Form 10QSB
period 2000-06-30
EROOM SYSTEM TECHNOLOGIES INC
filed 2000-08-14
CIK 1110361

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended:                      June 30, 2000
                                                           ---------------------
                                       OR
[ ] TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from:   ___________ to _______________


Commission file number:                          000-31037
                       ---------------------------------------------------------

                         eRoomSystem Technologies, Inc.
--------------------------------------------------------------------------------
                     (Exact name of small business issuer as
                            specified in its charter)

                Nevada                                      87-0540713
------------------------------------------        ------------------------------
      (State or other jurisdiction                       (I.R.S. Employer
     of incorporation or organization)                  Identification No.)


 3770 Howard Hughes Parkway, Suite 175, Las Vegas, Nevada 89109, (800) 316-3070
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (800) 316-3070
--------------------------------------------------------------------------------
                           (Issuer's telephone number)

                                       N/A
--------------------------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         YES                    NO      X
               ---------            --------

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court.

         YES                    NO
               ---------            --------

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

    7,039,091 shares of common stock, $0.001 par value, as of August 9, 2000
--------------------------------------------------------------------------------

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE)

         YES                     NO    X
               ---------            --------

                                   FORM 10-QSB

                                TABLE OF CONTENTS


                                                                                                                   PAGE
                                                                                                                   ----

PART I - FINANCIAL INFORMATION........................................................................................3
           ITEM 1.  FINANCIAL STATEMENTS..............................................................................3
                     CONDENSED CONSOLIDATED BALANCE SHEETS............................................................3
                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)......................................5
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)......................................6
                     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED).................................8
           ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.............18

PART II - OTHER INFORMATION..........................................................................................25
           ITEM 1.  LEGAL PROCEEDINGS................................................................................25
           ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS........................................................25
           ITEM 3.  DEFAULTS UPON SENIOR SECURITIES..................................................................25
           ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............................................25
           ITEM 5.  OTHER INFORMATION................................................................................25
           ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.................................................................25

PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.

                  EROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                                                                                    PROFORMA
                                                                          DECEMBER 31,         JUNE 30,            JUNE 30, 2000
                                                                             1999               2000               (NOTE 7)
                                                                        --------------     ----------------     ----------------
                                                                                            (UNAUDITED)          (UNAUDITED)
CURRENT ASSETS
       Cash  ...........................................................$      113,252     $        949,750     $     7,638,971
       Accounts receivable, net of allowance for doubtful
          accounts of $15,000...........................................        40,213              112,352             112,352
       Inventories......................................................       697,033              833,396             833,396
       Prepaid expenses and other.......................................         6,250               47,941              47,941
                                                                        --------------     ----------------     ---------------
             TOTAL CURRENT ASSETS.......................................       856,748            1,943,439           8,632,660
                                                                        --------------     ----------------     ---------------
REFRESHMENT CENTERS IN SERVICE, net of accumulated
   depreciation of $3,858 and $5,660, respectively......................       169,791              131,949             873,501
                                                                        --------------     ----------------     ---------------
PROPERTY AND EQUIPMENT
       Production equipment.............................................       138,908              167,384             167,384
       Computer equipment...............................................       171,666              170,162             170,162
       Vehicles and other...............................................        76,857               46,380              46,380
                                                                        --------------     ----------------     ---------------
                                                                               387,431              383,926             383,926
       Less accumulated depreciation and amortization...................      (264,946)            (286,095)           (286,095)
                                                                        --------------     ----------------     ---------------
             NET PROPERTY AND EQUIPMENT.................................       122,485               97,831              97,831
                                                                        --------------     ----------------     ---------------

INVESTMENT IN WHOLLY OWNED, UNCONSOLIDATED SUBSIDIARY...................     2,535,976            2,648,913           1,907,361
                                                                        --------------     ----------------     ---------------

OTHER ASSETS
       Patents and license rights, net of accumulated amortization
          of $222,710 and $256,459......................................       249,780              216,031             216,031
       Deferred offering and financing costs............................        88,000            1,057,927                  --
       Deposits and other...............................................       327,851              179,874             179,874
                                                                        --------------     ----------------     ---------------
             TOTAL OTHER ASSETS.........................................       665,631            1,453,832             395,905
                                                                        --------------     ----------------     ---------------
TOTAL ASSETS............................................................$    4,350,631     $      6,275,964       $  11,907,258
                                                                        ==============     ================     ===============



 See accompanying notes to unaudited condensed consolidated financial statements

                  EROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARY

                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                                                     DECEMBER 31,         JUNE 30,
                                                                                        1999               2000
                                                                                    -------------     ----------------
                                                                                                       (UNAUDITED)
CURRENT LIABILITIES
      Notes payable and current portion of long-term debt, net
         of discount of $0, and $299,898, respectively............................. $   1,560,458     $      3,053,116
      Current portion of capital lease obligations.................................        22,061               25,647
      Accounts payable.............................................................       987,013              982,355
      Accrued liabilities..........................................................       332,835              384,914
      Accrued interest.............................................................       290,117              559,336
      Customer deposits............................................................        93,470              292,110
      Deferred revenue.............................................................        58,868               28,597
      Preferred stock dividends payable............................................       162,542              244,470
                                                                                   --------------     ----------------
           TOTAL CURRENT LIABILITIES...............................................     3,507,364            5,570,545
                                                                                   ---------------    -----------------
LONG-TERM DEBT, net of current portion.............................................       812,022              809,970
                                                                                   ---------------    -----------------
CAPITAL LEASE OBLIGATIONS, net of current portion..................................        55,097               40,341
                                                                                   ---------------    -----------------
STOCKHOLDERS' EQUITY (DEFICIT)
      Series A convertible preferred stock, $0.001 par value; 500,000 shares authorized; 360,000 shares outstanding at December 31, 1999 and June
         30, 2000 and none proforma, respectively; liquidation preference
         $3,798,443 at December 31, 1999 and June 30, 2000.........................     1,332,953            1,332,953
      Series B convertible preferred stock, $0.001 par value;
         2,500,000 shares authorized, 2,081,680 shares outstanding at December
         31, 1999 and June 30, 2000 and none proforma; liquidation preference of
         $20,816,800 at December 31, 1999 and June 30, 2000........................     6,171,196            8,048,324
      Series C convertible preferred stock, $0.001 par value;
         2,000,000 shares authorized, 196,150 shares outstanding at June 30,
         2000 and none proforma; liquidation preference of  $1,961,500 at
         June 30, 2000.............................................................            --              535,986
      Undesignated preferred stock, $0.001 par value; 5,000,000
          shares authorized; no shares outstanding.................................            --                   --
      Common stock, $0.001 par value; 50,000,000 shares
         authorized; 2,217,291 and 2,352,977 shares outstanding,
         respectively, and 7,020,197 shares proforma...............................         2,218                2,353
      Additional paid-in capital...................................................     6,265,284            6,540,145
      Warrants and options outstanding.............................................       728,538            1,542,730
      Notes receivable from stockholders...........................................      (840,000)            (390,000)
      Accumulated deficit..........................................................   (13,684,041)         (17,757,383)
                                                                                   --------------     ----------------
           TOTAL STOCKHOLDERS' EQUITY (DEFICIT)....................................       (23,852)            (144,892)
                                                                                   --------------     ----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)...............................$    4,350,631     $      6,275,964
                                                                                   ==============     ================



                                                                                       PROFORMA
                                                                                    JUNE 30, 2000
                                                                                        (NOTE 7)
                                                                                   --------------
                                                                                        (UNAUDITED)

CURRENT LIABILITIES
      Notes payable and current portion of long-term debt, net
         of discount of $0, and $299,898, respectively.............................$      107,635
      Current portion of capital lease obligations.................................        25,647
      Accounts payable.............................................................       982,355
      Accrued liabilities..........................................................       384,914
      Accrued interest.............................................................       164,238
      Customer deposits............................................................       292,110
      Deferred revenue.............................................................        28,597
      Preferred stock dividends payable............................................            --
                                                                                   --------------
           TOTAL CURRENT LIABILITIES...............................................     1,985,496
                                                                                   --------------
LONG-TERM DEBT, net of current portion.............................................       654,964
                                                                                   --------------
CAPITAL LEASE OBLIGATIONS, net of current portion..................................        40,341
                                                                                   --------------
STOCKHOLDERS' EQUITY (DEFICIT)
      Series A convertible preferred stock, $0.001 par value; 500,000 shares authorized; 360,000 shares outstanding at December 31, 1999 and June
         30, 2000 and none proforma, respectively; liquidation preference
         $3,798,443 at December 31, 1999 and June 30, 2000.........................            --
      Series B convertible preferred stock, $0.001 par value;
         2,500,000 shares authorized, 2,081,680 shares outstanding at December
         31, 1999 and June 30, 2000 and none proforma; liquidation preference of
         $20,816,800 at December 31, 1999 and June 30, 2000........................            --
      Series C convertible preferred stock, $0.001 par value;
         2,000,000 shares authorized, 196,150 shares outstanding at June 30,
         2000 and none proforma; liquidation preference of  $1,961,500 at
         June 30, 2000.............................................................            --
      Undesignated preferred stock, $0.001 par value; 5,000,000
          shares authorized; no shares outstanding.................................            --
      Common stock, $0.001 par value; 50,000,000 shares
         authorized; 2,217,291 and 2,352,977 shares outstanding,
         respectively, and 7,020,197 shares proforma...............................         7,020
      Additional paid-in capital...................................................    29,574,763
      Warrants and options outstanding.............................................     1,542,730
      Notes receivable from stockholders...........................................      (390,000)
      Accumulated deficit..........................................................   (21,508,056)
                                                                                   --------------
           TOTAL STOCKHOLDERS' EQUITY (DEFICIT)....................................     9,226,457
                                                                                   --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)...............................$   11,907,258
                                                                                   ==============





 See accompanying notes to unaudited condensed consolidated financial statements

                  EROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARY

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                 THREE MONTHS ENDED JUNE 30,                  SIX MONTHS ENDED JUNE 30,
                                                 ---------------------------------------     ------------------------------------
                                                         1999                 2000                 1999                2000
                                                 --------------------   ----------------     ----------------     ---------------
REVENUE
      Product sales..............................$                --    $      1,666,287     $             --     $     1,666,287
      Revenues sharing arrangements..............             85,494              53,473              149,835              62,635
      Maintenance fees...........................            112,448              48,920              162,015              88,857
                                                 -------------------    ----------------     ----------------     ---------------
           TOTAL REVENUE.........................            197,942           1,768,680              311,850           1,817,779
                                                 -------------------    ----------------     ----------------     ---------------
COST OF REVENUE
      Product sales..............................                 --           1,266,056                   --           1,266,056
      Revenue sharing arrangements...............             51,174               1,264               90,583               8,337
      Maintenance................................             30,902                 881               36,162               7,901
                                                 -------------------    ----------------     ----------------     ---------------
           TOTAL COST OF REVENUE.................             82,076           1,268,201              126,745           1,282,294
                                                 -------------------    ----------------     ----------------     ---------------
GROSS MARGIN.....................................            115,866             500,479              185,105             535,485
OPERATING EXPENSES
      Selling, general and administrative
        (exclusive of non-cash compensation
         expense) ...............................            342,053             645,068              764,495           1,165,412
      Research and development...................             63,985              54,600              137,216             104,388
      Non-cash compensation expense..............                 --               2,485                   --             494,310
                                                 -------------------    -----------------    ----------------     ---------------
           TOTAL OPERATING EXPENSES..............            406,038             702,153              901,711           1,764,110
                                                 -------------------    -----------------    ----------------     ---------------
LOSS FROM OPERATIONS.............................           (290,172)           (201,674)            (716,606)         (1,228,625)
                                                 -------------------    ----------------     ----------------     ---------------
OTHER INCOME (EXPENSE)
      Interest expense...........................           (444,741)           (573,784)            (786,170)           (877,434)
      Equity in income of unconsolidated,
         wholly owned subsidiary.................                --               73,338                  --              161,634
      Interest and other income..................             66,406              14,697              133,742              17,033
                                                 -------------------    ----------------     ----------------     ---------------
           OTHER EXPENSE, NET....................           (378,335)           (485,749)            (652,428)           (698,767)
                                                 -------------------    ----------------     ----------------     ---------------
NET LOSS   ......................................           (668,507)           (687,423)          (1,369,034)         (1,927,392)
DIVIDENDS RELATED TO CONVERTIBLE
   PREFERRED STOCK...............................            (35,507)         (1,705,193)             (71,014)         (2,145,950)
                                                 -------------------    ----------------     ----------------     ---------------
LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS.........$          (704,014)   $     (2,392,616)    $     (1,440,048)    $    (4,073,342)
                                                 ===================    ================     ================     -==============
BASIC AND DILUTED LOSS PER COMMON SHARE..........$             (0.20)   $          (1.06)    $          (0.40)    $         (1.83)
                                                 ===================    ================     ================     ===============
BASIC AND DILUTED WEIGHTED AVERAGE
   COMMON SHARES OUTSTANDING.....................          3,576,012           2,258,048            3,556,908           2,227,669
                                                 ===================    ================     ================     ===============




 See accompanying notes to unaudited condensed consolidated financial statements

                  EROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARY

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                                   SIX MONTHS ENDED JUNE 30,
                                                                                             --------------------------------------
                                                                                                   1999                 2000
                                                                                             ----------------      ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net loss...............................................................................$     (1,369,034)     $     (1,927,392)
      Adjustments to reconcile net loss to
         net cash used in operating activities:
           Depreciation and amortization.....................................................         149,268                75,475
           Amortization of deferred financing costs
              and accretion of debt discount.................................................           5,261               196,832
           Interest accrued on notes receivable from stockholders............................        (131,881)                   --
           Non-cash compensation expense.....................................................              --               494,310
           Interest expense paid by issuance of preferred and common
              stock, warrants, and stock options.............................................         422,051               194,502
           Loss on sale of equipment.........................................................              --                 7,638
           Undistributed equity in income of unconsolidated subsidiary.......................              --                79,449
      Changes in operating assets and liabilities, net of transfers to unconsolidated subsidiary:
           Accounts receivable...............................................................         (82,891)              (72,139)
           Inventories.......................................................................       1,147,199              (128,799)
           Prepaid expenses, deposits and other..............................................        (167,290)              140,074
           Accounts payable..................................................................         265,744                64,340
           Accrued liabilities...............................................................         326,940               321,298
           Other liabilities.................................................................          34,018               168,369
                                                                                             ----------------      ----------------
           NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES...............................         599,385              (386,043)

CASH FLOWS FROM INVESTING ACTIVITIES
      Additions to refreshment centers in service............................................          (3,453)                   --
      Purchase of property and equipment.....................................................      (1,465,802)               (7,365)
      Cash investment in wholly owned, unconsolidated subsidiary.............................              --              (192,386)
                                                                                             ----------------      ----------------
           NET CASH USED IN INVESTING ACTIVITIES.............................................      (1,469,255)             (199,751)

CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from borrowings...............................................................              --             2,164,169
      Principal payments on notes payable....................................................              --              (478,060)
      Proceeds from issuance of notes payable to officers
         and stockholders....................................................................         402,000                    --
      Principal payments on notes payable to stockholder and officer.........................         (12,483)                   --
      Principal payments on capital lease obligations........................................          (6,761)              (11,170)
      Other offering and financing costs paid................................................              --              (938,478)
      Proceeds from issuance of preferred stock and warrants.................................         566,875               685,831
                                                                                             ----------------      ----------------
           NET CASH PROVIDED BY FINANCING ACTIVITIES.........................................         949,631             1,422,292
                                                                                             ----------------      -----------------
NET INCREASE IN CASH.........................................................................          79,761               836,498
CASH AT BEGINNING OF PERIOD..................................................................           1,850               113,252
                                                                                             ----------------      ----------------
CASH AT END OF PERIOD........................................................................$         81,611      $        949,750
                                                                                             ================      ================



 See accompanying notes to unaudited condensed consolidated financial statements

                  EROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARY

                                   (UNAUDITED)


                                                                                                   SIX MONTHS ENDED JUNE 30,
                                                                                             --------------------------------------
                                                                                                  1999                  2000
                                                                                             ----------------      ----------------

SUPPLEMENTAL CASH FLOW INFORMATION
      Cash paid for interest.................................................................$          4,489      $          7,062
      Accrual of preferred stock dividends...................................................          71,014                81,927
      Issuance of preferred stock as payment of debt obligations.............................         286,824                    --
      Issuance of notes receivable for common stock..........................................       1,590,000                    --
      Retirement of common stock.............................................................              --               450,000
      Issuance of warrants for advertising agreement.........................................              --               135,512
      Accrued interest, accounts payable and payable to
         stockholder converted to notes payable..............................................         101,868                56,063
      Beneficial conversion feature on bridge loan...........................................              --               448,398
      Beneficial conversion feature on Series B Preferred Stock..............................              --             1,877,128
      Value of shares issued as a dividend on Series B Preferred Stock.......................              --               186,895




 See accompanying notes to unaudited condensed consolidated financial statements

                  EROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARY

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

           CONDENSED FINANCIAL STATEMENTS. The accompanying unaudited condensed consolidated financial statements include the accounts of eRoomSystem Technologies, Inc. and its subsidiary (the "Company"). These financial statements are condensed and, therefore, do not include all disclosures normally required by generally accepted accounting principles. These statements should be read in conjunction with the Company's annual financial statements included in the Company's Registration Statement on Form SB-2, Pre-Effective Amendment No. 4 (File No. 333-34882), dated July 28, 2000, and the Company's final prospectus dated August 2, 2000 filed pursuant to Rule 424(b)(4) of the Securities Act of 1933, as amended. In particular, the Company's significant accounting principles were presented as Note 2 to the consolidated financial statements in that report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed consolidated financial statements are not necessarily indicative of the results that may be expected for the full year ending December 31, 2000.

NOTE 2 - INVESTMENT IN WHOLLY OWNED, UNCONSOLIDATED SUBSIDIARY

           On July 17, 1998, the Company entered into an Equipment Purchase and Sale Agreement (the "Equipment Agreement") with RSG Investments, LLC ("RSG"), an unrelated lender. Under the terms of the Equipment Agreement, RSG paid $1.5 million for the production of approximately 2,270 of the Company's Refreshment Centers (the "RSG Units") to be installed in six hotel properties in the United States under revenue sharing agreements. Pursuant to the Equipment Agreement, title to the RSG Units transferred to RSG and the Company was to repurchase the RSG Units within 75 days, or by September 30, 1998, subject to certain extensions. The repurchase price was $1.5 million plus interest at 15% per annum, and was secured by common stock of the Company, pledged by certain officers, directors and consultants to the Company, as well as the assets of the Company. Because of the Company's obligation to repurchase the RSG Units, this transaction was treated as a collateralized borrowing.

           On January 28, 1999, the Company was unable to meet the terms of the repurchase obligation under the Equipment Agreement and the Equipment Agreement was in default. RSG granted the Company several extensions to meet the terms under the Equipment Agreement, the last of which was signed on May 19, 1999. RSG placed certain conditions on the Company. The failure to meet any of the conditions would result in RSG's foreclosure on the pledged common stock and the assets of the Company. On September 28, 1999, the Company and RSG entered into a settlement agreement. As part of the settlement agreement, the Company formed a new bankruptcy-remote entity, RSi BRE, Inc., as a wholly owned subsidiary ("RSi BRE"). The ownership of the RSG Units and the related revenue sharing agreements were transferred to RSi BRE.

           The board of directors of RSi BRE is comprised of one appointee from the Company, one appointee from RSG and one independent appointee. All operating decisions, including disbursements, of RSi BRE require unanimous consent of RSi BRE's board of directors. As a result, the Company does not control RSi BRE. In accordance with EITF 96-16, "Investor's Accounting for an Investee When the Investor has a Majority of the Voting Interest But the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights," the Company has determined that RSi BRE does not qualify for consolidation in the Company's financial statements. Rather, the Company's investment in RSi BRE is reflected as an "Investment in Wholly Owned, Unconsolidated Subsidiary" in the accompanying condensed consolidated balance sheet and is accounted for under the equity method of accounting.

                  EROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARY

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


           At December 31, 1999 and June 30, 2000, the assets and liabilities of RSi BRE consisted of the following:


                                                                                                 DECEMBER 31,             JUNE 30,
                                                                                                   1999                     2000
                                                                                             ---------------       -----------------
      Cash...................................................................................$       189,659       $         33,080
      Accounts receivable....................................................................         66,057                175,623
      Inventory..............................................................................        414,860                     --
      Refreshment centers in service.........................................................      2,097,363              2,865,636
      Accumulated depreciation...............................................................       (217,797)              (387,274)
      Accrued liabilities....................................................................         (4,166)               (26,394)
      Customer deposits......................................................................        (10,000)               (11,758)
                                                                                             ----------------      ----------------
      Net Assets.............................................................................$     2,535,976       $      2,648,913
                                                                                             ===============       ================

           For the six months ended June 30, 2000, the revenues and expenses of RSi BRE consisted of the following:

      Revenue sharing agreement revenues .................................................$         357,749
      Depreciation........................................................................         (168,841)
      Other operating expenses............................................................          (29,138)
      Interest income.....................................................................            1,864
                                                                                          -----------------
      Net Income..........................................................................$         161,634
                                                                                          =================


NOTE 3 - NOTES PAYABLE

2000 NOTE PAYABLE TO STOCKHOLDER

           On February 15, 2000, the Company received a $500,000 loan from a company, wholly owned by a stockholder and nominee to the Company's board of directors (the "Board"). The loan is evidenced by a promissory note, bears interest at the rate of 10% per annum, matures August 15, 2000 and is secured by the assets of the Company. In addition, the Company issued a warrant for the purchase of 18,750 shares of common stock, which is exercisable at $4.80 per share for two years subsequent to the closing of the Company's initial public offering, which closed on August 9, 2000 (the "IPO"). See Note 7, "Subsequent Event (Proforma Balance Sheet)." The warrants issued were valued at $25,938 based upon their fair value measured using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 6.7%, volatility of 70.45% and an expected life of 2.30 years. The Company charged the value of the warrants to interest expense. This loan has been repaid, in part, from the proceeds of the sale of Refreshment Centers and the remaining balance will be paid from the proceeds of the IPO.

2000 CONVERTIBLE PROMISSORY NOTES

           During March and April 2000, $212,500 of convertible promissory notes were issued in connection with the Series C convertible preferred stock offering. These notes bear interest at 7% per annum, payable semi-annually and mature on December 31, 2001. These notes may be converted at the option of the holders into common stock at 85% of the IPO price, or $5.53 per share, commencing 30 days following the closing of the IPO on August 9, 2000. These notes will be repaid from the proceeds of the IPO.

2000 BRIDGE LOAN

           On April 13, 2000, the Company issued a $1,500,000, 9% secured, subordinated promissory note and 200,000 shares of common stock in a private placement offering. The Company received $1,472,500, net of

                  EROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARY

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


offering costs of $27,500, in net cash proceeds. This promissory note bears interest at 9% per annum, payable semi-annually and matured on the closing of the IPO. This promissory note has been repaid from the proceeds of the IPO.

           The proceeds from this private offering were allocated to the financial instruments issued based upon their relative fair values and resulted in allocating $1,051,769 to the promissory note before offering costs of $19,810 and $440,541 to the common stock. The Company also recorded a discount on the notes payable of $448,398, which is being amortized as interest expense through October 13, 2000, with the remaining amortization being recognized on August 9, 2000, the closing date of the IPO. As of June 30, 2000, $191,120 of the discount had been amortized to interest expense.

SUMMARY OF NOTES PAYABLE

           The following comprises notes payable at December 31, 1999 and June 30, 2000:


                                                                                                  DECEMBER 31,         JUNE 30,
                                                                                                  2000                  2000
                                                                                          --------------------    ------------------
1996 Notes secured by assets of the Company, in default, interest at 15% per annum and accruing warrants to purchase common stock
      on a monthly basis..................................................................$           130,000     $         130,000
1997 Notes secured by assets of the Company, in default, interest at
      15% per annum.......................................................................            431,750               431,750
1999 Notes secured by assets of the Company, in default, interest at
      15% per annum and accruing shares of common stock on a
      monthly basis.......................................................................             35,115                30,000
Note payable to RSG, secured by assets of the Company, $750,000
      due August 15, 2000, interest imputed at 41% per annum..............................          1,555,544             1,555,544
Note payable to a corporation for services performed, in default,
      interest at 22% per annum, unsecured................................................            102,290               158,354
Note payable to an individual, secured by assets of the Company, in
      default, interest at 15% per annum..................................................            100,000               100,000
Note payable to a bank, interest at 10% per annum, due in monthly
      installments through June 2002, secured by vehicle..................................             11,719                 8,432
Note payable to an individual, interest at 15% per annum, unsecured.......................              6,062                 6,062
2000  Bridge Loan Notes payable, secured by assets of the Company, bearing interest at 9% per annum, net of discount of $257,279
      (see description above).............................................................                 --             1,242,721
2000 Convertible promissory notes, secured by assets of the Company, bearing interest at 7% per annum, net of $42,619 unamortized
      discount (see description above)....................................................                 --               169,881
2000 Note payable to a stockholder, interest at 10% per annum, matures
      August 15, 2000, secured by the assets of the Company, in addition, the
      Company issued a warrant for the purchase of 18,750 shares
      of common stock (see description above).............................................                 --                30,342
                                                                                          --------------------    ------------------

Total notes payable and long-term debt....................................................          2,372,480             3,863,086
Less: current portion.....................................................................         (1,560,458)           (3,053,116)
                                                                                          -------------------     -----------------
                                                                                          $           812,022     $         809,970
                                                                                          ===================     ==================

                  EROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARY

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


           None of the above-referenced notes in default have been extended. However, holders of these notes in default have not taken any action to foreclose on them. The Company intends to pay off the above-referenced notes from the proceeds of the IPO.

NOTE 4 - STOCKHOLDERS' EQUITY

           On February 2, 2000, with stockholder approval, the Company filed an amendment and restatement of its articles of incorporation. The amended articles of incorporation authorize the Company to issue 500,000 shares of $0.001 par value Series A preferred stock, 2,500,000 shares of $0.001 par value Series B preferred stock, 2,000,000 shares of $0.001 par value Series C preferred stock and 20,000,000 shares of $0.001 par value common stock.

           On March 29, 2000, and subsequently corrected on May 30, 2000, the Company filed a second amendment and restatement of its articles of incorporation. The amended and restated articles of incorporation (i) changed the Company's name to "eRoomSystem Technologies, Inc."; (ii) increased the Company's authorized capital stock to 60,000,000 shares; (iii) increased the authorized number of shares of the Company's common stock from 20,000,000 shares to 50,000,000 shares; and (iv) authorized 5,000,000 shares of undesignated preferred stock at $0.001 par value.

           The Board is authorized, without stockholder approval, to designate and determine the preferences, limitations and relative rights granted to or imposed upon each share of preferred stock which are not fixed by the amended articles of incorporation.

1998 SERIES A CONVERTIBLE PREFERRED STOCK OFFERING

           In January 1998, the Company issued 360,000 shares of Series A convertible preferred stock at a price of $5.00 per share. The Series A convertible preferred stock was automatically converted into shares of common stock upon the consummation of the IPO, on August 9, 2000, on a one-to-one basis. The conversion rate for the shares of Series A convertible preferred stock was $10.00 divided by the IPO price. On November 14, 1998, holders of Series A convertible preferred stock commenced accruing an 8% annual dividend payable at the rate of $3.00 per share. The stockholders were entitled to an 8% cumulative dividend through the date of conversion. As of June 30, 2000, holders of Series A convertible preferred stock were owed dividends of $234,343.

           In accordance with EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," the Company will record a dividend to the Series A convertible preferred stockholders of $1,800,000 upon conversion of the Series A convertible preferred stock on August 9, 2000. This dividend represents the contingent beneficial conversion feature of the Series A convertible preferred stock which accrues to the Series A convertible preferred stockholders at the date of conversion.

           As a result of the closing of the IPO, the 360,000 shares of Series A convertible preferred stock will be converted into 553,846 shares of our common stock.

1999 SERIES B CONVERTIBLE PREFERRED STOCK OFFERING

           From May through September 1999, the Company issued 2,081,680 shares of Series B convertible preferred stock at a price of $3.00 per share. Effective January 1, 2000 and in connection with the Series B convertible preferred stock offering, the Company agreed to pay an individual a finder's fee of $51,250 plus interest at 10% (which was paid from proceeds of the IPO) and issued an option to purchase 1,125 shares of

                  EROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARY

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


common stock at an exercise price of $4.80 per share. The Company has accounted for the finders' fee and the fair value of the initial 1,125 options as a cost of the Series B convertible preferred stock offering.

           Pursuant to the terms of the certificate of designation of the Series B convertible preferred stock, the Series B convertible preferred stock was automatically converted into shares of common stock upon the consummation of the IPO on August 9, 2000. Before the modification as explained below, the Series B convertible preferred stock conversion was at the lower of (i) $3.00 per share or (ii) 50% of the IPO price per share of $6.50. On April 12, 2000, the certificate of designation for the Series B preferred stock was amended to modify the conversion rate to be determined by dividing $3.00 by 45% of the IPO price per share. The holders of the Series B convertible preferred stock were entitled to an annual cumulative dividend of 6%, which will be paid in the form of common stock through the date of conversion. As of June 30, 2000, the Company had accrued common stock dividends of 54,510 shares with a value of $181,895, related to the Series B convertible preferred stock.

           In accordance with EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," the Company determined that the holders of the Series B convertible preferred stock had received a beneficial conversion feature at the date of issuance. This beneficial conversion feature was valued at $1,249,008 and is being accrued as a dividend between the date of issuance of the Series B convertible preferred stock and September 28, 2000, the date which the Series B convertible preferred stockholders have the right to convert their shares. By modifying the terms of the beneficial conversion feature, when the value of the common stock was $3.20 per share, the beneficial conversion feature was increased by $2,498,016. The increase to the beneficial conversion feature is being accrued as a dividend from April 12, 2000 through September 28, 2000. The remaining unaccrued beneficial conversion feature will be accrued and recognized at August 9, 2000, the effective date of the IPO. During the six months ended June 30, 2000, the Company recorded dividends of $1,877,128 to the Series B convertible preferred stockholders related to this beneficial conversion feature.

           As a result of the closing of the IPO, the 2,081,680 shares of Series B convertible preferred stock will be converted into 2,135,056 shares of our common stock.

2000 SERIES C CONVERTIBLE PREFERRED STOCK OFFERING

           During March and April 2000, the Company issued $212,500 of 7% secured, subordinated, convertible promissory notes, 196,150 shares of 7% Series C convertible preferred stock and warrants to purchase 42,500 shares of common stock at $6.60 per share in the private placement offering. The Company received $774,636 in proceeds (net of offering costs of $75,364).

           The 7% Series C convertible preferred stock was issued at $3.25 per share and was automatically converted into common stock upon the close of the IPO on August 9, 2000 at the rate determined by $3.25 divided by 55% of the IPO price per share of $6.50. The promissory notes relating to this offering bear interest at 7% per annum, are payable semi-annually and mature on December 31, 2001. The notes may be converted at the option of the holders into common stock at $5.53 per share, determined based upon 85% of the IPO price per share of $6.50, commencing 30 days following the closing of the IPO.

           The proceeds from the offering were allocated to the financial instruments issued based upon their relative fair values and resulted in allocating $164,169 to the promissory notes before offering costs of $17,382, $31,875 to the beneficial debt conversion feature, $535,986 to the 7% Series C convertible preferred stock and $59,988 to the warrants. While the allocated value of the warrants was less than their fair value of $71,350, the fair value was measured using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 5.0%, expected dividend yield of 0%, volatility of 100.00%, and expected life of 3.25 years. The debt issuance costs will be amortized through December 31, 2001. The discount on the promissory notes of $48,331

                  EROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARY

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


will be amortized as interest expense through the closing date of the IPO. As of June 30, 2000, $5,712 of discount had been charged to interest expense. As of June 30, 2000, holders of Series C convertible preferred stock were owed dividends of $10,126.

           As a result of the closing of the IPO, the 196,150 shares of Series C convertible preferred stock will be converted into 178,318 shares of our common stock.

OTHER ISSUANCES OF COMMON STOCK AND WARRANTS

           During the six months ended June 30, 2000, the Company issued 3,183 shares of common stock to an employee who loaned money to the Company. The shares were issued as a payment of interest and the value of the shares issued was $10,186 or $3.20 per share. Additionally, the Company issued 17,841 shares of common stock to the holders of the a prior private debt offering in 1999 who are entitled to receive shares for the payment of interest. The value of the shares was $57,091 or $3.20 per share and charged to interest expense.

           In June 2000, the Company issued 777 shares of common stock to an employee for services rendered. The shares were valued at $2,485 or $3.20 per share.

           At March 31, 2000, the Company cancelled a note receivable from a stockholder which was used to purchase shares of common stock. The value of the note receivable was $450,000. As consideration for the cancellation of the note receivable, 140,625 shares of common stock were returned to the Company by the stockholder and retired.

NOTE 5 - STOCK OPTIONS AND WARRANTS

STOCK-BASED COMPENSATION

           The Company accounts for its stock options issued to directors, officers and employees under Accounting Principles Board Opinion No. 25 and related interpretations ("APB 25"). Under APB 25, compensation expense is recognized if an option's exercise price on the measurement date is below the fair value of the Company's common stock. The Company accounts for options and warrants issued to non-employees in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS 123) which requires these options and warrants be accounted for at their fair value.

FINANCING GRANTS

           During the six months ended June 30, 2000, the Company issued warrants to purchase 28,186 shares of common stock as payment of interest on various promissory notes. The exercise price ranged from $1.00 to $4.80. These options were valued in accordance with SFAS 123 (using the Black-Scholes option pricing model with the following weighted average assumptions for the period: risk free interest rate of 6.7%, expected dividend yield of 0%, volatility of 97.98%, expected life of 3 years) at amounts ranging from $1.98 to $2.48. The Company recorded interest expense of $59,398 relating to the grant of the warrants.

OTHER GRANTS

           During the six months ended June 30, 2000, the Company issued options to purchase 125,000 shares of common stock for advertising costs. The exercise price was $4.80. These options were valued at $135,152 in accordance with SFAS 123 (utilizing the Black-Scholes option pricing model with the following assumptions for the period: risk free interest rate of 6.7%, expected dividend yield of 0%, volatility of 83.41%, expected life of 1.8 years) at $1.08. The Company charged $101,364 of the value of the warrants to deferred offering costs relating to the IPO and $33,788 were charged to prepaid expense.

                  EROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARY

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


           During the six months ended June 30, 2000, the Company issued 42,500 options in connection with the 7% Series C convertible preferred stock offering. See Note 4.

NON EMPLOYEE GRANTS

           During the six months ended June 30, 2000, the Company issued options to purchase 321,001 shares of common stock. The exercise price ranged from $4.00 to $9.60. These options were valued in accordance with SFAS 123 (utilizing the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 6.7%, expected dividend yield of 0%, volatility of 86.1%, expected life of 3.3 years) at amounts ranging from $1.15 to $1.98 per share. The Company recorded an expense of $491,825 relating to the grant of the options.

EMPLOYEE GRANTS

           On February 3, 2000, the Board adopted, and on March 29, 2000, a majority of the Company's stockholders approved the creation of the 2000 Stock Option and Incentive Plan ("2000 Plan") with 2,000,000 shares of common stock reserved for issuance thereunder. The 2000 Plan provides both the direct award or sale of shares and for the grant of options to purchase shares. A committee, designated by the Board, will administer the 2000 Plan and has the discretion to determine the employees, directors, independent contractors and advisors who will receive awards, the type of awards (stock, incentive stock options or non-qualified stock options) to be granted, the term, vesting and exercise prices. The exercise price for the options may be paid in cash, in shares of the Company's common stock valued at fair market value on the exercise date or through a same-day sale program without any cash outlay by the optionee. In the event of a change in control (as defined), all restrictions on all awards or sales of shares issued under the plan will lapse and vesting on all unexercised options will accelerate to the date of the change in control.

           During the six months ended June 30, 2000, the Company issued options for the purchase of 1,120,770 shares of common stock to certain officers and employees of the Company pursuant to the 2000 Plan. The exercise prices range from $3.60 to $9.60 per share. The options are exercisable through the third anniversary of the closing of the IPO.

           SFAS 123 requires pro forma information regarding net loss as if the Company had accounted for its stock options granted to employees subsequent to December 31, 1994 under the minimum fair value method of the statement. The minimum fair value of the stock options was estimated at the grant date by the Company using the Black-Scholes option pricing model. The following weighted average assumptions were used in the Black-Scholes model for the six months ended June 30, 2000: risk-free interest rate of 6.7%, dividend yield of 0%, volatility of 85.4%, and expected life of 3.3 years. Following are the pro forma disclosures and the related impact on the net loss for the six months ended June 30, 2000:

           Loss attributable to common stockholders as reported                 $    (4,073,342)
           Loss attributable to common stockholders pro forma                        (5,656,348)
           Basic and diluted loss per common share as reported                       (1.83)
           Basic and diluted loss per common share pro forma                         (2.54)

           Due to the nature and timing of option grants, the resulting pro forma compensation cost may not be indicative of future years.

                  EROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARY

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


OUTSTANDING STOCK OPTIONS AND WARRANTS

           A summary of stock option and warrant activity for the six months ended June 30, 2000 is as follows:


                                                                                                                     WEIGHTED
                                                                        OPTIONS AND                                   AVERAGE
                                                                          WARRANTS           PRICE RANGE          EXERCISE PRICE
                                                                        ----------------     --------------       --------------
      Balance, December 31, 1999........................................         866,508     $2.67 - 16.00        $       4.39
           Granted   ...................................................       1,637,457      1.00 -  9.60                6.51
                                                                        ----------------
      Balance, June 30, 2000............................................       2,503,965     $1.00 - 16.00        $       5.77
                                                                        ================

           A summary of stock option and warrant grants with exercise prices less than, equal to or greater than the estimated market value on the date of grant during the six months ended June 30, 2000 is as follows:


                                                         OPTIONS AND WARRANTS        WEIGHTED AVERAGE    WEIGHTED AVERAGE FAIR VALUE
                                                                GRANTED              EXERCISE PRICE      OF OPTIONS AND WARRANTS
                                                       --------------------------    -----------------   ---------------------------
Grants with exercise price less than estimated
     market value......................................                 9,436               $     1.09                $     2.46
Grants with exercise price greater than estimated
     market value......................................             1,628,021                     6.54                      1.44

           A summary of the options and warrants outstanding and exercisable as of June 30, 2000 follows:


                                              WEIGHTED-AVERAGE
 RANGE OF EXERCISE          NUMBER         REMAINING CONTRACTUAL    WEIGHTED-AVERAGE                                WEIGHTED-AVERAGE
       PRICES             OUTSTANDING               LIFE             EXERCISE PRICE        NUMBER EXERCISABLE        EXERCISE PRICE
---------------------  ------------------  ---------------------   -----------------       ------------------       ----------------
   $1.00 - $2.67              407,365               1.40 years     $          2.63                  407,364         $        2.63
    2.68 - 5.33             1,205,056               2.63 years                4.45                1,205,056                  4.45
    5.34 - 16.00              891,544               2.97 years                9.01                  828,690                  9.06
                       ------------------                                                  ------------------
                            2,503,965                                                             2,441,110
                       ==================                                                  ==================

NOTE 6 - COMMITMENTS AND CONTINGENCIES

LEGAL MATTERS

           In March 1999, a vendor of the Company filed a lawsuit that alleges breach of contract and seeks payment in the amount of approximately $125,000 from the Company related to purchases of materials from the vendor. The Company has responded to the lawsuit, and management believes that the materials delivered by the vendor were defective. In addition, the Company's costs resulting from the defective materials are in excess of $120,000. Although the Company, after consultation with legal counsel, believes that its defenses have merit, it is unable to predict the outcome of this matter.

           The Company is the subject of certain legal matters, which it considers incidental to its business activities. It is the opinion of management, after discussion with legal counsel, that the ultimate disposition of these legal matters will not have a material impact on the consolidated financial condition or results of operations of the Company.

                  EROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARY

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


ADVERTISING AGREEMENT

           On March 24, 2000, the Company entered into a letter of agreement with an advertising agency. Under the terms of this agreement, the advertising agency is to assist the Company in the development and implementation of the Company's creative design related to its advertising, marketing and promotion. This agreement lasts for a term of one year and provides for the advertising agency to be compensated as follows:

                     MONTHS ONE THROUGH FOUR. On March 29, 2000, the Company issued the agency a warrant to purchase 125,000 shares of common stock at $4.80 per share which were valued at $135,152. The Company charged $101,364 of the value of the warrants to deferred offering costs relating to the proposed IPO and will be charged to equity when the IPO concludes. The remaining $33,788 was charged to prepaid expense and will be charged to operations when the services occur, which is projected to be during the third fiscal quarter.

                     MONTHS FIVE THROUGH TWELVE. The Company is to pay the agency $43,687 per month in cash. In addition, the Company also agreed to pay all outside expenses incurred by the agency on behalf of the Company which are estimated to be $450,000. All amounts will be charged to operations in the period the services are rendered.

FINANCING AGREEMENT

           On May 11, 2000, the Company entered into a Master Business Lease Financing Agreement (the "Agreement"), whereby the Company may receive funding of up to 150% of the fully-burdened cost of its products under the terms of an open-ended line of credit. The Company is obligated to repay amounts borrowed under the Agreement over a seven-year term using a formula-based variable interest rate. The financing under this Agreement will be secured by products funded by the equipment financier and all proceeds generated and derived from such products.

NOTE 7 - SUBSEQUENT EVENT (PROFORMA BALANCE SHEET)

           On August 9, 2000, the Company completed a public offering of its common stock. The Company issued 1,800,000 shares of common stock at $6.50 per share for proceeds of $10,792,800 net of the underwriters discount of $907,200. The Company had incurred $1,019,304 (which includes a non-cash portion of $101,364) of other offering costs relating to the public offering. As part of the public offering all three Series of convertible preferred stock were converted into 2,867,220 shares of common stock computed as follows:

SERIES A             360,000 shares of Series A       x               $10.00               =      553,846 shares of
                     convertible preferred stock          --------------------------------           common stock
                                                                  $6.50 (IPO price)


SERIES B            2,081,680 shares of Series B      x                $3.00               =     2,135,056 shares of
                     convertible preferred stock          --------------------------------           common stock
                                                              0.45 x $6.50 (IPO price)


SERIES C             196,150 shares of Series C       x                $3.25               =      178,318 shares of
                     convertible preferred stock          --------------------------------          common stock
                                                              0.55 x $6.50 (IPO price)

                  EROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARY

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


           With the proceeds of the public offering, the Company will pay certain notes payable, including accrued interest, and will pay all accrued dividends associated with the Series A and Series C convertible preferred stock. The accompanying proforma balance sheet as of June 30, 2000 reflects the following events as if they occurred on June 30, 2000:

           - The issuance of 1,800,000 shares of common stock for $9,773,496, net of $1,926,504 in offering costs.

           - Conversion of 360,000 shares of Series A convertible preferred stock, 2,081,680 shares of Series B convertible preferred stock and 196,150 shares of Series C convertible preferred stock into 2,867,220 shares of common stock.

           - The recognition of $3,348,526 of preferred dividends from amortization of the beneficial conversion feature associated with the conversion of the Series A and Series B convertible preferred stock.

           - The payment of $3,838,438 in debt obligations comprising $3,400,385 in notes payable, $395,099 in accrued interest and $42,954 of interest and penalties. As a result of these debt payoffs, $338,521 of debt discounts and deferred financing costs were immediately amortized.

           -         The payment of $265,142 of preferred stock dividends.

           - Based on the paydown of a note payable, $775,518 of refreshment centers were distributed from RSi BRE, a wholly owned, unconsolidated subsidiary.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

         The following discussion should be read in conjunction with our financial statements and notes to our financial statements, included elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors discussed elsewhere in this report.

         Certain information included herein contains statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, such as statements relating to plans for future expansion, capital spending, future operations, sources of liquidity and financing sources. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future, and accordingly, such results may differ from those expressed in any forward-looking statements made herein. These risks and uncertainties include, but are not limited to, those relating to our liquidity requirements, the continued growth of the gaming industry, the success of our product-development, marketing and sales activities, vigorous competition in the gaming industry, dependence on existing management, gaming regulations (including actions affecting licensing and product approvals), leverage and debt service (including sensitivity to fluctuations in interest rates), domestic or global economic conditions, and changes in federal or state tax laws or the administration of such laws. A complete discussion of these risks and uncertainties are contained in our Registration Statement on Form SB-2, Pre-Effective Amendment No. 4, as filed with the Securities and Exchange Commission on July 28, 2000 (Commission File No. 333-34882).

OVERVIEW

         eRoomSystem Technologies is a Nevada corporation incorporated on August 31, 1999. Our core business is the development and installation of an intelligent, in-room computer platform and communications network, or the eRoomSystem, for the lodging industry. The eRoomSystem is a computerized platform and processor-based system designed to collect and control data. The eRoomSystem supports our fully-automated and interactive eRoomServ Refreshment Centers, or Refreshment Centers, electronic room safes, or eRoomSafes, and other proposed applications. These other applications include, or will include, information management services, in-room energy management capabilities, credit card/smart card capabilities for direct billing, network access solutions, and remote engineering and maintenance services.

         Our interactive Refreshment Centers provide hotel guests with a selection of up to 33 different beverages and snacks and offer the lodging industry an opportunity to capture additional in-room revenues and reduce operating costs. Our eRoomSafes have sufficient storage space for large items such as laptop computers, video cameras and briefcases and generate additional revenue. Our products interface with the hotel's property management system through our eRoomSystem communications network. The hotel's property management system posts usage of our products directly to the hotel guest's room account.

         The solutions offered by our eRoomSystem and related products have allowed us to install our products and services in several premier hotel chains, including Marriott International, Doubletree Hotels and Bass Hotels. We believe that our hotel relationships will continue to provide us with the opportunity to install our eRoomSystem and related products worldwide.

         One of the byproducts of our technology is the information we have collected since our first product installation. To date, we have collected over eleven million room-nights of data. Through our eRoomSystem, we are able to collect information regarding the usage of our products on a real-time basis. We use this information to help our customers increase their operating efficiencies. We also intend to market this information to suppliers of goods sold in our Refreshment Centers and to other users desiring information on the buying patterns of hotel guests for goods and services.

         We believe that our eRoomSystem and developing technologies will provide a foundation for expansion into the healthcare and time-share industries. We will be able to provide healthcare facilities with a comprehensive room information and management system that will allow these facilities to provide patients with a wide array of in-room amenities not available to them in the past. These amenities include Refreshment Centers, eRoomSafes, direct dial long distance, on-demand movies, Internet access and other products and services commonly found in a hotel room. Similar opportunities exist in the time-share industry. By offering a direct credit card billing system, a healthcare or time-share facility can offer similar services available in hotels.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2000 AND 1999

           REVENUES

           Product Sales -- We recognized $1,666,287 in revenues from product sales in the three months ended June 30, 2000 compared to no revenues from product sales in the three months ended June 30, 1999. The increase in revenues from product sales was due to the fulfillment of orders that we were previously unable to install due to cash constraints.

           Revenue Sharing Arrangements -- Our revenue from revenue sharing arrangements was $85,494 for the three months ended June 30, 1999 and $53,473 for the three months ended June 30, 2000, representing a decrease of $32,021, or 37%. The decrease in revenue from revenue sharing arrangements was due primarily to the transfer of Refreshment Centers to RSi BRE, an unconsolidated, wholly owned subsidiary. Because RSi BRE is not consolidated, the related revenues are not included in our financial statements. Rather, we record our equity in RSi BRE's income for each respective period. The revenue sharing revenue for these units was recognized as revenue sharing income during the three months ended June 30, 1999.

           Maintenance Fee Revenues -- Our maintenance fee revenues were $112,448 for the three months ended June 30, 1999 and $48,920 for the three months ended June 30, 2000, representing a decrease of $63,528, or 56%, from the three months ended June 30, 1999 to the three months ended June 30, 2000. The decrease from the three months ended June 30, 1999 to the three months ended June 30, 2000 was due primarily to the expiration of maintenance contracts representing 753 units and the transfer of Refreshment Centers to RSi BRE. Because RSi BRE is not consolidated, the related revenues are not included in our financial statements. Rather, we record our equity in RSi BRE's income for each respective period.

           COST OF REVENUE

           Cost of Product Sales Revenue -- Although we did not realize any cost of product sales revenue during the three months ended June 30, 1999, we realized $1,266,056 in costs of product sales revenue during the three months ended June 30, 2000. The increase was due to the sale of 1,346 Refreshment Centers and 908 eRoomSafes during the three months ended June 30, 2000. The gross margin percentage on revenue from product sales revenue was 24% in the six months ended June 30, 2000.

           Cost of Revenue Sharing Revenue -- Our cost of revenue sharing revenue was $51,174 during the three months ended June 30, 1999 and $1,264 during the three months ended June 30, 2000, representing a decrease of $49,910, or 98%. The decrease in the cost of revenue sharing revenue was due to the transfer of Refreshment Centers to RSi BRE. The gross margin percentage on revenue sharing revenue was 40% in the three months ended June 30, 1999 and 98% in the three months ended June 30, 2000. The increase in gross margin percentage on revenue sharing revenue from the three months ended June 30, 1999 to the three months ended June 30, 2000 resulted from the transfer to RSi BRE of Refreshment Centers that had greater service requirements.

           Cost of Maintenance Revenue -- Our cost of maintenance revenue was $30,902 in the three months ended June 30, 1999 and $881 in the three months ended June 30, 2000 representing a decrease of $30,021, or 97%. The gross margin percentage on maintenance revenues was 73% in the three months ended June 30, 1999 and 98% in the three months ended June 30, 2000. The decrease in our cost of maintenance revenue from the three months ended June 30, 1999 to the three months ended June 30, 2000 was mainly due to the expiration of contracts representing 1,058 units. The increase in gross margin percentage from the three months ended June 30, 1999 to the three months ended June 30, 2000 was mainly due to the reduced costs associated with the cost of maintenance revenue.

           OPERATING EXPENSES

           Selling, General and Administrative -- Selling, general and administrative expenses, exclusive of non-cash compensation expense, were $342,053 in the three months ended June 30, 1999 and $645,068 in the three months ended June 30, 2000, representing an increase of $303,015, or 89%. Selling, general and administrative expenses represented 173% of our total revenues in the three months ended June 30, 1999 and 36% of our total revenues in the three months ended June 30, 2000. The increase in our selling, general and administrative expenses from the three months ended June 30, 1999 to the three months ended June 30, 2000 was primarily due to the increased payroll and advertising expense in anticipation of increased sales activities.

           Research and Development Expenses -- Research and development expenses were $63,985 in the three months ended June 30, 1999 and $54,600 in the three months ended June 30, 2000, representing a decrease of $9,385, or 15%. Research and development expenses represented 32% of our total revenue in the three months ended June 30, 1999 and 3% of our total revenue in the three months ended June 30, 2000. The decrease in research and development expenses resulted from the reorganization of the research and development department in an effort to maximize the efficiency of its operation.

           Other Income (Expense), Net -- Other expense was $378,335 in the three months ended June 30, 1999 and $485,749 in the three months ended June 30, 2000, representing a increase of $107,414, or 28%. The increase is due primarily to the increase in interest due to increased borrowings.

           LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS

           We incurred losses attributable to common stockholders of $704,014 and $2,392,616 during the three months ended June 30, 1999 and 2000, respectively. The $1,688,602 increase in the loss attributable to common stockholders was due primarily to decreased gross profit margin and increased non-cash compensation expense and interest expense associated with increased debt. We have continued to incur losses subsequent to June 30, 2000 and, as a result, have experienced an increase in accumulated deficit. We believe that we will continue to incur losses for a period of time.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2000 AND 1999

           REVENUES

           Product Sales -- We recognized $1,666,287 in revenues from product sales in the six months ended June 30, 2000 compared to no revenues from product sales in the six months ended June 30, 1999. The increase in increase in revenues from product sales was due to the fulfillment of orders that we were previously unable to install due to cash constraints.

           Revenue Sharing Arrangements -- Our revenue from revenue sharing arrangements was $149,835 for the six months ended June 30, 1999 and $62,635 for the six months ended June 30, 2000, representing a decrease of $87,200, or 58%. The decrease in revenue from revenue sharing arrangements was due primarily to the transfer of Refreshment Centers to RSi BRE. Because RSi BRE is not consolidated, the related revenues are not included in our financial statements. Rather, we record our equity in RSi BRE's income for each respective period. The revenue sharing revenue for these units was recognized as revenue sharing income during the three months ended June 30, 1999.

           Maintenance Fee Revenues -- Our maintenance fee revenues were $112,448 for the three months ended June 30, 1999 and $48,920 for the three months ended June 30, 2000, representing a decrease of $63,528, or 56%, from the three months ended June 30, 1999 to the three months ended June 30, 2000. The decrease from the three months ended June 30, 1999 to the three months ended June 30, 2000 was due primarily to the expiration of maintenance contracts representing 753 units and the transfer of Refreshment Centers to RSi BRE. Because RSi BRE is not consolidated, the related revenues are not included in our financial statements. Rather, we record our equity in RSi BRE's income for each respective period.

           Maintenance Fee Revenues -- Our maintenance fee revenues were $162,015 for the six months ended June 30, 1999 and $88,857 for the six months ended June 30, 2000, representing a decrease of $73,158, or 45%, from the six months ended June 30, 1999 to the six months ended June 30, 2000. The decrease from the six months ended June 30, 1999 to the six months ended June 30, 2000 was due primarily to the expiration of maintenance contracts representing 753 units and the transfer of Refreshment Centers to RSi BRE. Because RSi BRE is not consolidated, the related revenues are not included in our financial statements. Rather, we record our equity in RSi BRE's income for each respective period.

           COST OF REVENUE

           Cost of Product Sales Revenue -- Although we did not realize any cost of product sales revenue during the six months ended June 30, 1999, we realized $1,266,056 in costs of product sales revenue during the six months ended June 30, 2000. The increase was due to the sale of 1,346 Refreshment Centers and 908 eRoomSafes during the six months ended June 30, 2000. The gross margin percentage on revenue from product sales revenue was 24% in the six months ended June 30, 2000.

           Cost of Revenue Sharing Revenue -- Our cost of revenue sharing revenue was $90,583 during the six months ended June 30, 1999 and $8,337 during the six months ended June 30, 2000, representing a decrease of $82,246, or 91%. The decrease in the cost of revenue sharing revenue was due to the transfer of Refreshment Centers to RSi BRE. The gross margin percentage on revenue sharing revenue was 40% in the six months ended June 30, 1999 and 87% in the six months ended June 30, 2000. The increase in gross margin percentage on revenue sharing revenue from the six months ended June 30, 1999 to the six months ended June 30, 2000 resulted from the transfer to RSi BRE of Refreshment Centers that had greater service requirements.

           Cost of Maintenance Revenue -- Our cost of maintenance revenue was $36,162 in the six months ended June 30, 1999 and $7,901 in the six months ended June 30, 2000 representing a decrease of $28,261, or 78%. The gross margin percentage on maintenance revenues was 78% in the six months ended June 30, 1999 and 91% in the six months ended June 30, 2000. The decrease in our cost of maintenance revenue from the six months ended June 30, 1999 to the six months ended June 30, 2000 was mainly due to the expiration of contracts representing 1,058 units. The increase in gross margin percentage from the six months ended June 30, 1999 to the six months ended June 30, 2000 was mainly due to the reduced costs associated with the cost of maintenance revenue.

           OPERATING EXPENSES

           Selling, General and Administrative -- Selling, general and administrative expenses, exclusive of non-cash compensation expense, were $764,495 in the six months ended June 30, 1999 and $1,165,412 in the six months ended June 30, 2000, representing an increase of $400,917, or 52%. Selling, general and administrative expenses represented 245% of our total revenues in the six months ended June 30, 1999 and 64% of our total revenues in the six months ended June 30, 2000. The increase in selling, general and administrative expenses from the six months ended June 30, 1999 to the six months ended June 30, 2000 was primarily due to the increased payroll and advertising expense in anticipation of increased sales activities.

           Research and Development Expenses -- Research and development expenses were $137,216 in the six months ended June 30, 1999 and $104,388 in the six months ended June 30, 2000, representing a decrease of $32,828, or 24%. Research and development expenses represented 44% of our total revenue in the six months ended June 30, 1999 and 6% of our total revenue in the six months ended June 30, 2000. The decrease in research and development expenses resulted from the reorganization of the research and development department in an effort to maximize the efficiency of its operation.

           Non-Cash Compensation Expense -- Non-cash compensation expense was $0 in the six months ended June 30, 1999 and $494,310 in the six months ended June 30, 2000. The non-cash compensation expense recorded in the six months ended June 30, 2000 resulted from options and warrants issued.

           Other Income (Expense), Net -- Other expense was $652,428 in the six months ended June 30, 1999 and $698,767 in the six months ended June 30, 2000, representing an increase of $46,339, or 7%. The increase is due primarily to interest expense.

           LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS

           We incurred losses attributable to common stockholders of $1,440,048 and $4,073,342 during the six months ended June 30, 1999 and 2000, respectively. The $2,633,294 increase in the loss attributable to common stockholders was due primarily to the non-cash compensation expense discussed above and a $2,074,936 increase in dividends related to our convertible preferred stock. We have continued to incur losses subsequent to June 30, 2000 and, as a result, have experienced an increase in accumulated deficit. We believe that we will continue to incur losses for a period of time.

LIQUIDITY AND CAPITAL RESOURCES

           PROFORMA LIQUIDITY AND CAPITAL RESOURCES

           On August 9, 2000, we consummated the IPO for 1,800,000 shares of common stock. The Company received gross proceeds of $11.7 million and, after deducting the underwriting discounts and commissions and the offering expenses, net proceeds of approximately $9.86 million. The Company has also registered 270,000 shares of common stock pursuant to the same registration statement as part of an over-allotment option granted to the underwriters. The underwriters have 30 days from the effective date of the registration statement, or until September 1, 2000, to exercise the over-allotment option. The net offering proceeds have been and will be used for the funding the production and installation of our products and services, the repayment of a substantial portion of our outstanding indebtedness and related accrued interest, the payment of cash dividends on our Series A and Series C convertible preferred stock, our advertising and promotional expenses, additional research and development to improve our existing products and services and to develop our future products and services, and general corporate purposes and working capital.

           On a pro forma basis giving effect to completion of the IPO, as of June 30, 2000, we had cash of $7,638,971 and working capital of $6,647,164 compared to cash of $113,252 and working capital deficit of $2,650,616 at December 31, 1999. The increases in cash and working capital were the result of cash provided by the IPO, net of cash being used in operations, investment in RSi BRE, increases in inventories and increases in deferred offering and financing costs. These uses of cash were offset, in part, by the proceeds from our Series C convertible preferred stock offering and the proceeds from the issuance of promissory notes. On a pro forma basis giving effect to the IPO, our stockholders' equity improved from a deficit of $23,852 at December 31, 1999 to stockholders' equity of $9,226,457 at June 30, 2000. The improvement in stockholders' equity primarily resulted from proceeds of the IPO, net of the net loss for the six months ended June 30, 2000.

           We believe that our current cash on hand, after receiving approximately $777,750 of net proceeds from the sale of units consisting of Series C convertible preferred stock, convertible promissory notes and warrants to purchase common stock, the $500,000 loan dated February 15, 2000 from Ash Capital, the $1.5 million bridge loan dated April 13, 2000 from a group of investors, together with the net proceeds of approximately $9.86 million from our initial public offering and the funds from our long-term equipment financing arrangement will be sufficient to meet our capital expenditures and working capital requirements, including those from our planned expansion, for at least the next twelve months. However, we may need to raise additional funds to support more rapid expansion, respond to competitive pressures, invest in our new technology offerings and other product offerings or respond to unanticipated requirements. We cannot assure you that additional financing will be available to us in amounts or on terms acceptable to us. If sufficient funds are not available or are not available on acceptable terms, our ability to fund our expansion, take advantage of additional product development opportunities, develop or enhance our products or services, or otherwise respond to competitive pressures would be significantly limited.

           HISTORICAL LIQUIDITY AND CAPITAL RESOURCES

           As of June 30, 2000, we had cash of $949,750 and a working capital deficit of $3,627,106 compared to cash of $113,252 and a working capital deficit of $2,650,616 at December 31, 1999. The decreases in working capital were the result of cash being used in operations, investment in RSi BRE, and increases in inventories. These uses of cash were offset, in part, by the proceeds from our Series C convertible preferred stock offering and the proceeds from the issuance of promissory notes and other borrowings. Our stockholders' deficit increased from $23,852 at December 31, 1999 to $144,892 at June 30, 2000. The increase in stockholders' deficit primarily resulted from the net loss for the six months ended June 30, 2000 net of proceeds received from equity financing. We anticipate that our accumulated deficit will continue to increase for a period of time.

           Our net cash used in operating activities for the six months ended June 30, 2000 was $386,043. Cash used in operating activities was primarily attributable to a net loss of $1,433,082, excluding non-cash compensation expense of $494,825. Our net cash provided by operating activities for the six months ended June 30, 1999 was $599,385. Cash provided by operating activities was primarily attributed to utilization of inventory offset by increases in accounts payable and accrued liabilities.

           Our primary investing activities have historically consisted of expenditures relating to our revenue sharing program and for property and equipment. Cash used in investing activities was $1,469,255 and $199,751 in the six months ended June 30, 1999 and 2000, respectively. Investing activities for the six months ended June 30, 2000 consisted of purchases of property and equipment and additional investments in RSi BRE and investing activities for the six months ended June 30, 1999 consisted of additions to products in service and purchases of property and equipment. We expect our investing activity to increase significantly in the third and fourth quarter of 2000 due to an increased placement of our products under our revenue sharing program. Additionally, we anticipate that we will experience an increase in our capital expenditures and lease commitments for property and equipment consistent with anticipated growth in operations, infrastructure and personnel.

           Our financing activities provided $1,422,292 of cash for the six months ended June 30, 2000. For the six months ended June 30, 2000, cash provided from financing activities consisted of $2,164,169 from borrowings and $685,831 received from the sale of preferred stock and warrants. Our financing activities provided $949,631 of cash for the six months ended June 30, 1999. For the six months ended June 30, 1999, cash provided from financing activities consisted of $402,000 received from the sale of notes payable to officers and stockholders and $566,875 received from the sale of preferred stock and warrants.

           As of June 30, 2000, our debt, secured by our assets, consisted of $130,000 in notes issued in a 1996 private debt offering, $431,750 in notes issued in a 1997 private debt/equity offering, $30,000 in notes issued in a 1999 private debt offering, a $1,555,544 obligation payable to RSG Investments, $1,242,721 in notes issued in a 2000 private debt offering, a $100,000 note payable to an individual and a $30,342 note payable to a company. In connection with the restructuring of the obligation payable to RSG Investments, the carrying amount now consists of a $750,000 promissory note and $805,544 payable from the future cash flow stream of the units held by RSi BRE. As of June 30, 2000, our unsecured debt consisted of a $158,354 note payable to a corporation for services performed, $8,432 in notes payable to a bank and secured by vehicles, a $6,062 note an individual, a convertible promissory note $169,881, as well as $65,988 of capital lease obligations. As of June 30, 2000, we had an accumulated deficit of $17,757,383, and we were in default under a significant portion of our debt obligations. Additionally, we were past due with several of our accounts payable vendors which could affect our ability to procure inventory and services for our operations. We need to obtain additional financing to fund payment of past due and current debt obligations and to provide working capital for operations.

           With respect to our material commitments, we have entered into operating leases for our facilities and equipment and have entered into employment agreements with certain officers and key employees. We operate our facilities and equipment under non-cancelable operating leases with future minimum rental payments of $132,886, $119,836 and $104,030 for the years ending December 31, 2000, 2001 and 2002, respectively. The future minimum lease payments on capitalized leases are calculated to be $35,728, $35,728 and $27,776 for the years ending December 31, 2000, 2001 and 2002, respectively. Under our current agreements with our officers and key employees, we will pay base salaries of $829,592, $951,500 and $192,500 for the years ending December 31, 2000,

2001 and 2002, respectively. The decrease in base salaries for the year ended December 31, 2002 relates to the expiration of a substantial number of our current agreements with our officers and key employees during such period. In addition, the Company intends to hire an executive vice president of sales and marketing at an anticipated annual salary of $120,000.

QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

           Our products require a limited amount of assembly at our facility in the United States. We purchase refrigerators from suppliers in Mexico, Italy and China on a purchase order basis in U.S. Dollars. All other components for our products are purchased from suppliers based in the United States. Our products are primarily marketed in the United States, the Bahamas and Brazil, and we intend to further expand our marketing to the international lodging market and to other industries domestically and internationally. As a result, our financial results could be affected by weak economic conditions in foreign markets. Because all of our revenues will be denominated in U.S. Dollars, a strengthening of the dollar could make our products less competitive in foreign markets.

           As we expand operations internationally, we will continue to evaluate our foreign currency exposures and risks and develop appropriate hedging or other strategies to manage those risks. We have not revised our current business practices to conform to Europe's conversion to the Euro.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         On August 9, 2000, we completed the initial public offering of our common stock. The managing underwriter in the offering was Donald & Co. Securities Inc. Our shares of common stock sold in the offering were registered under the Securities Act in a Registration Statement on Form SB-2, as amended (File No. 333-34882). The Securities and Exchange Commission declared the Registration Statement effective on August 2, 2000.

         We commenced our offering on August 3, 2000 and consummated our offering on August 9, 2000 after we had sold 1,800,000 shares of common stock registered under the Registration Statement. The initial public offering price was $6.50 per share for an aggregate sales price of $11.7 million. We have also registered 270,000 shares of common stock pursuant to the Registration Statement as part of an over-allotment option granted to Donald & Co. Donald & Co. has 30 days from the effective date of the Registration Statement, or until September 1, 2000, to exercise the over-allotment option.

         We paid underwriting discounts and commissions of $906,750 and a non-accountable expense allowance of $117,000 to Donald & Co. and offering expenses of approximately $820,000. None of the expenses related to the offering were paid directly or indirectly to any of our directors, officers, general partners or their associates, or to any persons owning 10% or more of any class of our equity securities, or to any of our affiliates.

         We received net proceeds from the offering of approximately $9.86 million after deducting the underwriting discounts and commissions and the offering expenses. The net offering proceeds have been and will be used for funding the production and installation of our products and services, the repayment of a substantial portion of our outstanding indebtedness and related accrued interest, the payment of cash dividends on our Series A and Series C convertible preferred stock, our advertising and promotional expenses, additional research and development to improve our existing products and services and to develop our future products and services, and general corporate purposes and working capital.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         As discussed in the "Use of Proceeds" section of and the notes to the financial statements to the Registration Statement and the notes to the unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-QSB, we have been in default under a significant portion of our indebtedness. Pursuant to the net proceeds received from our initial public offering, we will repay a substantial portion of our indebtedness and will no longer be in default under these obligations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5.  OTHER INFORMATION.

         None.

 ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  EXHIBITS.

         See the exhibits listed on the Exhibit Index following the signature page of this Quarterly Report on Form 10-QSB which is incorporated herein by reference.

         (b)  REPORTS ON FORM 8-K.

         None.

                                    SIGNATURE

           In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               eROOMSYSTEM TECHNOLOGIES, INC.
                                               (Registrant)

Date:   August 14, 2000                        By:______________________________
                                                  ______________________________
                                               Its:_____________________________

                                  EXHIBIT INDEX

EXHIBIT NUMBER                      Description
                                    -----------
    27.01                           Financial Data Schedule