Form 10QSB/A
period 2000-06-30
EROOM SYSTEM TECHNOLOGIES INC
filed 2000-08-14
CIK 1110361

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

Date:   August 14, 2000                        By:  /s/ GREGORY L. HRNCIR
                                                    ---------------------

                                               Its:       Secretary
                                                    ---------------------

                                  EXHIBIT INDEX

EXHIBIT NUMBER                      Description
                                    -----------
    27.01                           Financial Data Schedule