Form 10QSB
period 2000-09-30
EROOMSYSTEM TECHNOLOGIES INC
filed 2000-11-20
CIK 1110361

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended: September 30, 2000
                                    -------------------------------------

                                       OR

/ / TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from:                   to
                                    ------------------    ---------------------

     Commission file number: 000-31037
                            -----------

                         eRoomSystem Technologies, Inc.
-------------------------------------------------------------------------------
                     (Exact name of small business issuer as
                            specified in its charter)

              Nevada                                            87-0540713
       --------------------                                 -----------------
  (State or other jurisdiction                              (I.R.S. Employer
of incorporation or organization)                           Identification No.)

         3770 Howard Hughes Parkway, Suite 175, Las Vegas, Nevada 89109
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (800) 316-3070
--------------------------------------------------------------------------------
                           (Issuer's telephone number)

                                 Not applicable
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. YES / / NO / /


APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

   7,050,965 shares of common stock, $0.001 par value, as of November 13, 2000
--------------------------------------------------------------------------------

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE): YES / / NO /X/

                                                    FORM 10-QSB

                                                 TABLE OF CONTENTS


                                                                                                                 PAGE
                                                                                                                 ----
PART I - FINANCIAL INFORMATION....................................................................................3
         ITEM 1.  FINANCIAL STATEMENTS............................................................................3
                  Condensed Consolidated Balance Sheets (Unaudited)...............................................3
                  Condensed Consolidated Statements of Operations (Unaudited).....................................5
                  Condensed Consolidated Statements of Cash Flows (Unaudited).....................................6
                  Notes to Condensed Consolidated Financial Statements (Unaudited)................................8
         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                  OPERATIONS.....................................................................................20

PART II - OTHER INFORMATION......................................................................................28
         ITEM 1.  LEGAL PROCEEDINGS..............................................................................28
         ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS......................................................28
         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES................................................................29
         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................................29
         ITEM 5.  OTHER INFORMATION..............................................................................29
         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...............................................................29

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                  eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                               ASSETS (UNAUDITED)


                                                                          DECEMBER 31, 1999        SEPTEMBER 30, 2000
                                                                          -------------------      -------------------
CURRENT ASSETS
   Cash............................................................        $       113,252          $     5,427,460
   Accounts receivable, net of allowance for doubtful accounts of
     $15,000.......................................................                 40,213                  233,016
   Inventories.....................................................                697,033                  864,942
   Prepaid expenses and other......................................                  6,250                  188,915
                                                                          -------------------      -------------------

   TOTAL CURRENT ASSETS............................................                856,748                6,714,333
                                                                          -------------------      -------------------

REFRESHMENT CENTERS IN SERVICE, net of accumulated depreciation of
   $3,858 and $75,966, respectively................................                169,791                1,559,306
                                                                          -------------------      -------------------
PROPERTY AND EQUIPMENT
   Production equipment............................................                138,908                  201,165
   Computer equipment..............................................                171,666                  198,648
   Vehicles and other..............................................                 76,857                   60,777
                                                                          -------------------      -------------------
                                                                                   387,431                  460,590
   Less accumulated depreciation and amortization..................               (264,946)                (302,368)
                                                                          -------------------      -------------------
   NET PROPERTY AND EQUIPMENT......................................                122,485                  158,222
                                                                          -------------------      -------------------

INVESTMENT IN WHOLLY-OWNED, UNCONSOLIDATED SUBSIDIARY..............              2,535,976                  894,858
                                                                          -------------------      -------------------
OTHER ASSETS
   Patents and license rights, net of accumulated amortization of
     $222,710 and $273,334, respectively...........................                249,780                  199,156
   Deferred offering and financing costs...........................                 88,000                       --
   Deposits and other..............................................                327,851                  164,888
                                                                          -------------------      -------------------

   TOTAL OTHER ASSETS..............................................                665,631                  364,044
                                                                          -------------------      -------------------

TOTAL ASSETS.......................................................        $     4,350,631          $     9,690,763
                                                                          ===================      ===================


See accompanying notes to unaudited condensed consolidated financial statements
                  eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)(UNAUDITED)

                                                                          DECEMBER 31, 1999        SEPTEMBER 30, 2000
                                                                          -------------------      -------------------
CURRENT LIABILITIES
   Notes payable and current portion of long-term debt, net of
     discount of $0 and $13,581, respectively......................        $     1,560,458          $       425,464
   Current portion of capital lease obligations....................                 22,061                   26,841
   Accounts payable................................................                987,013                  752,555
   Accrued liabilities.............................................                332,835                  406,852
   Accrued interest................................................                290,117                  109,469
   Customer deposits...............................................                 93,470                   94,258
   Deferred maintenance revenue....................................                 58,868                   73,467
   Preferred stock dividends payable...............................                162,542                  112,608
                                                                          -------------------      -------------------
   TOTAL CURRENT LIABILITIES.......................................              3,507,364                2,001,514
                                                                          -------------------      -------------------
LONG-TERM DEBT, net of current portion.............................                812,022                    3,361
                                                                          -------------------      -------------------
CAPITAL LEASE OBLIGATIONS, net of current portion..................                 55,097                   33,166
                                                                          -------------------      -------------------
STOCKHOLDERS' EQUITY (DEFICIT)
   Series A convertible preferred stock, $0.001 par value; 500,000 shares authorized; 360,000 shares and no shares outstanding
     at December 31, 1999 and September 30, 2000, respectively.....              1,332,953                       --
   Series B convertible preferred stock, $0.001 par value;
     2,500,000 shares authorized, 2,081,680 shares and no shares outstanding at December 31, 1999 and September 30, 2000,
     respectively..................................................              6,171,196                       --
   Series C convertible preferred stock, $0.001 par value;
     2,000,000 shares authorized, as shares outstanding at
     September 30, 2000............................................                     --                       --
   Undesignated preferred stock, $0.001 par value; 5,000,000
     shares authorized; no shares outstanding......................                     --                       --
   Common stock, $0.001 par value; 50,000,000 shares authorized;
     2,217,291 and 7,050,965 shares outstanding at December 31,
     1999 and September 30, 2000, respectively.....................                  2,218                    7,051
   Additional paid-in capital......................................              6,265,284               28,554,445
   Warrants and options outstanding................................                728,538                2,029,518
   Notes receivable from stockholders..............................               (840,000)                      --
   Accumulated deficit.............................................            (13,684,041)             (22,938,292)
                                                                          -------------------      -------------------
   TOTAL STOCKHOLDERS' EQUITY (DEFICIT)............................                (23,852)               7,652,722
                                                                          -------------------      -------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)...............        $     4,350,631          $     9,690,763
                                                                          ===================      ===================


See accompanying notes to unaudited condensed consolidated financial statements
                  eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                             THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                               SEPTEMBER 30,                           SEPTEMBER 30,
                                                     -----------------------------------     -----------------------------------
                                                          1999                2000                1999                2000
                                                     ----------------    ---------------     ---------------     ---------------
REVENUE
   Product sales.................................     $     32,374        $     346,501       $      32,374       $   2,012,788
   Revenues sharing arrangements.................          110,587               92,521             260,422             155,156
   Maintenance fees..............................           60,288               21,543             222,303             110,400
                                                     ----------------    ---------------     ---------------     ---------------
       TOTAL REVENUE.............................          203,249              460,565             515,099           2,278,344
                                                     ----------------    ---------------     ---------------     ---------------
COST OF REVENUE
   Product sales.................................           26,479              202,835              26,479           1,468,891
   Revenue sharing arrangements..................           52,662               27,799             143,245              36,136
   Maintenance...................................           59,428               66,861              95,590              74,762
                                                     ----------------    ---------------     ---------------     ---------------
       TOTAL COST OF REVENUE.....................          138,569              297,495             265,314           1,579,789
                                                     ----------------    ---------------     ---------------     ---------------
GROSS MARGIN.....................................           64,680              163,070             249,785             698,555
                                                     ----------------    ---------------     ---------------     ---------------
OPERATING EXPENSES
   Selling, general and administrative (exclusive
     of non-cash compensation expense)...........          487,909              901,183           1,252,404           2,066,595
   Research and development......................           69,314               83,544             206,530             187,932
   Non-cash compensation expense.................               --                9,366                  --             503,676
                                                     ----------------    ---------------     ---------------     ---------------
       TOTAL OPERATING EXPENSES..................          557,223              994,093           1,458,934           2,758,203
                                                     ----------------    ---------------     ---------------     ---------------
LOSS FROM OPERATIONS.............................         (492,543)            (831,023)         (1,209,149)         (2,059,648)
                                                     ----------------    ---------------     ---------------     ---------------
OTHER INCOME (EXPENSE)
   Interest expense..............................         (371,653)            (435,577)         (1,157,823)         (1,313,011)
   Write-off of note receivable from
     stockholder...........................                     --             (390,000)                 --            (390,000)
   Equity in income (loss) of unconsolidated,
     wholly-owned subsidiary.....................               --             (131,636)                 --              29,998
   Interest and other income.....................           67,188               65,307             200,930              82,340
                                                     ----------------    ---------------     ---------------     ---------------
       OTHER EXPENSE, NET........................         (304,465)            (891,906)           (956,893)         (1,590,673)
                                                     ----------------    ---------------     ---------------     ---------------
NET LOSS.........................................         (797,008)          (1,722,929)         (2,166,042)         (3,650,321)
DIVIDENDS RELATED TO CONVERTIBLE PREFERRED STOCK.          (82,961)          (3,457,981)           (153,975)         (5,603,931)
                                                     ----------------    ---------------     ---------------     ---------------
LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS.........     $   (879,969)       $  (5,180,910)      $  (2,320,017)      $  (9,254,252)
                                                     ================    ===============     ===============     ===============
BASIC AND DILUTED LOSS PER COMMON SHARE..........     $      (0.24)       $       (1.04)      $       (0.65)      $       (2.93)
                                                     ================    ===============     ===============     ===============
BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING...................................        3,635,170            5,002,013           3,587,563           3,159,200
                                                     ================    ===============     ===============     ===============

See accompanying notes to unaudited condensed consolidated financial statements
                  eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                NINE MONTHS ENDED SEPTEMBER 30,
                                                                          --------------------------------------------
                                                                                 1999                     2000
                                                                          -------------------      -------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss........................................................        $    (2,166,042)         $    (3,650,321)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization.................................                241,279                  140,748
     Amortization of deferred financing costs and accretion of
       debt discount...............................................                 12,534                  500,530
     Interest accrued on notes receivable from stockholders........               (198,186)                      --
     Write-off of note receivable from stockholder.................                     --                  390,000
     Non-cash compensation expense.................................                  5,954                  503,676
     Interest expense paid by issuance of preferred and common
       stock, warrants, and stock options..........................                403,484                  221,186
     Distributions in excess of equity in income from
       unconsolidated subsidiary...................................                     --                  169,507
   Changes in operating assets and liabilities:
     Accounts receivable...........................................               (151,773)                (192,803)
     Inventories...................................................              1,167,475                 (160,345)
     Prepaid expenses, deposits and other..........................               (112,011)                  14,086
     Accounts payable..............................................               (203,150)                (165,460)
     Accrued liabilities...........................................                429,039                   (3,641)
     Other liabilities.............................................                 44,126                   15,387
                                                                          -------------------      -------------------
     NET CASH USED IN OPERATING ACTIVITIES.........................               (527,271)              (2,217,450)
                                                                          -------------------      -------------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Additions to refreshment centers in service.....................             (1,866,238)                (722,144)
   Purchase of property and equipment..............................                 (2,382)                 (84,029)
   Cash investment in wholly-owned, unconsolidated subsidiary......                     --                 (166,621)
                                                                          -------------------      -------------------
     NET CASH USED IN INVESTING ACTIVITIES.........................             (1,868,620)                (972,794)
                                                                          -------------------      -------------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from borrowings........................................                     --                2,164,169
   Principal payments on notes payable.............................                     --               (3,393,095)
   Proceeds from issuance of notes payable to officers and
     stockholders..................................................                504,806                       --
   Principal payments on notes payable to stockholder and officer..               (371,730)                      --
   Principal payments on capital lease obligations.................                (24,134)                 (17,151)
   Proceeds from issuance of common stock..........................                     --               (9,217,231)
   Proceeds from issuance of preferred stock and warrants..........              2,391,755                  685,831
   Payment of dividends............................................                     --                 (152,533)
                                                                          -------------------      -------------------
     NET CASH PROVIDED BY FINANCING ACTIVITIES.....................              2,500,697                8,504,452
                                                                          -------------------      -------------------
NET INCREASE IN CASH...............................................                104,806                5,314,208
CASH AT BEGINNING OF PERIOD........................................                  1,850                  113,252
                                                                          -------------------      -------------------
CASH AT END OF PERIOD..............................................        $       106,656          $     5,427,460
                                                                          ===================      ===================

See accompanying notes to unaudited condensed consolidated financial statements
                  eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)


                                                                                NINE MONTHS ENDED SEPTEMBER 30,
                                                                          --------------------------------------------
                                                                                 1999                     2000
                                                                          -------------------      -------------------
SUPPLEMENTAL CASH FLOW INFORMATION
   Cash paid for interest..........................................        $       200,928          $       314,806
   Accrual of preferred stock dividends............................                153,975                  102,597
   Issuance of preferred stock as payment of debt obligations......              1,500,250                       --
   Retirement of common stock......................................                     --                  450,000
   Issuance of warrants for advertising agreement..................                     --                  135,512
   Accrued interest, accounts payable and payable to stockholder
     converted to notes payable....................................                573,588                   56,063
   Beneficial conversion feature on bridge loan....................                     --                  448,398
   Beneficial conversion feature on Series A and B Preferred Stock.                     --                5,225,654
   Value of shares issued as a dividend on Series B Preferred Stock                     --                  275,679
   Conversion of Series A, B and C Preferred Stock into common
     stock.........................................................                     --               13,265,789
   Transfer of assets from investment in unconsolidated subsidiary
     to refreshment centers in service.............................                     --                  737,337
   Transfer of notes payable and accrued interest to
     unconsolidated subsidiary.....................................                     --                  900,895


See accompanying notes to unaudited condensed consolidated financial statements
                  eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARY

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

     CONDENSED FINANCIAL STATEMENTS -- The accompanying unaudited condensed consolidated financial statements include the accounts of eRoomSystem Technologies, Inc. and its wholly owned subsidiary, RoomSystems, Inc. (the "Company"). These financial statements are condensed and, therefore, do not include all disclosures normally required by generally accepted accounting principles. These statements should be read in conjunction with the Company's annual financial statements included in the Company's registration statement on Form SB-2, Pre-Effective Amendment No. 4 (File No. 333-34882) dated July 28, 2000 and the Company's final prospectus dated August 2, 2000, filed pursuant to Rule 424(b)(4) of the Securities Act of 1933, as amended. In particular, the Company's significant accounting principles were presented as Note 2 to the consolidated financial statements contained therein. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed consolidated financial statements are not necessarily indicative of the results that may be expected for the full year ending December 31, 2000.

NOTE 2 - INVESTMENT IN WHOLLY-OWNED, UNCONSOLIDATED SUBSIDIARY

         On September 28, 1999, the Company and RSG Investments, LLC ("RSG") entered into a settlement agreement in the form of an Equipment Transfer Agreement (the "Transfer Agreement") relating to 2,270 Refreshment Centers (the "RSG Units") financed by a repurchase obligation payable to RSG. Under the terms of the Transfer Agreement, the Company formed a new bankruptcy-remote entity, RSi BRE, Inc. ("RSI BRE"), as a wholly owned subsidiary. The ownership of the RSG Units and the related revenue sharing agreements were transferred to RSi BRE. RSG is to receive $0.57 per unit per day of the revenue realized from the revenue sharing agreements covering the RSG Units over the remaining life of their seven-year revenue sharing agreements. However, the $0.57 per unit per day is paid only after $0.11 per unit per day has been paid to the Company to cover taxes and maintenance. To the extent that at least $0.68 per unit per day in revenue is not realized from the RSG Units, the Company has no obligation to pay the difference to RSG. Rather, RSG is subject to the risk that revenues generated from the RSG Units are not at least $0.68 per unit per day. To the extent that the revenue per unit per day exceeds $0.68, the incremental amount is paid to the Company.

     The Company accounted for the Transfer Agreement transaction as a troubled debt restructuring which resulted in a liability to RSG of $1,555,543. The Company was amortizing the liability over the remaining life of the underlying revenue sharing agreements using an estimated effective interest rate of approximately 41%. Under the terms of the Transfer Agreement, the Company paid RSG $750,000 on August 9, 2000 upon the close of the Company's initial public offering (the "IPO"). Upon making the required payment, $737,337 of Refreshment Centers held by RSi BRE as collateral under the obligation to RSG was transferred to the Company. The remaining balance of the obligation to RSG of $900,895, including $95,353 of accrued interest, was transferred to and assumed by RSi BRE.

     RSi BRE is amortizing the obligation to RSG over the remaining life of the underlying revenue sharing agreements using an estimated effective interest rate of approximately 41%. This estimated effective interest rate could fluctuate in future periods depending upon the level and timing of revenues generated from the RSG Units. The remaining distributions payable to RSG, as earned RSi BRE, are secured by the assets of RSi BRE and the capital stock of RSi BRE and guaranteed by the Company.

     The board of directors of RSi BRE is comprised of one appointee from the Company, one appointee from RSG and one independent appointee. All operating decisions, including disbursements by RSi BRE, require the unanimous consent of RSi BRE's board of directors. As a result, the Company does not control RSi BRE. In accordance with EITF 96-16, "Investor's Accounting for an Investee When the Investor has a Majority of the Voting Interest But the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights," the Company has determined that RSG has rights which allow it to effectively participate in the significant operating and capital decisions for RSi BRE in the ordinary course of business. Therefore, RSi BRE does not qualify for consolidation in the Company's financial statements. Rather, the Company's investment in RSi BRE is reflected as an "Investment in Wholly-Owned, Unconsolidated Subsidiary" in the accompanying condensed consolidated balance sheet and is being accounted for under the equity method of accounting.

     At December 31, 1999 and September 30, 2000, respectively, the assets and liabilities of RSi BRE consisted of the following:

                                                                        DECEMBER 31, 1999         SEPTEMBER 30, 2000
                                                                        -------------------       -------------------

   Cash.........................................................         $      189,659            $      142,563
   Accounts receivable..........................................                 66,057                   107,728
   Inventory....................................................                414,860                        --
   Refreshment centers in service...............................              2,097,363                 2,090,118
   Accumulated depreciation.....................................               (217,797)                 (422,909)
   Accrued liabilities..........................................                     --                   (95,353)
   Accrued interest.............................................                 (4,166)                 (121,747)
   Customer deposits............................................                (10,000)                       --
   Note payable.................................................                     --                  (805,542)
                                                                        -------------------       -------------------
   Net Assets...................................................         $    2,535,976            $      894,858
                                                                        ===================       ===================


     For the nine months ended September 30, 2000, the revenues and expenses of RSi BRE consisted of the following:

   Revenue sharing agreement revenues...........................         $      474,846
   Depreciation.................................................               (246,984)
   Other operating expenses.....................................                (83,803)
   Interest expense.............................................               (118,010)
   Interest income..............................................                  3,949
                                                                        -------------------
   Net Income...................................................         $       29,998
                                                                        ===================

NOTE 3 - NOTES PAYABLE

2000 NOTE PAYABLE TO STOCKHOLDER

     On February 15, 2000, the Company received a $500,000 loan from a company, wholly owned by a stockholder and then nominee to the board of directors. The loan was evidenced by a promissory note bearing interest at the rate of 10% per annum, matured on August 15, 2000 and was secured by the assets of the Company. In addition, the Company issued a warrant for the purchase of 18,750 shares of common stock, which is exercisable at $4.80 per share from the date issued through August 9, 2002. The warrants issued were valued at $25,938 based upon their fair value measured using the Black-Scholes option pricing model with the following assumptions: 6.7% risk-free interest rate, 70.45% volatility and a
2.30 year estimated life. The discount to the notes resulting from allocating a portion of the proceeds to the warrants was immediately amortized to interest expense. The Company repaid the note on August 9, 2000.

2000 CONVERTIBLE PROMISSORY NOTES

     During March and April 2000, $212,500 of convertible promissory notes were issued in connection with the Series C convertible preferred stock offering. These notes bear interest at 7% per annum, payable semi-annually and mature on December 31, 2001. These notes may be converted at the option of the holders into common stock at $5.52, commencing September 9, 2000. These notes were repaid on August 9, 2000 with the exception of $67,795, net of $13,581 unamortized discount, which remains outstanding.

2000 BRIDGE LOAN

     On April 13, 2000, the Company issued a $1,500,000, 9% secured, subordinated promissory note. The promissory note was repaid on August 9, 2000.

SUMMARY OF NOTES PAYABLE

     The following comprises notes payable at December 31, 1999 and September 30, 2000:

                                                                        DECEMBER 31, 1999         SEPTEMBER 30, 2000
                                                                        -------------------       -------------------
   1996 Notes secured by assets of the Company, in default,
     interest at 15% per annum and accruing warrants to purchase
     common stock on a monthly basis...............................      $      130,000            $      120,000
   1997 Notes secured by assets of the Company, in default,
     interest at 15% per annum.....................................             431,750                   127,500
   1999 Notes secured by assets of the Company, paid August 2000...              35,115                        --
   Note payable to RSG, secured by assets of the Company, $750,000 paid August 9, 2000, interest imputed at 41% per annum,
     transferred to RSi BRE........................................           1,555,544                        --
   Note payable to a corporation for services performed, paid
     August 2000...................................................             102,290                        --
   Note payable to an individual, secured by assets of the
     Company, in default, interest at 15% per annum................             100,000                   100,000

                                                                        DECEMBER 31, 1999         SEPTEMBER 30, 2000
                                                                        -------------------       -------------------
   Note payable to a bank, interest at 10% per annum, due in
     monthly installments through June 2002, secured by vehicle....              11,719                     7,468
   Note payable to an individual, interest at 15% per annum,
     unsecured.....................................................               6,062                     6,062
   2000 Convertible promissory notes, secured by assets of the
     Company, bearing interest at 7% per annum, net of $13,581
     unamortized discount (see description above)..................                  --                    67,795
                                                                        -------------------       -------------------
   Total notes payable and long-term debt..........................           2,372,480                   428,825
   Less:  current portion..........................................          (1,560,458)                 (425,464)
                                                                        -------------------       -------------------
   Long Term Debt                                                        $      812,022            $        3,361
                                                                        ===================       ===================


     Although none of the notes in default have been extended, holders of the notes in default have not taken any action to foreclose on the notes. The Company intends to pay the notes in default upon receipt of the relevant security interest termination statements from the holders of the notes. To this end, the Company has placed $579,553 of cash into a separate account for payment of these notes and related accrued interest.

NOTE 4 - STOCKHOLDERS' EQUITY

     On February 2, 2000, with stockholder approval, the Company filed articles of amendment to its articles of incorporation. The amended articles of incorporation authorize the Company to issue 500,000 shares of $0.001 par value Series A preferred stock, 2,500,000 shares of $0.001 par value Series B preferred stock, 2,000,000 shares of $0.001 par value Series C preferred stock and 20,000,000 shares of $0.001 par value common stock. The Company's board of directors is authorized, without stockholder approval, to designate and determine the preferences, limitations and relative rights granted to or imposed upon each share of preferred stock that are not fixed by the amended articles of incorporation.

     On March 29, 2000, and corrected on May 30, 2000, the Company filed an amendment and restatement of its articles of incorporation. The amended and restated articles of incorporation: (i) changed the Company's name to "eRoomSystem Technologies, Inc."; (ii) increased the Company's authorized capital stock to 60,000,000 shares; (iii) increased the authorized number of shares of the Company's common stock from 20,000,000 shares to 50,000,000 shares; and (iv) authorized 5,000,000 shares of undesignated preferred stock at $0.001 par value.

     On March 29, 2000, the Company's board of directors approved a three-for-four shares reverse stock split related to its common stock and the common stock underlying its options and warrants. In connection with the issuance of the Series A and B convertible preferred stock, the holders of Series A and B convertible preferred stock were excluded from the effect of the reverse stock split. The reverse stock split has been retroactively reflected in the accompanying consolidated financial statements for all periods presented.

2000 COMMON STOCK INITIAL PUBLIC OFFERING

     On August 2, 2000, a registration statement for 1,800,000 shares of common stock became effective and, on August 9, 2000, the Company issued 1,800,000 shares of common stock to the public in connection with the IPO. The shares were issued at $6.50 per share before offering costs and commissions. In addition, the Company issued 180,000 warrants to the underwriter in connection with the IPO. The warrants are exercisable from August 2, 2001 through August 2, 2005 at $7.80 per share, with the exercise price subject to reduction if the Company issues common stock to others at less than the exercise price. The net proceeds from the IPO after offering costs and commissions totaled $9,111,087 and were allocated to the common stock issued and the warrants based upon their relative fair value. Accordingly, $8,640,515 was allocated to the 1,800,000 shares of common stock, and $470,572 was allocated to the 180,000 warrants.

     Although the amount allocated to the warrants was less than their fair value, the fair value of the warrants was $636,895 determined using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 6.0%, expected dividend yield of 0%, volatility of 62.49%, and expected lives of 4.0 years.

1998 SERIES A CONVERTIBLE PREFERRED STOCK

     In January 1998, the Company issued 360,000 shares of Series A convertible preferred stock at a price of $5.00 per share. The Series A convertible preferred stock was automatically converted into shares of common stock upon the consummation of the IPO. The Series A convertible preferred stock was convertible on a one-for-one basis if the IPO price was at least $10.00 per share, or, if the initial public offering price was less than $10.00 per share, the conversion rate was $10.00 divided by the IPO price. As a result of the IPO price being $6.50 per share of common stock, the outstanding shares of the Series A convertible preferred stock were converted into 553,846 shares of common stock on August 9, 2000.

     Dividends on the Series A convertible preferred stock accrued at 8% annually through August 9, 2000 and were payable in cash. The annual dividends applicable to Series A convertible preferred shares were $144,000, or $0.40 per share. Upon closing the IPO, $250,126 of Series A convertible preferred stock dividends were due and payable, of which $146,410 were paid through September 30, 2000. The Company is paying the Series A convertible preferred dividends upon the receipt from stockholders of their Series A convertible preferred stock certificates for conversion into common stock.

     The conversion of the Series A preferred shares was contingent upon an initial public offering that was outside the control of the stockholders. In accordance with EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," a contingent beneficial conversion feature was measured at the commitment date but not recognized until the contingency was resolved. Accordingly, the Company deferred recording the beneficial conversion feature until the time of the IPO. In connection with the IPO, the Company recorded the contingent beneficial conversion feature of $5.00 per Series A share, or $1,800,000, as a dividend to the Series A convertible preferred stockholders.

1999 SERIES B CONVERTIBLE PREFERRED STOCK

     From May through September 1999, the Company issued 2,081,680 shares of Series B convertible preferred stock at a price of $3.00 per share. Pursuant to the terms of the Series B convertible preferred stock, the shares were automatically converted into shares of common stock upon the consummation of the IPO. The conversion rate was determined by dividing $3.00 by 45% of the IPO price per share. As a result of the IPO price being $6.50 per share of common stock, the Series B convertible preferred stock was converted into 2,135,056 shares of common stock on August 9, 2000.

     In accordance with EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," the Company determined that the holders of the Series B convertible preferred stock had received a beneficial conversion feature on the dates the Series B convertible preferred stock was issued. On the date of issuance, the conversion rate was at the lower of (i) $3.00 per share or (ii) 50% of the IPO price per share. This beneficial conversion feature was valued at $1,249,008 and was accrued as a dividend between the date of issuance of the Series B convertible preferred stock and August 9, 2000, of which $927,638 was recognized during 2000.

     On April 12, 2000, the certificate of designation for the Series B preferred stock was amended to modify the conversion rate to be determined by dividing $3.00 by 45% of the IPO price per share. By modifying the terms of the beneficial conversion feature when the value of the common stock was $3.20 per share, the beneficial conversion feature was increased by $2,498,016. The increase to the beneficial conversion feature was accrued as a dividend from April 12, 2000 through August 9, 2000.

     The holders of the Series B convertible preferred stock were entitled to annual cumulative dividends of 6% of their original investment, payable in common stock. The annual dividend requirement applicable to Series B convertible preferred stock outstanding was $374,702, or $0.18 per share. The common shares issued in payment of the stock dividend were valued at their fair value at the end of each quarter or at the date of the IPO when they were issuable. From January 1, 2000 through August 9, 2000 when the Series B convertible preferred stock was converted, the Company accrued common stock dividends of 68,169 shares with a value of $275,679, related to the Series B convertible preferred stock.

2000 SERIES C CONVERTIBLE PREFERRED STOCK OFFERING

     The Company issued $212,500 of 7% secured, subordinated, convertible promissory notes, 196,150 shares of 7% Series C convertible preferred stock and warrants to purchase 42,500 shares of common stock at $6.60 per share, in a private placement offering during March and April 2000. The Company received $774,636 in proceeds (net of offering costs of $75,364).

     The proceeds from the offering were allocated to the financial instruments issued based upon their relative fair values and resulted in allocating $164,169 to the promissory notes before offering costs of $17,382, $31,875 to the beneficial debt conversion feature, $535,986 to the Series C convertible preferred stock and $59,988 to the warrants. While the allocated value of the warrants was less than their fair value of $71,350, the fair value was measured using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 5%, expected dividend yield of 0%, volatility of 100%, and expected lives of 3.25 years. The debt issuance costs were amortized through August 9, 2000 and the discount on the promissory notes of $48,331 was amortized as interest expense through August 9, 2000.

     The Series C convertible preferred stock was issued at a stated value of $3.25 per share. The outstanding shares of Series C convertible preferred stock were automatically converted into common stock upon the close of the IPO at the rate determined by $3.25 divided by 55% of the IPO price of $6.50 per share which resulted in the issuance of 178,318 shares of common stock.

     Dividends on the Series C convertible preferred stock accrued at 7% annually through August 9, 2000 and were payable in cash. Upon closing the IPO, $15,016 of Series C convertible preferred stock dividends was payable of which $6,124 was paid through September 30, 2000. The Company is paying the preferred dividends upon the receipt from stockholders of their Series C convertible preferred stock certificates for conversion into common stock.

OTHER ISSUANCES OF COMMON STOCK AND WARRANTS

     On April 13, 2000, the Company issued 200,000 shares of common stock in connection with the issuance of a 9% secured, subordinated promissory note in the principal amount of $1,500,000. The Company received $1,472,500, net of offering costs of $27,500, from the private placement offering.

     The proceeds from the offering were allocated to the financial instruments issued based upon their relative fair values and resulted in allocating $1,051,769 to the promissory note before offering costs of $19,810 and $440,541 to the common stock. The Company also recorded a discount on the notes payable of $448,398, which was amortized as interest expense through August 9, 2000.

     During the nine months ended September 30, 2000, the Company issued 4,116 shares of common stock to an employee who loaned money to the Company. The shares were issued as a payment of interest and the value of the shares issued was $14,250 or $3.46 per share. Additionally, the Company issued 21,841 shares of common stock to the holders of the 1999 private debt offering who are entitled to receive shares for the payment of interest. The value of the shares issued as an interest payment was $72,861 or $3.33 per share.

     In August 2000, the Company issued a warrant to purchase 3,000 shares of common stock to a consultant for services rendered. The warrants are exercisable for a period of three years from the date of issue at $4.80 per share.

     In June 2000, the Company issued 777 shares of common stock to an employee for services rendered. The shares were valued at $2,485 or $3.20 per share. During September 2000, the Company issued 12,176 shares of common stock to stockholders who had been protected from the effects of the reverse stock splits but who had not been previously identified.

     At March 31, 2000, the Company cancelled a note receivable from a stockholder that was used to purchase shares of common stock. The value of the note receivable was $450,000. As consideration for the cancellation of the note receivable, 140,625 shares of common stock were returned to the Company by the stockholder and retired.

     On September 27, 1999, an individual holding 121,875 shares of common stock and a related promissory note with a principal amount of $390,000 filed for bankruptcy protection. As a result of the lack of assets in the bankruptcy estate, there is little likelihood of the Company realizing the note receivable of $390,000. Accordingly, the note receivable was written down to zero during the three months ended September 30, 2000. Negotiations with the bankruptcy trustee have resulted in the understanding that the Company would have to pay the trustee for the shares of common stock in order for the Company to reacquire the same. The Company has been authorized by the board of directors to offer to acquire the 121,875 shares of common stock from the bankruptcy trustee for $180,000.

NOTE 5 - STOCK OPTIONS AND WARRANTS

STOCK-BASED COMPENSATION

     The Company accounts for its stock options issued to directors, officers and employees under Accounting Principles Board Opinion No. 25 and related interpretations ("APB 25"). Under APB 25, compensation expense is recognized if an option's exercise price on the measurement date is below the fair value of the Company's common stock. The Company accounts for options and warrants issued to non-employees in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") which requires these options and warrants be accounted for at their fair value.

FINANCING GRANTS

     During the nine months ended September 30, 2000, the Company issued warrants to purchase 21,025 shares of common stock as payment of interest on various promissory notes. The exercise price ranged from $1.00 to $4.80. These options were valued in accordance with SFAS 123 (utilizing the Black-Scholes option pricing model with the following weighted average assumptions for the period: fair value of common stock $3.28, risk free interest rate of 6.7%, expected dividend yield of 0%, volatility of 92.2%, expected life of 2.3 years) at amounts ranging from $1.98 to $5.62 per share. The Company recorded interest expense of $45,785 relating to the grant of the warrants.

     In connection with the IPO, the Company issued warrants to the underwriter to purchase up to an aggregate of 180,000 shares of common stock exercisable at $7.80 per share for a period of four years beginning August 2, 2001. These warrants contain anti-dilution provisions providing for adjustment of the exercise price upon the issuance of common stock, or securities exercisable or convertible into common stock, at a price less than the exercise price, and upon any recapitalization, reclassification, stock dividend, stock split, stock combination or similar transaction.

OTHER GRANTS

     During the nine months ended September 30, 2000, the Company issued options to purchase 125,000 shares of common stock for creative design and preparation of materials for the IPO. The exercise price was $4.80. These options were valued at $135,152 in accordance with SFAS 123 (utilizing the Black-Scholes option pricing model with the following assumptions for the period: fair value of common stock $3.20, risk free interest rate of 6.7%, expected dividend yield of 0%, volatility of 83.41%, expected life of 1.8 years) at $1.08 per share. The Company charged $135,149 relating to the warrants to offering costs of the IPO.

     During the nine months ended September 30, 2000, the Company issued 42,500 options in connection with the 7% Series C convertible preferred stock offering, see Note 4. The Company also issued 180,000 warrants to the underwriter in connection with the offering, see Note 4.

NON EMPLOYEE GRANTS

     During the nine months ended September 30, 2000, the Company issued options to purchase 333,376 shares of common stock to outside consultants for services. The exercise prices for these options ranged from $4.00 to $9.60 per share. These options were valued in accordance with SFAS 123 (utilizing the Black-Scholes option pricing model with the following weighted average assumptions: fair value of common stock $3.23, risk free interest rate of 6.7%, expected dividend yield of 0%, volatility of 86.3%, expected life of 3.3 years) at amounts ranging from $1.15 to $3.12 per share. The Company recorded an expense of $589,585 relating to the grant of the options.

EMPLOYEE GRANTS

     On February 3, 2000, the Company's board of directors adopted, and on March 29, 2000, a majority of the stockholders approved the creation of the 2000 Stock Option and Incentive Plan (the

"2000 Plan") with 2,000,000 shares of common stock reserved for issuance thereunder. The 2000 Plan provides for the direct award and sale of shares and for the grant of options to purchase shares. A committee, designated by the board of directors, administers the 2000 Plan and has the discretion to determine the employees, directors, independent contractors and advisors who receive awards, the type of awards (stock, incentive stock options or non-qualified stock options) granted, the term, vesting and exercise prices. The exercise price for the options may be paid in cash, in shares of the Company's common stock valued at fair market value on the exercise date or through a same-day sale program without any cash outlay by the optionee. In the event of a change in control (as defined in the 2000 Plan), all restrictions on all awards or sales of shares issued under the plan will lapse and vesting on all unexercised options will accelerate to the date of the change in control.

     During the nine months ended September 30, 2000, the Company issued options for the purchase of 1,120,775 shares of common stock to certain officers and employees of the Company pursuant to the 2000 Plan. The exercise prices range from $3.60 to $9.60 per share. The options are exercisable through August 9, 2003.

     SFAS 123 requires pro forma information regarding net loss as if the Company had accounted for its stock options granted to employees subsequent to December 31, 1994 under the fair value method of the statement. The fair value of the stock options was estimated at the grant date using the Black-Scholes option pricing model. The following weighted average assumptions were used in the Black-Scholes model for the nine months ended September 30, 2000: fair value of common stock $3.20, risk-free interest rate of 6.7%, dividend yield of 0%, volatility of 85.4%, and expected life of 3.3 years, respectively. Following are the pro forma disclosures and the related impact on the net loss for the nine months ended September 30, 2000:

        Loss attributable to common stockholders as reported                 $         (9,254,252)
        Loss attributable to common stockholders pro forma                            (10,873,996)
        Basic and diluted loss per common share as reported                                 (2.93)
        Basic and diluted loss per common share pro forma                                   (3.44)

     Due to the nature and timing of option grants, the resulting pro forma compensation cost may not be indicative of future years.

OUTSTANDING STOCK OPTIONS AND WARRANTS

     A summary of stock option and warrant activity for the nine months ended September 30, 2000 is as follows:

                                                                                                         WEIGHTED
                                                              OPTIONS AND                                AVERAGE
                                                                WARRANTS           PRICE RANGE        EXERCISE PRICE
                                                              --------------     ----------------    -----------------
Balance, December 31, 1999...............................          866,508        $2.67 - 16.00       $     4.39
     Granted.............................................        1,822,676         1.00 -  9.60             6.63
                                                              --------------
Balance, September 30, 2000..............................        2,689,184        $1.00 - 16.00       $     5.75
                                                              ==============

         A summary of stock option and warrant grants with exercise prices less than, equal to or greater than the estimated market value on the date of grant during the nine months ended September 30, 2000 is as follows:

                                                                                                     WEIGHTED AVERAGE
                                                               OPTIONS AND           WEIGHTED          FAIR VALUE OF
                                                                 WARRANTS            AVERAGE            OPTIONS AND
                                                                 GRANTED          EXERCISE PRICE         WARRANTS
                                                              --------------     ----------------    -----------------
Grants with exercise price less than estimated market
   value...............................................             11,650        $      1.07         $     2.58
Grants with exercise price greater than estimated
   market value........................................          1,811,026               6.66               1.65


         A summary of the options and warrants outstanding and exercisable as of September 30, 2000 follows:

                                           WEIGHTED-AVERAGE                                                 WEIGHTED-AVERAGE
    RANGE OF              NUMBER               REMAINING          WEIGHTED-AVERAGE         NUMBER             EXERCISE
 EXERCISE PRICES        OUTSTANDING        CONTRACTUAL LIFE       EXERCISE PRICE         EXERCISABLE            PRICE
------------------    ----------------    --------------------    ----------------    ------------------    --------------
 $1.00 -  $2.67             410,583             1.11 years         $    2.62                410,583          $    2.62
  2.68 -   5.33           1,207,057             2.40 years              4.45              1,207,057               4.45
  5.34 -  16.00           1,071,544             3.09 years              8.80                864,878               9.07
                      ----------------                                                ------------------
 $1.00 -  16.00           2,689,184                                                       2,482,518
                      ================                                                ==================


NOTE 6 - COMMITMENTS AND CONTINGENCIES

LEGAL MATTERS

     In March 1999, a vendor of the Company filed a lawsuit that alleges breach of contract and seeks payment in the amount of approximately $125,000 from the Company related to purchases of materials from the vendor. The Company has responded to the lawsuit, and management believes that the materials delivered by the vendor were defective. In addition, the Company's costs resulting from the defective materials are in excess of $120,000. Although the Company, after consultation with legal counsel, believes that its defenses have merit, it is unable to predict the outcome of this matter. Management is in the process of extending a settlement offer to settle the matter with the vendor.

     In January 1999, the Company received $288,620 as a loan from an officer and a then consultant, who is no longer a consultant to the Company. The proceeds were loaned to the officer and the former consultant by the Riggs Family Partnership, a third party that had received the proceeds from an unregistered offering of the Company's common stock. Collectively, the loans from the officer and the former consultant were subsequently converted into 102,242 shares of Series B convertible preferred stock and 77,353 shares of common stock. This unregistered offering was performed outside the Company and without its knowledge. The Company has not been able to determine whether the unregistered offering was conducted with the benefit of a state or federal exemption from registration. The Company was not privy to any offering materials that may have been used or distributed with respect to the offering, and that it has no independent knowledge regarding the status of the investors. The Company also maintains that it did not have any control over, or contractual relationship with, the Riggs

Family Partnership. In the event a successful claim is asserted against the Riggs Family Partnership as a result of the unregistered offering, the Company may be subject to a potential disgorgement of the proceeds received plus interest. No amount has been reclassified from stockholders' deficit to a liability in the accompanying financial statements for any possible payments that may result from the outcome of this unasserted claim.

     The Company is the subject of certain legal matters, which it considers incidental to its business activities. It is the opinion of management, after discussion with legal counsel, that the ultimate disposition of these legal matters will not have a material impact on the consolidated financial condition or results of operations of the Company.

REGISTRATION OF WARRANTS

     Under the terms of a 1996 private placement, the Company distributed offering documents that contained a statement that referred to the right of holders of 328,000 warrants to join in any registration of the Company's securities. In August 2000, the Company completed the IPO at $6.50 per share. Subsequently, the warrant holders have made a demand for the registration of the underlying shares of common stock. Through negotiations with the warrant holders, the Company has tentatively agreed to register these shares. The Company has estimated the cost of the additional registration statement to be $60,000 with such estimate charged against operations.

     The Company is currently negotiating with the warrant holders regarding an assertion of damages incurred as a result of being excluded from the IPO. Currently, no resolution has been reached and no estimate can be made, if any, of damages incurred. Accordingly, no amounts have been accrued in the attached financial statements.

ADVERTISING AGREEMENT

     On March 24, 2000, the Company entered into a letter of agreement with an advertising agency. Under the terms of the agreement, the advertising agency is to assist the Company in the development and implementation of the Company's creative design related to its initial public offering, advertising, marketing and promotion. The agreement lasts for a term of one year and provides for the agency to be compensated as follows:

                  MONTHS ONE THROUGH FOUR. On March 29, 2000, the Company issued the agency a warrant to purchase 125,000 shares of common stock at $4.80 per share that were valued at $135,152.

                  MONTHS FIVE THROUGH TWELVE. The Company is to pay the agency $43,687 per month in cash. In addition, the Company also agreed to pay all outside expenses incurred by the agency on behalf of the Company that are estimated to be $450,000. All amounts will be charged to operations in the period the services are rendered, except for $87,374 charged as a cost of the IPO.

FINANCING AGREEMENT

     On May 11, 2000, the Company entered into a Master Business Lease Financing Agreement (the "Financing Agreement"), whereby the Company may receive funding of up to 150% of the fully burdened cost of its products under the terms of an open-ended line of credit. The receipt of such funding is subject to certain conditions precedent, including the satisfaction of certain performance criteria and the removal of all securities interests on the Company's assets. The Company is obligated to repay amounts borrowed under the Financing Agreement over a seven-year term using a formula-based variable interest rate. The products funded by the equipment financier, and all proceeds generated and derived from such products, will secure the financing. The Company has not borrowed any funds under the Financing Agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

     Certain information included herein contains statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, such as statements relating to plans for future expansion, capital spending, future operations, sources of liquidity and financing sources. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future, and accordingly, such results may differ from those expressed in any forward-looking statements made herein. These risks and uncertainties include, but are not limited to, those relating to our liquidity requirements, the continued growth of the lodging industry, the success of our product-development, marketing and sales activities, vigorous competition in the lodging industry, dependence on existing management, leverage and debt service (including sensitivity to fluctuations in interest rates), domestic or global economic conditions, and changes in federal or state tax laws or the administration of such laws. A complete discussion of these risks and uncertainties are contained in our Registration Statement on Form SB-2, Pre-Effective Amendment No. 4, as filed with the Securities and Exchange Commission on July 28, 2000 (Commission File No. 333-34882), and the Company's final prospectus dated August 2, 2000, filed pursuant to Rule 424(b)(4) of the Securities Act.

OVERVIEW

     eRoomSystem Technologies, Inc. is a Nevada corporation incorporated on August 31, 1999. Our core business is the development and installation of an intelligent, in-room computer platform and communications network, or the eRoomSystem, for the lodging industry. The eRoomSystem is a computerized platform and processor-based system designed to collect and control data. The eRoomSystem supports our fully-automated and interactive eRoomServ Refreshment Centers, or Refreshment Centers, electronic room safes, or eRoomSafes, and other proposed applications. These other applications include, or will include, information management services, in-room energy management capabilities, credit card/smart card capabilities for direct billing, network access solutions, and remote engineering and maintenance services.

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

     We believe that our eRoomSystem and developing technologies will provide a foundation for expansion into the healthcare and time-share industries. We will be able to provide healthcare facilities with a comprehensive room information and management system that will allow these facilities to provide patients with a wide array of in-room amenities not available to them in the past. These amenities will include Refreshment Centers, eRoomSafes, direct dial long distance, on-demand movies, Internet access and other products and services commonly found in a hotel room. Similar opportunities exist in the time-share industry. By offering a direct credit card billing system, a healthcare or time-share facility can offer similar services available in hotels.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 2000

     REVENUES

     Product Sales -- Revenues from product sales were $32,374 in the three months ended September 30, 1999 compared to $346,501 in the three months ended September 30, 2000, representing an increase of $314,127. The increase in revenues from product sales was due to increased orders and the fulfillment of orders that we were previously unable to install due to our pre-initial public offering cash constraints.

     Revenue Sharing Arrangements -- Our revenue from revenue sharing arrangements was $110,587 for the three months ended September 30, 1999 and $92,521 for the three months ended September 30, 2000, representing a decrease of $18,066, or 16%. The decrease in revenue from revenue sharing arrangements was due primarily to the transfer of Refreshment Centers to RSi BRE, Inc., an unconsolidated, wholly owned subsidiary. Because RSi BRE is not consolidated, the related revenues are not included in our financial statements. Rather, we record our equity in RSi BRE's income for each respective period. The revenue sharing revenue for these units was recognized as revenue sharing income during the three months ended September 30, 1999, and accordingly was not recognized for the three months ended September 30, 2000.

     Maintenance Fee Revenues -- Our maintenance fee revenues were $60,288 for the three months ended September 30, 1999 and $21,543 for the three months ended September 30, 2000, representing a decrease of $38,745, or 64%, from the three months ended September 30, 1999 to the three months ended September 30, 2000. The decrease was due primarily to the expiration of maintenance contracts representing 753 units and the transfer of Refreshment Centers to RSi BRE. Because RSi BRE is not consolidated, the related revenues are not included in our financial statements. Rather, we record our equity in RSi BRE's income for each respective period.

     COST OF REVENUE

     Cost of Product Sales Revenue -- Our cost of product sales revenue for the three months ended September 30, 1999 was $26,479 compared to $202,835 for the three months ended September 30, 2000, an increase of $176,356, or 66%. The increase was due to the sale of 280 Refreshment Centers during the three months ended September 30, 2000. The gross margin percentage on revenue from product sales revenue was 18% in the three months ended September 30, 1999 and 41% in the three months ended September 30, 2000. The increase in gross margin percentage on product sales revenue resulted from efficiencies obtained in increased production volume.

     Cost of Revenue Sharing Revenue -- Our cost of revenue sharing revenue was $52,662 during the three months ended September 30, 1999 and $27,799 during the three months ended September 30, 2000, representing a decrease of $24,863, or 47%. The decrease in the cost of revenue sharing revenue was due to the transfer of Refreshment Centers to RSi BRE. The gross margin percentage on revenue sharing revenue was 52% in the three months ended September 30, 1999 and 70% in the three months ended September 30, 2000. The increase in gross margin percentage on revenue sharing revenue from the three months ended September 30, 1999 to the three months ended September 30, 2000 resulted from the transfer to RSi BRE of Refreshment Centers that had more extensive service requirements.

     Cost of Maintenance Revenue -- Our cost of maintenance revenue was $59,428 in the three months ended September 30, 1999 and $66,861 in the three months ended September 30, 2000 representing an increase of $7,433, or 13%. The gross margin percentage on maintenance revenues was 1% in the three months ended September 30, 1999 and (210%) in the three months ended September 30, 2000. The increase in our cost of maintenance revenue and the decrease in gross margin percentages from the three months ended September 30, 1999 to the three months ended September 30, 2000 was primarily due to the expense associated with the repair of a third party manufacturing defect, which expense may be recoverable.

     OPERATING EXPENSES

     Selling, General and Administrative -- Selling, general and administrative expenses, exclusive of non-cash compensation expense, were $487,909 in the three months ended September 30, 1999 and $901,183 in the three months ended September 30, 2000, representing an increase of $413,274, or 84%. Selling, general and administrative expenses represented 240% of our total revenues in the three months ended September 30, 1999 and 196% of our total revenues in the three months ended September 30, 2000. The increase in our selling, general and administrative expenses from the three months ended September 30, 1999 to the three months ended September 30, 2000 was primarily due to the increased payroll and advertising expense in anticipation of increased sales activities. In addition, we experienced an increase in legal and investor relations expenses in the three months ended September 30, 2000.

     Research and Development Expenses -- Research and development expenses were $69,314 in the three months ended September 30, 1999 and $83,544 in the three months ended September 30, 2000, representing an increase of $14,230, or 21%. Research and development expenses represented 34% of our total revenue in the three months ended September 30, 1999 and 18% of our total revenue in the three months ended September 30, 2000. The decrease in research and development expenses resulted from the reorganization of the research and development department in an effort to maximize the efficiency of its operation.

     Non-Cash Compensation Expense -- Non-cash compensation expense was $0 in the three months ended September 30, 1999 and $9,366 in the three months ended September 30, 2000. The non-cash compensation expense recorded in the nine months ended September 30, 2000 resulted from options and warrants issued.

     OTHER EXPENSE, NET

     Other expense was $304,465 in the three months ended September 30, 1999 and $891,906 in the three months ended September 30, 2000, representing a increase of $587,441, or 193%. The increase is due primarily to the increase in interest due to increased borrowings and the write-off of a stockholder receivable from $390,000 to $0. The stockholder receivable is currently a part of the bankruptcy estate of the stockholder.

     LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS

     We incurred losses attributable to common stockholders of $879,969 and $5,180,910 during the three months ended September 30, 1999 and 2000, respectively. The $4,300,941 increase in the loss attributable to common stockholders was due primarily to decreased gross profit margin, increased selling, general and administrative expenses, increased interest expense, the write-off of a $390,000 stockholder receivable and increased dividends related to convertible preferred stock. We have continued to incur losses subsequent to September 30, 2000 and, as a result, have experienced an increase in accumulated deficit. We believe that we will continue to incur losses for a period of time.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 2000

     REVENUES

     Product Sales -- Our revenue from product sales was $32,374 in revenues from product sales in the nine months ended September 30, 1999 compared to $2,012,788 in the nine months ended September 30, 2000, representing an increase of 1,980,414. The increase in revenues from product sales was due to increased orders and the fulfillment of orders that we were previously unable to install due to our pre-initial public offering cash constraints.

     Revenue Sharing Arrangements -- Our revenue from revenue sharing arrangements was $260,422 for the nine months ended September 30, 1999 and $155,156 for the nine months ended September 30, 2000, representing a decrease of $105,266, or 40%. The decrease in revenue from revenue sharing arrangements was due primarily to the transfer of Refreshment Centers to RSi BRE. Because RSi BRE is not consolidated, the related revenues are not included in our financial statements. Rather, we record our equity in RSi BRE's income for each respective period. The revenue sharing revenue for these units was recognized as revenue sharing income during the nine months ended September 30, 1999, and accordingly was not recognized for the nine months ended September 30, 2000.

     Maintenance Fee Revenues -- Our maintenance fee revenue was $222,303 for the nine months ended September 30, 1999 and $110,400 for the nine months ended September 30, 2000, representing a decrease of $111,903, or 50%, from the nine months ended September 30, 1999 to the nine months ended September 30, 2000. The decrease from the nine months ended September 30, 1999 to the nine months ended September 30, 2000 was due primarily to the expiration of maintenance contracts representing 753 units and the transfer of Refreshment Centers to RSi BRE. Because RSi BRE is not consolidated, the related revenues are not included in our financial statements. Rather, we record our equity in RSi BRE's income for each respective period.

     COST OF REVENUE

     Cost of Product Sales Revenue -- Our cost of product sales revenue during the nine months ended September 30, 1999 was $26,479 compared to $1,468,891 for the nine months ended

September 30, 2000, an increase of $1,442,412. The increase was due to the sale of 1,624 Refreshment Centers and 907 eRoomSafes during the nine months ended September 30, 2000. The gross margin percentage on revenue from product sales revenue was 27% in the nine months ended September 30, 2000 compared to 18% for the nine months ended September 30, 1999. The increase in gross margin percentage on product sales revenue resulted from efficiencies obtained in increased production volume.

     Cost of Revenue Sharing Revenue -- Our cost of revenue sharing revenue was $143,245 during the nine months ended September 30, 1999 and $36,136 during the nine months ended September 30, 2000, representing a decrease of $107,109, or 75%. The decrease in the cost of revenue sharing revenue was due to the transfer of Refreshment Centers to RSi BRE. The gross margin percentage on revenue sharing revenue was 45% in the nine months ended September 30, 1999 and 77% in the nine months ended September 30, 2000. The increase in gross margin percentage on revenue sharing revenue from the nine months ended September 30, 1999 to the nine months ended September 30, 2000 resulted from the transfer to RSi BRE of Refreshment Centers that had more extensive service requirements.

     Cost of Maintenance Revenue -- Our cost of maintenance revenue was $95,590 in the nine months ended September 30, 1999 and $74,762 in the nine months ended September 30, 2000 representing a decrease of $20,808, or 22%. The gross margin percentage on maintenance revenues was 57% in the nine months ended September 30, 1999 and 32% in the nine months ended September 30, 2000. The decrease in our cost of maintenance revenue from the nine months ended September 30, 1999 to the nine months ended September 30, 2000 was mainly due to the expiration of contracts representing 1,058 units. The decrease in gross margin percentage from the nine months ended September 30, 1999 to the nine months ended September 30, 2000 was primarily due to the expense associated with the repair of a third party manufacturing defect that may be recoverable.

     OPERATING EXPENSES

     Selling, General and Administrative -- Selling, general and administrative expenses, exclusive of non-cash compensation expense, were $1,252,404 in the nine months ended September 30, 1999 and $2,066,595 in the nine months ended September 30, 2000, representing an increase of $814,181, or 65%. Selling, general and administrative expenses represented 243% of our total revenues in the nine months ended September 30, 1999 and 91% of our total revenues in the nine months ended September 30, 2000. The increase in selling, general and administrative expenses from the nine months ended September 30, 1999 to the nine months ended September 30, 2000 was primarily due to the increased payroll and advertising expense in anticipation of increased sales activities. In addition, the Company experienced an increase in legal and investor relations expenses in the nine months ended September 30, 2000.

     Research and Development Expenses -- Research and development expenses were $206,530 in the nine months ended September 30, 1999 and $187,932 in the nine months ended September 30, 2000, representing a decrease of $18,598, or 9%. Research and development expenses represented 40% of our total revenue in the nine months ended September 30, 1999 and 8% of our total revenue in the nine months ended September 30, 2000. The decrease in research and development expenses resulted from the reorganization of the research and development department in an effort to maximize the efficiency of its operation.

     Non-Cash Compensation Expense -- Non-cash compensation expense was $0 in the nine months ended September 30, 1999 and $503,676 in the nine months ended September 30, 2000. The non-cash compensation expense recorded in the nine months ended September 30, 2000 resulted from options and warrants issued.

     OTHER EXPENSE, NET

     Other expense was $956,893 in the nine months ended September 30, 1999 and $1,590,673 in the nine months ended September 30, 2000, representing an increase of $633,780, or 66%. The increase is due primarily to interest expense and the write-off of a stockholder receivable from $390,000 to $0.

     LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS

     We incurred losses attributable to common stockholders of $2,320,017 and $9,254,252 during the nine months ended September 30, 1999 and 2000, respectively. The $6,934,235 increase in the loss attributable to common stockholders was due primarily to increased selling, general and administrative expenses, the non-cash compensation expense discussed above, increased interest expense, the write-off of a $390,000 stockholder receivable and a $5,449,956 increase in dividends related to convertible preferred stock. We have continued to incur losses subsequent to September 30, 2000 and, as a result, have experienced an increase in accumulated deficit. We believe that we will continue to incur losses for a period of time.

LIQUIDITY AND CAPITAL RESOURCES

     On August 9, 2000, we consummated our initial public offering for 1,800,000 shares of common stock (the "IPO"). The Company received gross proceeds of $11.7 million and, after deducting the underwriting discounts and commissions and the offering expenses, net proceeds of approximately $9.86 million. The Company has also registered 270,000 shares of common stock pursuant to the same registration statement as part of an over-allotment option granted to the underwriters. The underwriters had 30 days from the effective date of the registration statement, or until September 1, 2000, to exercise the over-allotment option, but did not do so. The net offering proceeds have been and will be used for funding the production and installation of our products and services, the repayment of a substantial portion of our outstanding indebtedness and related accrued interest, the payment of cash dividends on our Series A and Series C convertible preferred stock, our advertising and promotional expenses, additional research and development to improve our existing products and services and to develop our future products and services, and general corporate purposes and working capital.

     As of September 30, 2000, we had cash of $5,427,460 and working capital of $4,712,819 compared to cash of $113,252 and a working capital deficit of $2,650,616 at December 31, 1999. The increases in cash and working capital were the result of cash provided by the IPO, net of cash being used in operations, investment in RSi BRE, increases in inventories and decreases in deferred offering and financing costs. These uses of cash were offset, in part, by the proceeds from our Series C convertible preferred stock offering and the proceeds from the issuance of promissory notes. Our stockholders' equity improved from a deficit of $23,852 at December 31, 1999 to stockholders' equity of $7,652,722 at September 30, 2000. The improvement in stockholders' equity primarily resulted from proceeds of the IPO, net of the net loss for the nine months ended September 30, 2000. Our accumulated deficit increased from $13,684,041 at December 31, 1999 to $22,938,292 at September 30, 2000. The increase in accumulated deficit resulted primarily from the triggering of a beneficial conversion feature at the time of the IPO and the net loss from operations. We anticipate that our accumulated deficit will continue to increase for a period of time.

     We believe that our current cash on hand and the funds from our long-term equipment financing arrangement will be sufficient to meet our capital expenditures and working capital requirements, including those from our planned expansion, for at least the next twelve months. However, we may need to raise additional funds to support more rapid expansion, respond to competitive pressures, invest in our new technology offerings and other product offerings or respond to unanticipated requirements. We cannot assure you that additional financing will be available to us in amounts or on terms acceptable to us. If sufficient funds are not available or are not available on acceptable terms, our ability to fund our expansion, take advantage of additional product development opportunities, develop or enhance our products or services, or otherwise respond to competitive pressures could be significantly limited.

     Our net cash used in operating activities for the nine months ended September 30, 2000 was $2,217,450. Cash used in operating activities was primarily attributable to a net loss of $3,650,321, excluding non-cash compensation expense of $503,676. Our net cash used in operating activities for the nine months ended September 30, 1999 was $527,271. Cash used in operating activities was primarily attributed to increases in inventory and offset by increases in accrued liabilities.

     Our primary investing activities have historically consisted of expenditures relating to our revenue sharing program and for property and equipment. Net cash used in investing activities was $1,868,620 and $972,794 in the nine months ended September 30, 1999 and 2000, respectively. Investing activities for the nine months ended September 30, 2000 consisted of an increase of refreshment centers placed in service, purchases of property and equipment and additional investments in RSi BRE. Investing activities for the nine months ended September 30, 1999 consisted of additions to refreshment centers in service and purchases of property and equipment. We expect our investing activity to continue to increase in the fourth quarter of 2000 due to an increased placement of our products under our revenue sharing program. Additionally, we anticipate that we will experience an increase in our capital expenditures and lease commitments for property and equipment consistent with anticipated growth in operations, infrastructure and personnel.

     Our financing activities provided $8,504,452 of cash for the nine months ended September 30, 2000 compared to $2,500,697 for the nine months ended September 30, 1999. For the nine months ended September 30, 2000, cash provided from financing activities consisted of $2,164,169 from borrowings, $685,831 received from the sale of preferred stock and warrants and $9,217,231 received from the IPO. For the nine months ended September 30, 1999, cash provided from financing activities consisted of $504,806 received from the sale of notes payable to officers and stockholders and $2,391,755 received from the sale of preferred stock and warrants.

     As of September 30, 2000, our debt, secured by our assets, consisted of $120,000 in notes issued in a 1996 private debt offering, $127,500 in notes issued in a 1997 private debt/equity offering, a $100,000 note payable to an individual and $67,795 in notes issued in a 2000 private debt/equity offering. As of September 30, 2000, our unsecured debt consisted of $7,468 in notes payable to a bank and secured by vehicles, a $6,062 note due to an individual and $60,007 of capital lease obligations. As of September 30, 2000, we paid off a significant portion of our debt obligations.

     With respect to our material commitments, we have entered into operating leases for our facilities and equipment and have entered into employment agreements with certain officers and key employees. We operate our facilities and equipment under non-cancelable operating leases with future minimum rental payments of $132,886, $119,836 and $104,030 for the years ending December 31, 2000, 2001 and 2002, respectively. The future minimum lease payments on capitalized leases are calculated to be $35,728, $35,728 and $27,776 for the years ending December 31, 2000, 2001 and 2002, respectively. Under our current agreements with our officers and key employees, we will pay base salaries of $829,592, $951,500 and $192,500 for the years ending December 31, 2000, 2001 and
2002, respectively. The decrease in base salaries for the year ended December 31, 2002 relates to the expiration of a substantial number of our current agreements with our officers and key employees during such period. In addition, the Company intends to hire an executive vice president of sales and marketing at an anticipated annual base salary of $120,000.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     On March 2, 1999, Willow Creek Systems, Inc., a former supplier of circuit boards, brought an action against us that is currently pending in Salt Lake County Third District Court, State of Utah, Civil No. 99-0902417. Willow Creek is no longer an operating entity. In its complaint, Willow Creek alleges breach of contract and seeks payment in the amount of approximately $125,000 from us for materials delivered pursuant to purchase orders. In our answer to Willow Creek's amended complaint and our Responses to Willow Creek's First Set of Interrogatories, Requests for Admissions and Request for Production of Documents, we allege that the materials delivered by Willow Creek were defective, lacked quality control and were below acceptable standards in the industry. In addition, we allege that the costs of repairing and replacing the defective materials, the costs during down time for such repair and replacement and other related costs are in excess of $120,000, which we believe should be offset against Willow Creek's claim for damages. Although we believe that our documentation on this matter is sufficient to support our claims, we are unable at this time to predict the exact outcome of the matter. We intend to solicit the plaintiff in the Willow Creek matter for the purpose of submitting to alternative dispute resolution. We anticipate that this matter will be settled in the three months ending December 31, 2000.

     On September 27, 1999, Royal W. Minson II, our former president and chief operating officer, filed for protection in the United States Bankruptcy Court for the Northern District of California, Case No. 99-47533-TD-7, under Chapter 7 of the United States Bankruptcy Code. Prior to the filing, Mr. Minson received 121,875 shares of our common stock upon the exercise of options and executed demand promissory notes in the aggregate original principal amount of $568,750 to pay for the shares. The bankruptcy schedules list Mr. Minson's shares as an asset and the demand promissory notes as liabilities. On January 5, 2000, the Bankruptcy Court entered a discharge order. We have filed a proof of claim for the demand promissory notes executed by Mr. Minson, plus accrued interest on such notes. We have negotiated with the bankruptcy trustee for the reacquisition of the shares. On November 8, 2000, we submitted to the bankruptcy trustee a final cash offer of $180,000 relating to the acquisition of the 121,875 shares of common stock. Based on earlier conversations with the bankruptcy trustee, we anticipate that our offer will be accepted. Assuming our offer is accepted, we anticipate retiring the shares to treasury and canceling such shares, or selling such shares to a third party in a private arms-length third party transaction.

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

     We commenced our offering on August 3, 2000 and consummated our offering on August 9, 2000 after we had sold 1,800,000 shares of common stock registered under the Registration Statement. The initial public offering price was $6.50 per share for an aggregate sales price of $11.7 million. We have also registered 270,000 shares of common stock pursuant to the Registration Statement as part of an over-allotment option granted to Donald & Co. Donald & Co. had 30 days from the effective date of the Registration Statement, or until September 1, 2000, to exercise the over-allotment option, but failed to do so.

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

     We received net proceeds from the offering of approximately $9.2 million after deducting the underwriting discounts and commissions and the offering expenses. The net offering proceeds have been and will be used for funding the production and installation of our products and services, the repayment of a substantial portion of our outstanding indebtedness and related accrued interest, the payment of cash dividends on our Series A and Series C convertible preferred stock, our advertising and promotional expenses, additional research and development to improve our existing products and services and to develop our future products and services, and general corporate purposes and working capital.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5.  OTHER INFORMATION.

     Effective as of November 17, 2000, in an effort to strengthen the Company's sales and marketing efforts, the Board of Directors has agreed to change Steven L. Sunyich's duties. Mr. Sunyich has agreed to oversee the sales and marketing division and to direct the research and development efforts of the Company. In addition, Mr. Sunyich will continue to serve as Chairman of the Board of Directors, but will step down as Chief Executive Officer. Under the direction of the Compensation Committee, the Company will commence a search for a new Chief Executive Officer. In the interim, the Company's President and Chief Operating Officer, Stephen M. Nelson, will act as interim Chief Executive Officer.

     We intend to file a registration statement on Form SB-2 in the three months ending December 31, 2000 for the purpose of registering the 328,800 shares of common stock underlying certain warrants issued in the 1996 private placement of 12% promissory notes. At this time, the Company does not intend to provide additional consideration to the holders of such warrants.

     We are currently negotiating with Hilton Hotels Corporation, which previously merged with Promus Hotels Corporation, to expand our exclusive agreement with Promus Hotels Corporation to include the Hilton Hotels Corporation chain. Until these negotiations have been successfully completed, we have halted the installation of our products in Doubletree hotels, notwithstanding the purchase and November 2000 installation of 460 refreshment centers in the Doubletree Guest Suites New York.

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

Date: November 20, 2000            By: /s/ STEPHEN M. NELSON
                                      ------------------------------------------
                                           Stephen M. Nelson

                                      Its: President and Chief Operating Officer
                                          --------------------------------------

EXHIBIT INDEX

EXHIBIT NUMBER        DESCRIPTION                                   PAGE NUMBER
       27.01          Financial Data Schedule                           32