Form 10-Q
period 2001-03-31
EROOMSYSTEM TECHNOLOGIES INC
filed 2001-05-15
CIK 1110361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2001
OR
☐	TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:________________________________ to ________________________________

Commission file number: 000-31037

eRoomSystem Technologies, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	87-0540713
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3770 Howard Hughes Parkway, Suite 175, Las Vegas, Nevada 89109
(Address of principal executive offices)

(800) 316-3070
(Issuer’s telephone number)

Not applicable
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES ☒ NO☐

Applicable Only to Issuers Involved in Bankruptcy Proceedings During the Preceding Five Years
Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court.  YES ☐ NO ☐

Applicable Only to Corporate Issuers
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

7,066,019 shares of common stock, $0.001 par value, as of April 6, 2001

Transitional Small Business Disclosure Format (check one):  YES ☐ NO ☒

FORM 10-QSB

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

ASSETS

	December 31, 2000	March 31, 2001

CURRENT ASSETS
Cash	$2,811,023	$2,162,980
Accounts receivable, net of allowance for doubtful accounts of $24,000 and $24,000, respectively	773,715	262,984
Inventories	946,318	1,541,574
Prepaid expenses and other	45,056	86,184
Total Current Assets	4,576,112	4,053,722
REFRESHMENT CENTERS IN SERVICE, net of accumulated depreciation of $120,343 and $179,253, respectively	1,762,245	1,793,351
PROPERTY AND EQUIPMENT
Production equipment	225,110	251,158
Computer equipment	216,482	233,481
Vehicles and other	67,316	78,585
	508,908	563,224
Less accumulated depreciation and amortization	(323,044)	(345,690)
Net Property and Equipment	185,864	217,534
INVESTMENT IN WHOLLY OWNED, UNCONSOLIDATED SUBSIDIARY	936,182	764,506
OTHER ASSETS
Patents and license rights, net of accumulated amortization of $290,208 and $307,083, respectively	182,282	165,407
Deposits and other	172,464	218,705
Total Other Assets	354,746	384,112
Total Assets	$7,815,149	$7,213,225

See accompanying notes to unaudited condensed consolidated financial statements

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

LIABILITIES AND STOCKHOLDERS' EQUITY (UNAUDITED)

	December 31, 2000	March 31, 2001

CURRENT LIABILITIES
Notes payable and current portion of long-term debt	$56,710	$30,787
Current portion of capital lease obligations	28,091	12,721
Accounts payable	1,071,333	927,684
Accrued liabilities	406,191	338,626
Accrued interest	12,906	—
Accrued restructuring costs	418,606	285,096
Customer deposits	89,258	669,718
Deferred maintenance revenue	72,764	73,547
Preferred stock dividends payable	31,894	17,742
Total Current Liabilities	2,187,753	2,355,921
LONG-TERM LIABILITIES
Long-term debt, net of current portion	2,269	261,102
Capital lease obligations, net of current portion	25,656	14,934
Total Long-Term Liabilities	27,925	276,036
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Common stock, $0.001 par value; 50,000,000 shares authorized; 7,051,019 shares and 7,066,019 shares outstanding at December 31, 2000 and March 31, 2001, respectively	7,051	7,066
Additional paid-in capital	28,546,432	28,562,317
Warrants and options outstanding	2,036,324	2,036,324
Accumulated deficit	(24,990,336)	(26,024,439)
Total Stockholders’ Equity	5,599,471	4,581,268
Total Liabilities and Stockholders' Equity	$7,815,149	$7,213,225

See accompanying notes to unaudited condensed consolidated financial statements

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended March 31,
	2000	2001

REVENUE
Product sales	$—	$27,265
Revenue sharing arrangements	9,162	134,067
Maintenance fees	39,937	56,403
Total Revenue	49,099	217,735
COST OF REVENUE
Product sales	—	15,650
Revenue sharing arrangements	7,073	58,909
Maintenance	7,020	140,329
Total Cost of Revenue	14,093	214,888
GROSS MARGIN	35,006	2,847
OPERATING EXPENSES
Selling general and administrative (including non-cash compensation expense of $491,825 and $0, respectively)	1,012,169	917,871

Research and development	49,788	113,020
Total Operating Expenses	1,061,957	1,030,891
LOSS FROM OPERATIONS	(1,026,951)	(1,028,044)
OTHER INCOME (EXPENSE)
Interest expense	(303,650)	(7,077)
Equity in income (loss) from unconsolidated, wholly owned subsidiary	88,296	(62,398)
Interest and other income	2,336	63,416
Other Expense, Net	(213,018)	(6,059)
Net Loss	(1,239,969)	(1,034,103)
Dividends Related to Convertible Preferred Stock	(440,757)	—
Loss Attributed to Common Stockholders	$(1,680,726)	$(1,034,103)
Basic and Diluted Loss Per Common Share	$(0.76)	$(0.15)
Basic and Diluted Weighted Average Common Share Outstanding	$2,197,290	$7,054,186

See accompanying notes to unaudited condensed consolidated financial statements

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,
	2000	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,239,969)	$(1,034,103)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	39,979	98,431
Common stock issued as part of lawsuit settlement	—	15,900
Interest expense paid by issuance of common stock, warrants, and stock options	77,649	—
Non-cash compensation expense	491,825	—
Distributions in excess of equity in income from unconsolidated subsidiary	8,419	171,676
Changes in operating assets and liabilities, net of transfers to unconsolidated subsidiary
Accounts receivable	26,926	510,731
Inventories	(294,404)	(595,256)
Prepaid expenses, deposits and other	(125,281)	(74,091)
Accounts payable	24,392	(143,649)
Accrued liabilities	267,155	(69,925)
Accrued restructuring costs	—	(133,510)
Customer deposits and unearned revenue	15,180	581,243
Net Cash Used In Operating Activities	(708,129)	(672,553)
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to refreshment centers in service	—	(90,016)
Purchase of property and equipment	(2,259)	(37,318)
Cash investment in wholly owned, unconsolidated subsidiary	(44,862)	—
Net Cash Used In Investing Activities	(47,121)	(127,334)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	583,304	268,065
Principal payments on notes payable	(1,984)	(58,979)
Principal payments on capital lease obligations	(5,454)	(43,090)
Other offering and financing costs paid	(276,470)	—
Proceeds from issuance of preferred stock and warrants	357,177	—
Payment of accrued preferred dividends	—	(14,152)
Net Cash Provided by Financing Activities	656,573	151,844
Net Decrease in Cash	(98,677)	(648,043)
Cash at Beginning of Period	113,252	2,811,023
Cash at End of Period	$14,575	$2,162,980

See accompanying notes to unaudited condensed consolidated financial statements

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)

	For the Three Months Ended March 31,
	2000	2001
Supplemental Cash Flows Information
Cash paid for interest	$3,649	$13,493
Non-Cash Investing And Financing Activities
Accrual of preferred stock dividends	440,757	—
Property and equipment acquired by capital lease	—	16,998
Retirement of common stock	450,000	—
Issuance of warrants for advertising agreement	135,152	—
Note receivable for Series C preferred offering	225,000	—
Accrued interest, accounts payable, warrants and payable to stockholder converted to notes payable	56,063	—
Sale of assets for settlement of accounts payable to related parties	12,935	—

See accompanying notes to unaudited condensed consolidated financial statements

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS

Condensed Financial Statements.  The accompanying unaudited condensed consolidated financial statements include the accounts of eRoomSystem Technologies, Inc. and its subsidiaries (the “Company”). These financial statements are condensed and, therefore, do not include all disclosures normally required by generally accepted accounting principles.  These statements should be read in conjunction with the Company’s annual financial statements included in the Company’s December 31, 2000 Annual Report on Form 10-KSB.  In particular, the Company’s significant accounting principles were presented as Note 2 to the consolidated financial statements in that report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements and consist of only normal recurring adjustments.  The results of operations presented in the accompanying condensed consolidated financial statements for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2001.

NOTE 2 – BUSINESS CONDITION

Since inception, the Company has suffered recurring net losses. During the year ended December 31, 2000 and the three months ended March 31, 2001, the Company had net losses of  $5,702,365 and $1,034,103, respectively. During the year ended December 31, 2000 and the three months ended March 31, 2001, the Company's operations used $4,285,183 and $672,553 of cash, respectively. These matters raise substantial doubt about the Company’s ability to continue as a going concern. In the future, the Company may need to obtain additional financing to provide working capital for operations.

During March 2001, the Company received its first funding in the amount of $294,220 related to the agreement with a financing company to provide funding for its Refreshment Centers which the Company placed with hotel customers under revenue sharing agreements.  It is anticipated that additional fundings of approximately $600,000 and $1,000,000 will be completed by the end of the second and third quarters of 2001, respectively; provided, however, that the minimum performance standards required by the financing company must be met by the Company’s respective hotel clients during the 90-day seasoning period for such funding to occur.  In addition, management is attempting to arrange debt financing for the placement of the Company’s products during the 90-day seasoning period of its revenue sharing program.

The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

NOTE 3 – INVESTMENT IN WHOLLY OWNED, UNCONSOLIDATED SUBSIDIARY

The board of directors of RSi BRE, Inc., a Nevada corporation and wholly-owned subsidiary (“RSi BRE”), is comprised of one appointee from the Company, one appointee from RSG Investments, LLC and one independent appointee. All operating decisions, including disbursements, of RSi BRE require unanimous consent of RSi BRE's board of directors. As a result, the Company does not control RSi BRE. In accordance with EITF 96-16, "Investor's Accounting for an Investee When the Investor has a Majority of the Voting Interest But the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights," the Company has determined that RSi BRE does not qualify for consolidation in the Company's financial statements.  The Company's investment in RSi BRE is reflected as an "Investment in Wholly Owned, Unconsolidated Subsidiary" in the accompanying consolidated balance sheet and is being accounted for under the equity method of accounting.

At December 31, 2000 and March 31, 2001, the assets and liabilities of RSi BRE consisted of the following:

	December 31,	March 31,
	2000	2001
Cash	$170,288	$72,651
Accounts receivable, net of $36,175 allowance for doubtful accounts	137,406	123,460
Refreshment centers in service	2,090,118	2,090,118
Accumulated depreciation	(492,510)	(562,111)
Accrued liabilities	(54,505)	(54,503)
Notes payable	(914,615)	(905,109)
Net Assets	$936,182	$764,506

On August 15, 2000, 750 units valued at $737,337 held by RSi BRE were transferred to the Company, and an obligation of $914,615 was transferred to and assumed by RSi BRE.  Accordingly, depreciation expense was less and interest expense was higher for the three months ended March 31, 2000 compared to the three months ended March 31, 2001.

For the three months ended March 31, 2000 and 2001, the revenues and expenses of RSi BRE consisted of the following:

	March 31,
	2000	2001
Revenue sharing agreement revenues	$181,115	$87,711
Depreciation	(81,080)	(69,601)
Other operating expenses	(13,030)	(19,113)
Interest expense	—	(62,832)
Interest income	1,291	1,437
Net Income/(Loss)	$88,296	$(62,398)

NOTE 4 – FINANCING AGREEMENT

During 1999, the Company entered into a program agreement with a finance company to provide funding for Refreshment Centers, which the Company places with hotel customers under revenue sharing agreements.   On May 11, 2000, the Company replaced this agreement with a master business lease financing agreement.  Then, on February 23, 2001, the master business lease financing agreement was amended and restated with the following terms.

Under the terms of the financing agreement, the finance company will fund the Company's product costs for each Refreshment Center that has been in service for 90 days, subject to the hotel customer meeting certain requirements and other conditions during that period. Financing of up to $340 million is available to the Company under the financing agreement. The Company is obligated to repay each funding pursuant to the financing agreement over seven years, with a formula-based variable interest rate.  As part of the financing agreement, the Company formed a new entity, eRoomSystem SPE, Inc., a Nevada corporation.  eRoomSystem SPE, Inc. will own all of the Refreshment Centers funded by the finance company as well as the related revenue sharing agreements. The finance company will take a senior security interest in the Refreshment Centers financed under the financing agreement.

During March 2001, the Company received its first funding relating to the Refreshment Centers placed by the Company with hotel customers under qualified revenue sharing agreements. This funding was in the amount of $294,220 and accrues interest at the seven-year treasury rate plus 12.5%, or 17.57% per annum.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Capital Leases

In January 2001, the Company entered into a capital lease agreement to purchase two computer servers with an aggregate value of  $16,998.  The lease has a term of two years.  The lease payments are $300 per month for the first twelve months of the lease and $743 per month for the final twelve months of the lease.

During January 2001, the Company also paid the remaining obligation of $36,288 relating to its capital lease of various office and computer equipment.

Legal Matters

On March 12, 2001, the Company reached a settlement of a lawsuit filed by a former supplier during March 1999.  Under the terms of this settlement, the Company issued 15,000 restricted common shares, with a value of $1.06 per share, and $85,000 in cash to the former supplier.

On March 28, 2001, the Company received a letter from counsel for the Company’s former chairman and chief executive officer, in which counsel claims that the former chairman and chief executive officer is due certain severance and other payments pursuant to the terms of his terminated employment agreement.  The matter is being submitted to binding arbitration per the terms of the terminated employment agreement of the former chairman and chief executive officer.  There is no assurance that the results of the binding arbitration will be favorable to the Company.  The estimated settlement amount has been accrued in the accompanying financial statements. Resolution of the claim is not expected to have a material effect on the Company’s financial position or future results of operations.

NOTE 6 – STOCK OPTIONS

On January 23, 2001, the Company issued options pursuant to its 2000 Stock Option and Incentive Plan to purchase a total of 307,200 shares of common stock. Fifty percent of these options vest on June 30, 2001 and the remaining fifty percent vest on December 31, 2001. These options are exercisable at $1.91 per share and expire three years from the date of issuance, or January 23, 2004. The granting of the options had no financial effect due to the exercise price being equal to the market value of the common stock on the date of grant.  The fair market value of the options was $.088 per share based on the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 5.7 percent, volatility of 62.5 percent, expected dividend yield of 0 percent and an expected life of three years.

During the three months ended March 31, 2001, 23,111 options were forfeited.  After taking into account the above option activity, the Company had 3,260,649 options outstanding at March 31, 2001.

NOTE 7 – SUBSEQUENT EVENT

Pursuant to the terms of the Company’s 2000 Stock Option and Incentive Plan, vested options held by terminated employees, that are unexercised 90 days after the date of termination, will be cancelled.  As of April 24, 2001, with respect to the Company’s restructuring during the first quarter of 2001, 115,845 unexercised options held by terminated employees have been cancelled.  These options had no intrinsic value at the date of issuance; therefore, no expense was recognized in relation to the cancellation of these options.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

             Certain information included herein contains statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, such as statements relating to plans for future expansion, capital spending, future operations, sources of liquidity and financing sources.  Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future, and accordingly, such results may differ from those expressed in any forward-looking statements made herein.  These risks and uncertainties include, but are not limited to, those relating to our liquidity requirements, the continued growth of the lodging industry, the success of our product-development, marketing and sales activities, vigorous competition in the lodging industry, dependence on existing management, leverage and debt service (including sensitivity to fluctuations in interest rates), domestic or global economic conditions, the inherent uncertainty and costs of prolonged arbitration or litigation, and changes in federal or state tax laws or the administration of such laws.  A complete discussion of these risks and uncertainties are contained in our Registration Statement on Form SB-2, as filed with the Securities and Exchange Commission on April 25, 2000 (Commission File No. 333-59492).

OVERVIEW

             eRoomSystem Technologies, Inc. is a Nevada corporation incorporated on August 31, 1999.  Our core business is the development and installation of an intelligent, in-room computer platform and communications network, or the eRoomSystem, for the lodging industry.  The eRoomSystem is a computerized platform and processor-based system designed to collect and control data.  The eRoomSystem supports our fully-automated and interactive eRoomServ Refreshment Centers, or Refreshment Centers, electronic room safes, or eRoomSafes, and other proposed applications.  These other applications will include information management services, in-room energy management capabilities, credit card/smart card capabilities for direct billing and remote engineering and maintenance services.

             Our interactive Refreshment Centers provide hotel guests with a selection of up to 33 different beverages and snacks and offer the lodging industry an opportunity to capture additional in-room revenues and reduce operating costs.  Our eRoomSafes have sufficient storage space for large items such as laptop computers, personal video cameras and briefcases and generate additional revenue.  Our products interface with the hotel’s property management system through our eRoomSystem communications network.  The hotel’s property management system posts usage of our products directly to the hotel guest’s room account.

             The solutions offered by our eRoomSystem and related products have allowed us to install our products and services in several premier hotel chains, including Marriott International, Hilton Hotels, Doubletree Hotels, Carlson Hospitality Worldwide and Bass Hotels.  We believe that our hotel relationships will continue to provide us with the opportunity to install our eRoomSystem and related products in premier hotels.

             One of the byproducts of our technology is the information we have collected since our first product installation.  To date, we have collected over fourteen million room-nights of data.  Through our eRoomSystem, we are able to collect information regarding the usage of our products on a real-time basis.  We use this information to help our customers increase their operating efficiencies.  We also intend to market this information to suppliers of goods sold in our Refreshment Centers and to other users desiring information on the buying patterns of hotel guests for goods and services.

             We believe that our eRoomSystem and developing technologies will provide a foundation for expansion into the healthcare and time-share industries.  We propose to provide healthcare facilities with a comprehensive room information and management system that will allow these facilities to provide patients with a wide array of in-room amenities not available to them in the past.  These amenities will include Refreshment Centers, eRoomSafes, direct dial long distance, on-demand movies and other products and services commonly found in a hotel room.  Similar opportunities exist in the time-share industry.  By offering a direct credit card billing system, a healthcare or time-share facility can offer similar services available in hotels.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2000 AND 2001

             Revenues

             Product Sales —  Revenues from product sales were $27,265 for the three months ended March 31, 2001 compared to $0 for the three months ended March 31, 2000, representing an increase of $27,265.  The increase in revenues from product sales was due to miscellaneous material sales and the absence of product sales for the three months ended March 31, 2000.

             Revenue Sharing Arrangements — Our revenue from revenue sharing arrangements was $9,162 for the three months ended March 31, 2000 and $134,067 for the three months ended March 31, 2001, representing an increase of $124,905.  The increase in revenue from revenue sharing arrangements was due primarily to the placement of 1,409 Refreshment Centers and 2,103 eRoomSafes pursuant to our revenue sharing program during the twelve months ended March 31, 2001.

             Maintenance Fee Revenues — Our maintenance fee revenues were $39,937 for the three months ended March 31, 2000 and $56,403 for the three months ended March 31, 2001, representing an increase of $16,466, or 41%.  The increase was due primarily to seven maintenance contracts entered into by us during the twelve months ended March 31, 2001.

             Cost of Revenue

             Cost of Product Sales Revenue — Our cost of product sales revenue for the three months ended March 31, 2000 was $0 compared to $15,650 for the three months ended March 31, 2001, an increase of $15,650.  The increase was due to the cost associated with miscellaneous material sales during the three months ended March 31, 2001 compared to no sales for the three months ended March 31, 2000.  The gross margin percentage on revenue from product sales revenue was 43% for the three months ended March 31, 2001.

             Cost of Revenue Sharing Revenue — Our cost of revenue sharing revenue was $7,073 for the three months ended March 31, 2000 and $58,909 during the three months ended March 31, 2001, representing an increase of $51,836.  The increase in the cost of revenue sharing revenue was due to increased placement of units pursuant to our revenue sharing program.  The gross margin percentage on revenue sharing revenue was 23% for the three months ended March 31, 2000 and 56% for the three months ended March 31, 2001. The increase in gross margin percentage on revenue sharing revenue from the three months ended March 31, 2000 to the three months ended March 31, 2001 resulted from increased revenue yields from units placed pursuant to our revenue sharing program.

             Cost of Maintenance Revenue — Our cost of maintenance revenue was $7,020 for the three months ended March 31, 2000 and $140,329 for the three months ended March 31, 2001 representing an increase of $133,309.  The gross margin percentage on maintenance revenues was 82% for the three months ended March 31, 2000 and (149%) for the three months ended March 31, 2001.  The increase in our cost of maintenance revenue and the decrease in gross margin percentages from the three months ended March 31, 2000 to the three months ended March 31, 2001 was primarily due to the expense associated with the repair of a third party manufacturing defect, which expense may be recoverable.

             Operating Expenses

             Selling, General and Administrative — Selling, general and administrative expenses, exclusive of non-cash compensation expense, were $520,344 for the three months ended March 31, 2000 and $917,871 for the three months ended March 31, 2001, representing an increase of $397,527, or 76%.  The increase in our selling, general and administrative expenses from the three months ended March 31, 2000 to the three months ended March 31, 2001 was primarily due to the increased payroll and advertising expense in anticipation of increased sales activities.  In addition, we experienced an increase in accounting, investor relations and legal expenses for the three months ended March 31, 2001.

             Research and Development Expenses — Research and development expenses were $49,788 for the three months ended March 31, 2000 and $113,020 for the three months ended March 31, 2001, representing an increase of $63,232, or 127%.  Research and development expenses represented 101% of our total revenue for the three months ended March 31, 2000 and 52% of our total revenue for the three months ended March 31, 2001.  The increase in research and development expenses was primarily due to an increase in efforts related to the development of a new windows-based platform.

             Non-Cash Compensation Expense  — Non-cash compensation expense was $491,825 for the three months ended March 31, 2000 and $0 for the three months ended March 31, 2001.  The non-cash compensation expense recorded for the three months ended March 31, 2000 resulted from options and warrants issued to employees and key consultants during that period.

             Other Expense, Net

             Other expense was $213,018 for the three months ended March 31, 2000 and $6,059 for the three months ended March 31, 2001, representing a decrease of $206,959, or 97%.  The decrease is due primarily to the reduction of interest expense as we have paid off a substantial portion of our loans and an increase in interest and other income.

             Loss Attributable to Common Stockholders

             We incurred losses attributable to common stockholders of $1,654,718 and $1,034,103 during the three months ended March 31, 2000 and 2001, respectively.  The $620,615 decrease in the loss attributable to common stockholders was due primarily to increased revenues, decreased interest expense, increased interest and other income, and the absence of any dividends related to convertible preferred stock.  We have continued to incur losses subsequent to March 31, 2001 and, as a result, have experienced an increase in accumulated deficit.  We believe that we will continue to incur losses for a period of time.

LIQUIDITY AND CAPITAL RESOURCES

             On August 9, 2000, we consummated our initial public offering for 1,800,000 shares of common stock.  We received gross proceeds of $11.7 million and, after deducting the underwriting discounts and commissions and the offering expenses, net proceeds of approximately $9.86 million.  The net offering proceeds have been and will be used for funding the production and installation of our products and services, the repayment of a substantial portion of our outstanding indebtedness and related accrued interest, the payment of cash dividends on our Series A and Series C convertible preferred stock, our advertising and promotional expenses, additional research and development to improve our existing products and services and to develop our future products and services, and general corporate purposes and working capital.

             As of March 31, 2001, we had cash of $2,162,980 and working capital of $1,697,801 compared to cash of $14,575 and a working capital deficit of $3,271,963 at March 31, 2000.  The increases in cash and working capital were the result of cash provided by our initial public offering, net of cash being used in operations, investment in RSi BRE, increases in inventories and decreases in deferred offering and financing costs.  These uses of cash were offset, in part, by the proceeds from our Series C convertible preferred stock offering and the proceeds from the issuance of promissory notes.  Our stockholders’ equity improved from a deficit of $289,813 at March 31, 2000 to stockholders’ equity of $4,581,286 at March 31, 2001.  The improvement in stockholders’ equity primarily resulted from proceeds of our initial public offering.  Our accumulated deficit increased from $15,364,767 at March 31, 2000 to $26,024,439 at March 31, 2001.  The increase in accumulated deficit resulted primarily from the triggering of a beneficial conversion feature related to our convertible preferred stock at the time of our initial public offering and the net loss from operations for the year ended December 31, 2000 and for the three months ended March 31, 2001.  We anticipate that our accumulated deficit will continue to increase for a period of time.

             At of March 31, 2001, we had cash of 2,162,980 compared to cash of $2,811,023 at December 31, 2000.  We used cash of $708,129 in operating activities during the three months ended March 31, 2000 compared to $672,553 used by operating activities during the three months ended March 31, 2001. The decrease in the use of cash for operating activities primarily resulted from an increase in the loss before non-cash expenses offset by $171,676 of distributions from RSi BRE in excess of its losses and by decreases in the use of cash for current assets and liabilities of $69,360.

             Investing activities for the three months ended March 31, 2000 used $47,121 of cash compared to $127,334 used during the three months ended March 31, 2001.  During 2001, our use of cash for investing activities included $90,016 for additions to Refreshment Centers in service and $37,318 for additions to property and equipment.

             Financing activities provided $656,573 during the three months ended March 31, 2000 compared to $151,844 provided during the three months ended March 31, 2001. The primary source of cash during the thee months ended March 31, 2001 was our borrowings from AMRESCO under the terms of our long-term equipment financing agreement, as discussed below.

             The placement of products per revenue sharing arrangements is capital intensive.  We estimate that we must place approximately 16,000 units pursuant to our revenue sharing program in order to become profitable.  The first funding pursuant to our long-term equipment financing arrangement with AMRESCO Leasing Corporation, or AMRESCO, was in the principal amount of $294,220, before finance costs, and occurred on March 22, 2001.  We anticipate that additional fundings of approximately $600,000 and $1,000,000 will be completed by the end of the second and third quarters of 2001, respectively; provided, however, the minimum performance standards of AMRESCO must be met by our respective hotel clients during the 90-day seasoning period for such funding to occur.

             Although we are proposing to finance our planned expansion through the proceeds our financing arrangement with AMRESCO, we will need to have sufficient capital to fund our operations during the 90-day seasoning period.  In this regard, we may have insufficient cash on hand to finance our planned expansion and meet our capital expenditure and working capital requirements.  There is no assurance that we will be able to obtain additional capital in order to fund our operations during the 90-day seasoning period or that our customers will meet the minimum performance criteria established by AMRESCO as a pre-requisite to receiving any funding from AMRESCO.  If we do have sufficient capital to fund operations during the 90-day seasoning period or if we do not receive sufficient financing from AMRESCO, we may have to shift more placements of our units from revenue sharing arrangements to sales.  No assurance can be given that we will be able to shift the placement of a sufficient number of our units from revenue sharing arrangements to sales in order to provide adequate liquidity.  These matters raise doubt about our ability to continue as a going concern.

             On January 26, 2001, we terminated the employment of seventeen employees in an effort to maximize operational efficiencies and reduce monthly expenses.  In addition, we expanded the responsibilities of other positions to account for the terminations.  We have taken a one-time restructuring charge of $418,606 in the fourth quarter of 2000, but estimate that the restructuring will result in a $1.1 million reduction in annual overhead.

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

             As we expand operations internationally, we will continue to evaluate our foreign currency exposures and risks and develop appropriate hedging or other strategies to manage those risks.  We have not revised our current business practices to conform to Europe’s conversion to the Euro.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

             On March 28, 2001, we received a letter from counsel for our former chairman and chief executive officer, Steven L. Sunyich, in which counsel claims that Mr. Sunyich is due certain severance and other payments pursuant to the terms of his terminated employment agreement.  The matter is being submitted to binding arbitration per the terms of Mr. Sunyich’s terminated employment agreement.  There is no assurance that the results of the binding arbitration will favorable to us.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

             Unregistered Issuance of Securities.  On March 12, 2001, we issued 15,000 shares of our common stock as part of a settlement agreement relating to certain claims made against us by a former supplier.  This issuance of securities was exempt from registration in reliance on Section 4(2) of the Securities Act.

             Use of Proceeds.  On August 9, 2000, we completed the initial public offering of our common stock.  The managing underwriter in the offering was Donald & Co. Securities Inc.  Our shares of common stock sold in the offering were registered under the Securities Act in a Registration Statement on Form SB-2, as amended (File No. 333-34882), or the Registration Statement.  The Securities and Exchange Commission, or the Commission, declared the Registration Statement effective on August 2, 2000.

             The initial public offering price was $6.50 per share for an aggregate sales price of $11.7 million.  We paid underwriting discounts and commissions of $906,750 and a non-accountable expense allowance of $117,000 to our underwriter and offering expenses of approximately $820,000.  None of the expenses related to the initial public offering were paid directly or indirectly to any of our directors, officers, general partners or their associates, or to any persons owning 10% or more of any class of our equity securities, or to any of our affiliates.  We received net proceeds from the initial public offering of approximately $9.86 million after deducting the underwriting discounts and commissions and the offering expenses.

             From the effective date of the Registration Statement through the three months ended March 31, 2001, we have used approximately $7.99 million of the $9.86 million of net proceeds from the initial public offering as follows:

USE OF PROCEEDS TO DATE	AMOUNT
Funding for production and installation of eRoomSystems, Refreshment Centers and eRoomSafes	$1,629,235
Repayment of a substantial portion of our outstanding indebtedness and related accrued interest	3,794,000
Payment of cash dividends on our Series A convertible preferred stock	218,580
Payment of cash dividends on our Series C convertible preferred stock	9,677
Advertising and promotional expenses	236,488
Research and development to improve our existing products and services and to develop our future products and services	235,905
General corporate purposes and working capital	1,861,906
TOTAL	$7,985,791

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

             None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

             On May 7, 2001, we held our annual meeting of stockholders at Thanksgiving Point, 3003 North Thanksgiving Way, Lehi, Utah 84043.  We submitted two proposals to our stockholders, the election of David S. Harkness, Lawrence S. Schroeder, Dr. Alan C. Ashton, S. Leslie Flegel and John J. Prehn as our directors and the approval of an amendment to the eRoomSystem Technologies 2000 Stock Option and Incentive Plan to increase the number of shares of our common stock authorized for issuance under the plan from 2,000,000 shares to 2,400,000 shares.

             The record date of our annual meeting was April 4, 2001 on which we had a total of 7,066,019 shares of common stock outstanding.  A total of 4,248,543 shares, or 60.1% of the total number of outstanding shares of our common stock, were voted, representing a sufficient number of shares to constitute a quorum.  The results of our annual meeting are as follows:

Proposal One: Election of Directors
Name	Votes For	Votes Against
David S. Harkness	4,137,986 shares	110,557 shares
Lawrence S. Schroeder	4,135,660 shares	112,883 shares
Dr. Alan C. Ashton	4,137,986 shares	110,557 shares
S. Leslie Flegel	4,137,986 shares	110,557 shares
John J. Prehn	4,137,986 shares	110,557 shares

Proposal Two: Amendment to the 2000 Stock Option and Incentive Plan
Votes For	Votes Against	Abstentions
2,423,287 shares	167,765 shares	7,056 shares

             As a result of the votes cast by our stockholders at our annual meeting, the two proposal submitted to our stockholders were passed.

ITEM 5.  OTHER INFORMATION.

             The following officers have adopted “plans” under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, for the purchase of shares of our common stock:  David S. Harkness, Derek K. Ellis, Stephen M. Nelson and Gregory L. Hrncir.  In general, the plans for these officers provide for the purchase of shares of our common stock on a monthly basis in the aggregate amount of up to $2,000 per month.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

             (a)         Exhibits.
             None.

             (b)        Reports on Form 8-K.

             We filed a Form 8-K dated March 6, 2001, under Item 5, “Other Events,” reporting the acceptance by our board of directors of the resignation of Steven L. Sunyich as chairman of our board of directors.

SIGNATURE

             In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

eRoomSystem Technologies, Inc.
(Registrant)

Date:	May 15 , 2001	By:	/s/ David S. Harkness
David S. Harkness
		Its:	Chief Executive Officer and Chairman