Form 10QSB
period 2001-06-30
EROOMSYSTEM TECHNOLOGIES INC
filed 2001-08-14
CIK 1110361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2001

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

390 North 3050 East, St. George, Utah 84790

(Address of principal executive offices)

(800) 316-3070

(Issuer’s telephone number)

3770 Howard Hughes Parkway, Suite 175, Las Vegas, Nevada 89109

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES ☒ NO ☐

Applicable Only to Issuers Involved in Bankruptcy Proceedings During the Preceding Five Years

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court.  YES ☐ NO☐

Applicable Only to Corporate Issuers

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

7,066,019 shares of common stock, $0.001 par value, as of August 12, 2001

Transitional Small Business Disclosure Format (check one):  YES ☐ NO ☒

FORM 10-QSB

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

ASSETS

	December 31,	June 30,
	2000	2001

CURRENT ASSETS
Cash	$2,811,023	$689,098
Accounts receivable, net of allowance for doubtful accounts of $24,000 and $10,000, respectively	773,715	265,148
Inventories	946,318	1,228,589
Prepaid expenses and other	45,056	106,918

Total Current Assets	4,576,112	2,289,753

REFRESHMENT CENTERS IN SERVICE, net of accumulated depreciation of $120,343 and $249,053, respectively	1,762,245	2,484,452

PROPERTY AND EQUIPMENT
Production equipment	225,110	251,444
Computer equipment	216,482	237,966
Vehicles and other	67,316	78,586

	508,908	567,996
Less accumulated depreciation and amortization	(323,044)	(368,646)

Net Property and Equipment	185,864	199,350

INVESTMENT IN WHOLLY OWNED, UNCONSOLIDATED SUBSIDIARY	936,182	742,066

OTHER ASSETS
Patents and license rights, net of accumulated amortization of $290,208 and $323,958, respectively	182,282	148,532
Deposits and other	172,464	245,801

Total Other Assets	354,746	394,333

Total Assets	$7,815,149	$6,109,954

CURRENT LIABILITIES
Notes payable and current portion of long-term debt	$56,710	$31,237
Current portion of capital lease obligations	28,091	13,822
Accounts payable	1,071,333	857,695
Accrued liabilities	438,085	457,506
Accrued interest	12,906	—
Accrued restructuring costs	418,606	212,832
Customer deposits	89,258	92,260
Deferred maintenance revenue	72,764	78,387

Total Current Liabilities	2,187,753	1,743,739

LONG-TERM LIABILITIES
Long-term debt, net of current portion	2,269	258,286
Capital lease obligations, net of current portion	25,656	11,060

Total Long-Term Liabilities	27,925	269,346

COMMITMENTS AND CONTINGENCIES – NOTE 5

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value; 50,000,000 shares authorized; 7,051,019 shares and 7,066,019 shares outstanding at December 31, 2000 and June 30, 2001, respectively	7,051	7,066
Additional paid-in capital	28,546,432	28,562,317
Warrants and options outstanding	2,036,324	2,088,926
Accumulated deficit	(24,990,336)	(26,561,440)

Total Stockholders’ Equity	5,599,471	4,096,869

Total Liabilities and Stockholders' Equity	$7,815,149	$6,109,954

See accompanying notes to unaudited condensed consolidated financial statements

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,

	2000	2001	2000	2001

Revenue
Product sales	$1,666,287	$864,651	$1,666,287	$891,916
Revenues sharing arrangements	53,473	144,028	62,635	278,095
Maintenance fees	48,920	88,003	88,857	144,406

Total Revenue	1,768,680	1,096,682	1,817,779	1,314,417

Cost of Revenue
Product sales	1,266,056	540,501	1,266,056	556,151
Revenue sharing arrangements	1,264	69,801	8,337	128,710
Maintenance	881	57,407	7,901	197,736

Total Cost of Revenue	1,268,201	667,709	1,282,294	882,597

Gross Margin	500,479	428,973	535,485	431,820

Operating Expenses
Selling, general and administrative (exclusive of non-cash compensation expense)	645,068	799,620	1,165,412	1,717,491
Research and development	54,600	106,025	104,388	219,045
Non-cash compensation expense	2,485	52,602	494,310	52,602

Total Operating Expenses	702,153	958,247	1,764,110	1,989,138

Loss From Operations	(201,674)	(529,274)	(1,228,625)	(1,557,318)

Other Income (Expense)
Interest expense	(573,784)	(5,726)	(877,434)	(12,803)
Equity in income (loss) of unconsolidated,
wholly owned subsidiary	73,338	(22,440)	161,634	(84,838)
Interest and other income	14,697	20,439	17,033	83,855

Other Expense, Net	(485,749)	(7,727)	(698,767)	(13,786)

Net Loss	(687,423)	(537,001)	(1,927,392)	(1,571,104)
Dividends Related to Convertible Preferred Stock	(1,705,193)	—	(2,145,950)	—

Loss Attributable to Common Stockholders	$(2,392,616)	$(537,001)	$(4,073,342)	$(1,571,104)

Basic and Diluted Loss Per Common Share	$(1.06)	$(0.08)	$(1.83)	$(0.22)

Basic and Diluted Weighted Average Common Shares Outstanding	2,258,048	7,066,019	2,227,669	7,060,135

See accompanying notes to unaudited condensed consolidated financial statements

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,

	2000	2001

Cash Flows From Operating Activities
Net loss	$(1,927,392)	$(1,571,104)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	75,475	208,062
Common shares issued for lawsuit settlement	—	15,900
Amortization of deferred financing costs and accretion of debt discount	196,832	10,545
Non-cash compensation expense	494,310	52,602
Interest expense paid by issuance of preferred and common stock, warrants, and stock options	194,502	—
Loss on sale of equipment	7,638	—
Undistributed equity in income (loss) of unconsolidated subsidiary	(112,937)	194,116
Changes in operating assets and liabilities, net of transfers to unconsolidated subsidiary:
Accounts receivable	(72,139)	508,567
Inventories	(128,799)	(282,271)
Prepaid expenses, deposits and other	140,074	(121,921)
Accounts payable	64,340	(213,638)
Accrued liabilities	321,298	6,515
Accrued restructuring costs	—	(205,774)
Other liabilities	168,369	8,625

Net Cash Used In Operating Activities	(578,429)	(1,389,776)
Cash Flows From Investing Activities
Additions to refreshment centers in service	—	(850,917)
Purchase of property and equipment	(7,365)	(42,090)

Net Cash Used In Investing Activities	(7,365)	(893,007)
Cash Flows From Financing Activities
Proceeds from borrowings	2,164,169	268,065
Principal payments on notes payable	(478,060)	(61,344)
Principal payments on capital lease obligations	(11,170)	(45,863)
Other offering and financing costs paid	(938,478)	—
Proceeds from issuance of preferred stock and warrants	685,831	—

Net Cash Provided By Financing Activities	1,422,292	160,858

Net Increase (Decrease) In Cash	836,498	(2,121,925)
Cash At Beginning of Period	113,252	2,811,023

Cash At End of Period	$949,750	$689,098

Supplemental Cash Flow Information
Cash paid for interest	$7,062	$25,709

Non-Cash Investing And Financing Activities
Property and equipment acquired by capital lease	$—	$16,998
Retirement of common stock	450,000	—
Issuance of warrants for advertising agreement	135,512	—
Accrued interest, accounts payable and payable to stockholder converted to notes payable	56,063	—
Beneficial conversion feature on bridge loan	448,398	—
Beneficial conversion feature on Series B Preferred Stock	1,877,128	—
Accrual of preferred stock dividends	81,927	—
Value of shares issued as a dividend on Series B Preferred Stock	186,895	—

See accompanying notes to unaudited condensed consolidated financial statements

  eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS

Condensed Financial Statements.  The accompanying unaudited condensed consolidated financial statements include the accounts of eRoomSystem Technologies, Inc. and its subsidiaries, or the Company.  These financial statements are condensed and, therefore, do not include all disclosures normally required by generally accepted accounting principles.  These statements should be read in conjunction with the Company’s annual financial statements included in the Company’s December 31, 2000 Annual Report on Form 10-KSB.  In particular, the Company’s significant accounting principles were presented as Note 2 to the consolidated financial statements in that report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements and consist of only normal recurring adjustments.  The results of operations presented in the accompanying condensed consolidated financial statements for the three and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2001.

Recent Accounting Pronouncements. On July 20, 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". These pronouncements significantly change the accounting for business combinations, goodwill, and intangible assets.

Because the Company does not have any goodwill or intangible assets with an indefinite life, this new accounting policy will not result in a cumulative change to the financial statements.

NOTE 2 – BUSINESS CONDITION

Since inception, the Company has suffered recurring net losses. During the year ended December 31, 2000 and the three and six months ended June 30, 2001, the Company had net losses of  $5,702,365, $537,001 and $1,571,104, respectively. During the year ended December 31, 2000 and the six months ended June 30, 2001, the Company used $4,285,183 and $1,389,776 of cash, respectively, in operating activities, and, during the six months ended June 30, 2001, used $893,007 of cash in investing activities. These matters raise substantial doubt about the Company’s ability to continue as a going concern. In the future, the Company will need to obtain additional financing to provide working capital for operations.

During March 2001, the Company received its first funding in the amount of $294,000, related to its agreement with a financing company to provide funding for Refreshment Centers which the Company placed with hotel customers under revenue sharing agreements.  It is anticipated that additional funding of up to $975,000 will be completed by the end of the third quarter of 2001; provided, however, the minimum performance standards required by the finance company are met by the Company’s customers, and the financing company has the ability to provide the funding (See Note 4).  In addition, management is attempting to procure debt financing for the placement of the Company’s products during the 90-day seasoning period of the revenue sharing program.

The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

NOTE 3 – INVESTMENT IN WHOLLY OWNED, UNCONSOLIDATED SUBSIDIARY

The board of directors of RSi BRE, Inc., or RSi BRE, is comprised of one appointee from the Company, one appointee from RSG Investments, LLC, or RSG, and one independent appointee. All operating decisions, including disbursements, of RSi BRE require unanimous written consent of RSi BRE's board of directors. As a result, the Company does not control RSi BRE. In accordance with EITF 96-16, "Investor's Accounting for an Investee When the Investor has a Majority of the Voting Interest But the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights," the Company has determined that RSi BRE does not qualify for consolidation in the Company's financial statements. The Company's investment in RSi BRE is reflected as an "Investment in Wholly Owned, Unconsolidated Subsidiary" in the accompanying consolidated balance sheet and is being accounted for under the equity method of accounting.

At December 31, 2000 and June 30, 2001, the assets and liabilities of RSi BRE consisted of the following:

	December 31,	June 30,

	2000	2001

Cash	$170,288	$157,569
Accounts receivable, net of $36,175 allowance for doubtful accounts	137,406	94,906
Refreshment centers in service	2,090,118	2,090,118
Accumulated depreciation	(492,510)	(631,712)
Accrued liabilities	(54,505)	(68,360)
Notes payable	(914,615)	(900,455)

Net Assets	$936,182	$742,066

On August 15, 2000, RSi BRE held 750 units valued at $737,337 that were transferred to the Company.  Also on the same date, a $914,615 obligation was transferred to and assumed by RSi BRE. Accordingly, depreciation expense was less and interest expense was higher for the six months ended June 30, 2001 compared to the six months ended June 30, 2000.  For the six months ended June 30, 2000 and 2001, the revenues and expenses of RSi BRE consisted of the following:

	June 30,

	2000	2001

Revenue sharing agreement revenue	$357,749	$210,257
Depreciation	(168,841)	(139,202)
Other operating expenses	(29,138)	(32,470)
Interest expense	—	(125,665)
Interest income	1,864	2,242

Net Income (Loss)	$161,634	$(84,838)

NOTE 4 – FINANCING AGREEMENT

Under the terms of the amended and restated financing agreement with a finance company, the finance company has agreed to fund up to 150% of the Company's product costs for each Refreshment Center that has been in service for 90 days, subject to the hotel customer meeting certain requirements and other conditions during that period. Financing of up to $340 million is available to the Company under the financing agreement. The Company is obligated to repay each funding pursuant to the financing agreement over seven years, with a formula–based variable interest rate that is fixed at the time each financing occurs.  Although the parent corporation of the financing company has filed for bankruptcy, the financing company is not included in the bankruptcy filing.  As part of the financing agreement, the Company formed a wholly owned subsidiary, eRoomSystem SPE, Inc., a Nevada corporation.  eRoomSystem SPE, Inc. owns and will own all of the Refreshment Centers funded by the finance company as well as the related revenue sharing agreements. The finance company has and will take a senior security interest in the Refreshment Centers financed under the financing agreement.

During March 2001, the Company received $294,220 of funding relating to the Refreshment Centers placed by the Company with hotel customers under qualified revenue sharing agreements. This funding accrues interest at the seven-year treasury rate plus 12.5%, or 17.57%.  This funding is collateralized by refreshment centers with a value of $317, 917.

The financing company continues to operate and intends to adhere to the Company‘s financing agreement.  However, the financing company could be limited in its financing ability and may not be able to satisfy the Company’s funding demands as expressed in the financing agreement.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Capital Leases

In January 2001, the Company entered into a capital lease agreement to purchase computer equipment with a value of  $16,998.  The lease has a term of two years.  The lease payments are $300 per month for the first twelve months of the lease and $743 per month for the final twelve months of the lease.

During January 2001, the Company also paid the remaining obligation of $36,288 relating to its capital lease of various office and computer equipment.

Legal Matters

On March 12, 2001, the Company reached a settlement of a lawsuit filed by a former supplier during March 1999. Under the terms of this settlement, the Company paid $85,000 in cash and issued 15,000 restricted common shares, with a value of $15,900, or $1.06 per share.

On March 28, 2001, the Company received a letter from the Company’s former chairman and chief executive officer, in which he claims he is due certain severance and other payments pursuant to the terms of his terminated employment agreement.  The matter has been submitted to binding arbitration, to be administered by the American Arbitration Association pursuant to the terms of the terminated employment agreement.  Mr. Sunyich claims that he is owed approximately $200,000 in severance payments and approximately $1.5 million in payments related to a repurchase clause contained in his terminated employment agreement.  The parties to the arbitration have selected the arbitrator.  The settlement amount estimated by the Company has been accrued in the accompanying financial statements.  There is no assurance that the results of the binding arbitration will be favorable to the Company.

NOTE 6 – STOCK OPTIONS AND WARRANTS

Amendment to Warrant Agreement

On April 6, 2001, the Company amended its agreement with an advertising agency whereby the Company originally issued the agency a warrant to purchase 125,000 common shares at $4.80 per share.  The amendment reduced the exercise price to $0.90 per share.   The re-pricing of the warrants caused the fair value of the warrants to increase by $22,702 on the date of the amendment as measured by the Black-Scholes option pricing model with the following assumptions: 3.9 percent risk-free interest rate, 0 percent expected dividend yield, 89.60 percent volatility, and a 0.74 year estimated life. The Company charged the additional fair value of these warrants to  selling, general and administrative expense during the three months ended June 30, 2001.

Non-Employee Grants

On June 28, 2001, the Company issued options to purchase 65,000 shares of common stock to a software development company for consulting services related to research and development. The exercise price  is $1.01 per share. These options were valued in accordance with SFAS 123 (utilizing the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of  4.5 percent, expected dividend yield of 0 percent, volatility of  87.99 percent, expected life of three years) at $0.46 per share. The Company recognized $29,900 in research and development expense relating to the grant of these options during the three months ended June 30, 2001.

Employee Grants

During the six months ended June 30, 2001, the Company issued options pursuant to its 2000 Stock Option and Incentive Plan to employees to purchase a total of 380,700 shares of common stock. Fifty percent of these options vested on June 30, 2001 and the remaining fifty percent vest on December 31, 2001.  These options are exercisable at prices ranging from $1.01 to $1.91 per share and each expire three years from the respective date of issuance.  The issuance of such options had no financial effect due to the exercise price being equal to or greater than the market value of the common stock on the date of grant. The fair value of the options ranged from $0.46 to $0.88 per share, based on the Black-Scholes option pricing model with the following assumptions: risk free interest rate from 4.5 to 5.7 percent, volatility from 62.5 to 87.99 percent, expected dividend yield of 0 percent and an expected life of three years.

Pursuant to the terms of the Company’s 2000 Stock Option and Incentive Plan, vested options held by terminated employees, that are unexercised 90 days following termination, are cancelled.  As of June 30, 2001, there were 208,683 unexercised options held by terminated employees that have been cancelled.  These options had no intrinsic value at the date of issuance; therefore, no adjustment to an expense was recognized in relation to the cancellation of these options.

After taking into account the above option activity, the Company had 3,213,577 options and warrants outstanding at June 30, 2001, of which 2,564,505 were exercisable.

NOTE 7 – SUBSEQUENT EVENT

On August 7, 2001, the Company received its second funding relating to the Refreshment Centers placed by the Company with hotel customers under qualified revenue sharing agreements.  This funding was in the amount of $123,953.75 and accrues interest at the seven-year treasury rate plus 12.5%, or 17.57% per annum.

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

             Certain information included herein contains statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, such as statements relating to plans for future expansion, capital spending, future operations, sources of liquidity and financing sources.  Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future, and accordingly, such results may differ from those expressed in any forward-looking statements made herein.  These risks and uncertainties include, but are not limited to, those relating to our liquidity requirements under our financing arrangements, the continued growth of the lodging industry, the success of our product-development, marketing and sales activities, vigorous competition in the lodging industry, dependence on existing management, leverage and debt service (including sensitivity to fluctuations in interest rates), domestic or global economic conditions, the inherent uncertainty and costs of prolonged arbitration or litigation, and changes in federal or state tax laws or the administration of such laws.  A complete discussion of these risks and uncertainties are contained in our Registration Statement on Form SB-2, as filed with the Securities and Exchange Commission on April 25, 2000 (Commission File No. 333–59492).

Overview

             eRoomSystem Technologies, Inc. is a Nevada corporation incorporated on August 31, 1999.  Our core business is the development and installation of an intelligent, in-room computer platform and communications network, or the eRoomSystem, for the lodging industry.  The eRoomSystem is a computerized platform and processor-based system designed to collect and control data.  The eRoomSystem supports our fully-automated and interactive eRoomServ Refreshment Centers, or Refreshment Centers, electronic room safes, or eRoomSafes,  in-room energy management capabilities, or eRoom Energy, and other proposed applications.  These other applications will include information management services, credit card/smart card capabilities for direct billing and remote engineering and maintenance services.

             Our interactive Refreshment Centers provide hotel guests with a selection of up to 33 different beverages and snacks and offer the lodging industry an opportunity to capture additional in–room revenues and reduce operating costs through our gravity-feed vending design.  Our eRoomSafes have sufficient storage space for large items such as laptop computers, personal video cameras and briefcases and generate additional revenue.  Our products interface with the hotel’s property management system through our eRoomSystem communications network.  The hotel’s property management system posts usage of our products directly to the hotel guest’s room account.

             The solutions offered by our eRoomSystem and related products have allowed us to install our products and services in several premier hotel chains, including Marriott International, Hilton Hotels, Doubletree Hotels, Carlson Hospitality Worldwide and Bass Hotels.  Our hotel relationships and expandable platform will continue to provide us with the opportunity to install our eRoomSystem and related products in premier hotels.

             One of the byproducts of our technology is the information we have collected since our first product installation.  To date, we have collected over fourteen million room-nights of data.  Through our eRoomSystem, we are able to collect information regarding the usage of our products on a real-time basis.  We use this information to help our customers increase their operating efficiencies through optimization of product pricing and selection.  We also intend to market this information to suppliers of goods sold in our Refreshment Centers and to other users desiring information on the buying patterns of hotel guests for goods and services.

             We believe that our eRoomSystem and developing technologies will provide a foundation for expansion into the healthcare and time-share industries.  We propose to provide healthcare facilities with a comprehensive room information and management system that will allow these facilities to provide patients with a wide array of in-room amenities not available to them in the past.  The list of proposed amenities includes Refreshment Centers, eRoomSafes, one plus direct dial long distance, on-demand movies, video games and other products and services commonly found in a hotel room.  Similar opportunities exist in the time-share industry.  By offering a direct credit card billing system, a healthcare or time-share facility can offer similar services available in hotels.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2000 AND 2001

Revenues

             Product Sales —  Revenues from product sales were $864,651 for the three months ended June 30, 2001 compared to $1,666,287 for the three months ended June 30, 2000, representing a decrease of $801,636, or 48%.  The decrease in revenues from product sales was due to the reduced number of Refreshment Centers and eRoomSafes sold during the three months ending June 30, 2001 as compared to the three months ended June 30, 2000.

             Revenue Sharing Arrangements — Our revenue from revenue sharing arrangements was $144,028 for the three months ended June 30, 2001 compared to $53,473 for the three months ended June 30, 2000, representing an increase of $90,555, or 169%.  The increase in revenue from revenue sharing arrangements was due primarily to the increased placement of Refreshment Centers and eRoomSafes pursuant to our revenue sharing program during the twelve months ended June 30, 2001.

             Maintenance Fee Revenues — Our maintenance fee revenues were $88,003 for the three months ended June 30, 2001 compared to $48,920 for the three months ended June 30, 2000, representing an increase of $39,083, or 80%.  The increase was due primarily to an increase in the number of maintenance contracts entered into by us during the twelve months ended June 30, 2001.

Cost of Revenue

             Cost of Product Sales Revenue — Our cost of product sales revenue for the three months ended June 30, 2000 was $1,266,056 compared to $540,501 for the three months ended June 30, 2001, a decrease of $725,555, or 57%.  The decrease was due to the lower costs associated with the decrease in sales from the three months ended June 30, 2001 to the three months ended June 30, 2000.  The gross margin percentage on revenue from product sales revenue was 37% for the three months ended June 30, 2001 compared to 24% for the three months ended June 30, 2000.  The increase in gross margin percentage on revenue from product sales revenue was due primarily to increased efficiency in our production process.

             Cost of Revenue Sharing Revenue — Our cost of revenue sharing revenue was $1,264 for the three months ended June 30, 2000 and $69,801 during the three months ended June 30, 2001, representing an increase of $68,537.  The increase in the cost of revenue sharing revenue was due to increased placement of units pursuant to our revenue sharing program.  The gross margin percentage on revenue sharing revenue was 97% for the three months ended June 30, 2000 and 52% for the three months ended June 30, 2001. The decrease in gross margin percentage on revenue sharing revenue from the three months ended June 30, 2000 to the three months ended June 30, 2001 resulted from the transfer of 750 refreshment centers and requisite depreciation in August 2000 from RSi BRE to us.  Prior to August 2000, and in accordance with the terms of certain agreements, the depreciation for these units, which is the primary component in the cost of revenue sharing revenue, was realized in RSi BRE and the associated revenue sharing realized in eRoomSystem technologies.  Since we owned the units unencumbered, both the depreciation and revenue will be recognized on our financial statements for future periods.

             Cost of Maintenance Revenue — Our cost of maintenance revenue was $881 for the three months ended June 30, 2000 and $57,407 for the three months ended June 30, 2001 representing an increase of $56,526.  The gross margin percentage on maintenance revenues was 98% for the three months ended June 30, 2000 and 35% for the three months ended June 30, 2001.  The increase in our cost of maintenance revenue and the decrease in gross margin percentages from the three months ended June 30, 2000 to the three months ended June 30, 2001 was primarily due to the upgrade of software for all of our units during the three months ended June 30, 2001.

Operating Expenses

             Selling, General and Administrative — Selling, general and administrative expenses, exclusive of non-cash compensation expense, were $645,068 for the three months ended June 30, 2000 and $799,620 for the three months ended June 30, 2001, representing an increase of $154,552, or 24%.  The increase in our selling, general and administrative expenses from the three months ended June 30, 2000 to the three months ended June 30, 2001 was primarily due to the increased payroll and advertising expense in anticipation of increased sales activities.  In addition, we experienced an increase in accounting, investor relations and legal expenses for the three months ended June 30, 2001.

             Research and Development Expenses — Research and development expenses were $54,600 for the three months ended June 30, 2000 and $106,025 for the three months ended June 30, 2001, representing an increase of $51,425, or 94%.  Research and development expenses represented 3% of our total revenue for the three months ended June 30, 2000 and 10% of our total revenue for the three months ended June 30, 2001.  The increase in research and development expenses was primarily due to the fees paid to Tybera Development Group, Inc. and other consultants for software development.

             Non-Cash Compensation Expense  — Non-cash compensation expense was $2,485 for the three months ended June 30, 2000 and $52,602 for the three months ended June 30, 2001.  The $50,117 increase in non-cash compensation expense during the three months ended June 30, 2001 as compared to the three months ended June 30, 2000 was a result of the issuance of warrants to Tybera Development Group, Inc. and the repricing of warrants issued to Hall Communications, Inc.

             Other Expense, Net

             Other expense, net was $485,749 for the three months ended June 30, 2000 and $7,727 for the three months ended June 30, 2001, representing a decrease of $478,022, or 98%.  Despite the equity in loss, rather than income, from RSi BRE, other expense, net decreased due to a substantial decrease in expense resulting from the repayment of a substantial portion of our loans and an increase in interest and other income.

             Loss Attributable to Common Stockholders

             We incurred losses attributable to common stockholders of $2,392,616 and $537,001 during the three months ended June 30, 2000 and 2001, respectively.  The $1,855,615 decrease in the loss attributable to common stockholders was due primarily to decreased interest expense, increased interest and other income and the absence of any dividends related to convertible preferred stock, offset in part by increased operating expenses.  We have continued to incur losses subsequent to June 30, 2001 and, as a result, have experienced an increase in accumulated deficit.  We believe that we will continue to incur losses for a period of time.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2000 AND 2001

Revenues

             Product Sales —  Revenues from product sales were $891,916 for the six months ended June 30, 2001 compared to $1,666,287 for the six months ended June 30, 2000, representing a decrease of $774,371, or 46%.  The decrease in revenues from product sales was due to the reduced number of Refreshment Centers and eRoomSafes sold for the six months ending June 30, 2001 as compared to the six months ended June 30, 2000.

             Revenue Sharing Arrangements — Our revenue from revenue sharing arrangements was $62,635 for the six months ended June 30, 2000 and $278,095 for the six months ended June 30, 2001, representing an increase of $215,460, or 344%.  The increase in revenue from revenue sharing arrangements was due primarily to the increased placement of Refreshment Centers and eRoomSafes pursuant to our revenue sharing program during the twelve months ended June 30, 2001.

             Maintenance Fee Revenues — Our maintenance fee revenues were $88,857 for the six months ended June 30, 2000 and $144,406 for the six months ended June 30, 2001, representing an increase of $55,549, or 63%.  The increase was due primarily to an increase in the number of maintenance contracts entered into by us during the twelve months ended June 30, 2001.

Cost of Revenue

             Cost of Product Sales Revenue — Our cost of product sales revenue for the six months ended June 30, 2000 was $1,266,056 compared to $556,151 for the six months ended June 30, 2001, a decrease of $709,905, or 56%.  The decrease was due to the lower costs associated with the decrease in sales during the six months ended June 30, 2001 to the six months ended June 30, 2000.  The gross margin percentage on revenue from product sales revenue was 38% for the six months ended June 30, 2001 compared to 24% for the six months ended June 30, 2000.  The increase in gross margin percentage on revenue from product sales revenue was due primarily to increased efficiency in our production process.

             Cost of Revenue Sharing Revenue — Our cost of revenue sharing revenue was $8,337 for the six months ended June 30, 2000 and $128,710 during the six months ended June 30, 2001, representing an increase of $120,373.  The increase in the cost of revenue sharing revenue was due to increased placement of units pursuant to our revenue sharing program.  The gross margin percentage on revenue sharing revenue was 87% for the six months ended June 30, 2000 and 54% for the six months ended June 30, 2001.  The decrease in gross margin percentage on revenue sharing revenue from the six months ended June 30, 2000 to the six months ended June 30, 2001 resulted from the transfer of 750 Refreshment Centers and requisite depreciation in August 2000 from RSi BRE to us.  Prior to August 2000, and in accordance with the terms of certain agreements, the depreciation for these units, which is the primary component in the cost of revenue sharing revenue, was realized in RSi BRE and the associated revenue sharing revenue was realized in eRoomSystem Technologies.  Since we now own the units unencumbered, both the depreciation and revenue will be recognized on our financial statements for future periods.

             Cost of Maintenance Revenue — Our cost of maintenance revenue was $7,901 for the six months ended June 30, 2000 and $197,736 for the six months ended June 30, 2001 representing an increase of $189,835.  The gross margin percentage on maintenance revenues was 91% for the six months ended June 30, 2000 and (37%) for the six months ended June 30, 2001.  The increase in our cost of maintenance revenue and the decrease in gross margin percentages from the six months ended June 30, 2000 to the six months ended June 30, 2001 was primarily due to the expense associated with the repair of a third party manufacturing defect, which expense may be recoverable, and upgrades to our units.

Operating Expenses

             Selling, General and Administrative — Selling, general and administrative expenses, exclusive of non-cash compensation expense, were $1,165,412 for the six months ended June 30, 2000 and $1,717,491 for the six months ended June 30, 2001, representing an increase of $552,079, or 47%.  The increase in our selling, general and administrative expenses from the six months ended June 30, 2000 to the six months ended June 30, 2001 was primarily due to the increased payroll and advertising expense in anticipation of increased sales activities.  In addition, we experienced an increase in accounting, investor relations and legal expenses for the six months ended June 30, 2001.

             Research and Development Expenses — Research and development expenses were $104,388 for the six months ended June 30, 2000 and $219,045 for the six months ended June 30, 2001, representing an increase of $114,657, or 110%.  Research and development expenses represented 6% of our total revenue for the six months ended June 30, 2000 and 17% of our total revenue for the six months ended June 30, 2001.  The increase in research and development expenses was primarily due to the continued development of our hardware and software during the six months ended June 30, 2001, including the retention Tybera Development Group, Inc. and other consultants for software development.

             Non-Cash Compensation Expense  — Non-cash compensation expense was $494,310 for the six months ended June 30, 2000 and $52,602 for the six months ended June 30, 2001.  The $441,708 decrease in non-cash compensation expense during the six months ended June 30, 2001 as compared to the six months ended June 30, 2000 resulted from the issuance of fewer warrants to consultants during the six months ended June 30, 2001.

             Other Expense, Net

             Other expense was $698,767 for the six months ended June 30, 2000 and $13,786 for the six months ended June 30, 2001, representing a decrease of $684,981, or 98%.  The decrease is due primarily to the reduction of interest expense as we have paid off a substantial portion of our loans and an increase in interest and other income.

Loss Attributable to Common Stockholders

             We incurred losses attributable to common stockholders of $4,073,342 and $1,571,104 during the six months ended June 30, 2000 and 2001, respectively.  The $2,502,238, or 61%, decrease in the loss attributable to common stockholders was due primarily to decreased interest expense, increased interest and other income, and the absence of any dividends related to convertible preferred stock, offset in part by increased operating expenses and equity income loss from RSi BRE.  We have continued to incur losses subsequent to June 30, 2001 and, as a result, have experienced an increase in accumulated deficit.  We believe that we will continue to incur losses for a period of time.

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

             As of June 30, 2001, we had cash of $689,098 and working capital of $546,014 compared to cash of $949,750 and a working capital deficit of $3,627,106 at June 30, 2000.  The decrease in cash reflects the continued use of cash by our operations since our initial public offering in August 2000 and, with respect to June 30, 2000, the remaining proceeds from a $1,500,000 bridge loan in April 2000.  The increase in working capital was the result of cash provided by our initial public offering, decreases in accrued interest and preferred stock dividends payable, increase in inventories financing costs, and the repayment of a substantial portion of our indebtedness with the proceeds of our initial public offering.  Our stockholders’ equity improved from a deficit of $144,892 at June 30, 2000 to stockholders’ equity of $4,096,869 at June 30, 2001.  The improvement in stockholders’ equity primarily resulted from proceeds of our initial public offering.  Our accumulated deficit increased from $17,757,383 at June 30, 2000 to $26,561,440 at June 30, 2001.  The increase in accumulated deficit resulted primarily from the triggering of a beneficial conversion feature related to our convertible preferred stock at the time of our initial public offering and the net loss from operations for the year ended December 31, 2000 and for the six months ended June 30, 2001.  We anticipate that our accumulated deficit will continue to increase for a period of time.

             As of June 30, 2001, we had cash of $689,098 compared to cash of $2,811,023 at December 31, 2000.  We used cash of $578,429 in operating activities during the six months ended June 30, 2000 compared to $1,389,776 used by operating activities during the six months ended June 30, 2001.  The increase in the use of cash for operating activities primarily resulted from the continued net loss from operations, increases in inventories, accrued liabilities, prepaid expenses and deposits, decreases in accrued restructuring costs, accounts payable and accrued liabilities, offset, in part, by decreases in accounts receivable and undistributed equity in loss of RSi BRE.

             Investing activities for the six months ended June 30, 2000 used $7,365 of cash compared to $893,007 used during the six months ended June 30, 2001.  The increase in cash used in investing activities resulted primarily from $850,917 due to additions to Refreshment Centers in service.

             Financing activities provided $1,422,292 during the six months ended June 30, 2000 compared to $160,858 provided during the six months ended June 30, 2001. The primary source of cash during the six months ended June 30, 2001 was our borrowings from AMRESCO under the terms of our long-term equipment financing agreement, revenue generated by units installed pursuant to our revenue sharing program and revenue from outstanding maintenance agreements.

             The placement of products per revenue sharing arrangements is capital intensive.  We estimate that we must place approximately 16,000 units pursuant to our revenue sharing program in order to become profitable.  As of August 7, 2001, 3,165 units have been placed pursuant to our revenue sharing program.  The first funding pursuant to our long-term equipment financing arrangement with AMRESCO Leasing Corporation, or AMRESCO, was in the principal amount of $294,220, before finance costs, and occurred on March 22, 2001.  On August 7, 2001, we received our second funding from AMRESCO in the principal amount of $123,954.  We anticipate that additional fundings of up to $975,000 will be completed by the end of the third quarter of 2001; provided, however, the minimum performance standards of AMRESCO must be met by our respective hotel clients during the 90-day seasoning period for such funding to occur, and AMRESCO has the ability to provide the funding.

             Although we are proposing to finance our planned expansion through the proceeds our financing arrangement with AMRESCO, we will need to have sufficient capital to fund our operations during the 90-day (or longer) seasoning period prior to the receipt of funding from AMRESCO.  In this regard, we currently do not have sufficient cash on hand to finance our planned expansion and meet our capital expenditure and working capital requirements.  We are exploring financing alternatives that may include institutional or other lending sources and/or private placements of debt or equity.  There is no assurance that we will be able to obtain additional financing in order to fund our operations during the 90-day (or longer) seasoning period or that our customers will meet the minimum performance criteria established by AMRESCO as a pre-requisite to receiving any funding from AMRESCO.  If we are unsuccessful in obtaining financing to fund operations during the 90-day (or longer) seasoning period or if we do not receive sufficient financing from AMRESCO, we may have to shift more placements of our units from revenue sharing arrangements to product sales.  No assurance can be given that we will be able to shift the placement of a sufficient number of our units from revenue sharing arrangements to product sales in order to provide adequate liquidity.  These matters raise doubt about our ability to continue as a going concern.

             On January 26, 2001, we terminated the employment of seventeen employees in an effort to maximize operational efficiencies and reduce monthly expenses.  In addition, we expanded the responsibilities of other positions to account for the terminations.  We have taken a one-time restructuring charge of $418,606 in the fourth quarter of 2000, but estimate that the restructuring will result in an approximate $1.1 million reduction in annual overhead over the twelve months following the restructuring.

QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

             Our products require a limited amount of assembly at our facility in the United States.  We purchase refrigerators from suppliers in the United States, Canada, Italy and China on a purchase order basis in U.S. Dollars.  All other components for our products are purchased from suppliers based in the United States.  Our products are primarily marketed in the United States, the Bahamas and Brazil, and we intend to further expand our marketing to the international lodging market and to other industries domestically and internationally.  As a result, our financial results could be affected by weak economic conditions in foreign markets.  Because all of our revenues will be denominated in U.S. Dollars, a strengthening of the dollar could make our products less competitive in foreign markets.

             As we expand operations internationally, we will continue to evaluate our foreign currency exposures and risks and develop appropriate hedging or other strategies to manage those risks.  We have not revised our current business practices to conform to Europe’s conversion to the Euro.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

             On March 28, 2001, we received a letter from counsel for our former chairman and chief executive officer, Steven L. Sunyich, in which counsel claims that Mr. Sunyich is due certain severance and other payments pursuant to the terms of his terminated employment agreement.  The parties to the arbitration have selected the arbitrator.  Mr. Sunyich claims that he is owed approximately $200,000 in severance payments and approximately $1.5 million in payments related to a repurchase clause contained in his terminated employment agreement.  The matter has been submitted to binding arbitration, to be administered by the American Arbitration Association pursuant to the terms of Mr. Sunyich’s terminated employment agreement.  There is no assurance that the results of the binding arbitration will be favorable to us.  An unfavorable arbitration ruling could have a material adverse effect on our financial results and business operations.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

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

             From the effective date of the Registration Statement through the six months ended June 30, 2001, we have used approximately $8.87 million of the $9.86 million of net proceeds from the initial public offering as follows:

USE OF PROCEEDS TO DATE	AMOUNT
Funding for production and installation of eRoomSystems, Refreshment Centers and eRoomSafes	$2,471,121
Repayment of a substantial portion of our outstanding indebtedness and related accrued interest	3,794,000
Payment of cash dividends on our Series A convertible preferred stock	226,917
Payment of cash dividends on our Series C convertible preferred stock	9,677
Advertising and promotional expenses	261,568
Research and development to improve our existing products and services and to develop our future products and services	248,825
General corporate purposes and working capital	1,861,906

Total	$8,874,014

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

             None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

             None.

ITEM 5.  OTHER INFORMATION.

             On April 19, 2001, we announced our exclusive OEM agreement with INNCOM International, Inc., a leader in hotel guest-room control systems, through which INNCOM will private-label its e4 Smart Digital Thermostat for us as eRoom Energy and will assist in the installation and maintenance of the units.  The e4 Smart Digital Thermostat is designed to control virtually any fan coil unit or packaged terminal air conditioner found in hotel rooms and comes standard with an illuminated digital display, selectable Fahrenheit/Celsius control, one-touch temperature selection, off/auto, and fan and display buttons.  In addition to these user-friendly features, the e4 Smart Digital Thermostat includes five relays, optional on-board infrared transceiver and passive infrared occupancy sensor and is expandable to include functionality such as humidity control, outside temperature display, refreshment center access reporting, occupancy reporting to housekeeping and automatic control of lights.  Through its expandable communication capabilities, we intend to integrate the e4 Smart Digital Thermostat with our eRoomSystem using bi-directional communication that will permit communication from the eRoomSystem to the eRoomEnergy unit and back.  Using the bi-directional communication, a property will be able to adjust the room temperature at check-in or check-out and to return the room temperature to preset levels when a hotel guest leaves and returns to the hotel room during his or her stay.

             On June 26, 2001, we entered into an alliance with Tybera Development Group Inc., a software development and consulting firm.  Through this alliance, Tybera will focus its software development and application expertise on upgrading all of our current software and hardware products and developing new applications for future systems.  As compensation, Tybera has received $60,000 and options to purchase 65,000 shares of common stock at $1.01 per share.

             On July 31, 2001, we terminated our lease for our offices that were located at 3770 Howard Hughes Parkway, Suite 175, Las Vegas, Nevada 89109.  We have consolidated our offices and related functions to our offices located in St. George, Utah.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits.

             None.

(b)      Reports on Form 8-K.

             None.

             SIGNATURE

             In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

eROOMSYSTEM TECHNOLOGIES, INC.
(Registrant)

Date:	August 14, 2001	By:

David S. Harkness
		Its:	Chief Executive Officer and Chairman