Form 10QSB
period 2001-09-30
EROOMSYSTEM TECHNOLOGIES INC
filed 2001-11-14
CIK 1110361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2001

OR

☐	TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: __________ to __________

Commission file number: 000-31037

eRoomSystem Technologies, Inc.

(Exact name of small business issuer as specified in its charter)

Nevada	87-0540713
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

390 North 3050 East, St. George, Utah	84790
(Address of principal executive offices)	(zip code)

(800) 316-3070
(Issuer’s telephone number)

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

7,066,019 shares of common stock, $0.001 par value, as of November 13, 2001

Transitional Small Business Disclosure Format (check one): YES ☐                    NO ☒

FORM 10-QSB

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS (UNAUDITED)

	December 31,	September 30,
	2000	2001
CURRENT ASSETS
Cash	$2,811,023	$118,426
Accounts receivable, net of allowance for doubtful accounts of $24,000 and $3,011, respectively	773,715	202,800
Inventories	946,318	1,485,218
Prepaid expenses and other	45,056	92,100
Total Current Assets	4,576,112	1,898,544

REFRESHMENT CENTERS IN SERVICE, net of accumulated depreciation of $120,343 and $304,605, respectively	1,762,245	2,569,932

PROPERTY AND EQUIPMENT
Production equipment	225,110	251,444
Computer equipment	216,482	237,966
Vehicles and other	67,316	78,586
	508,908	567,996
Less accumulated depreciation and amortization	(323,044)	(390,885)
Net Property and Equipment	185,864	177,111

INVESTMENT IN WHOLLY OWNED, UNCONSOLIDATED SUBSIDIARY	936,182	693,201

OTHER ASSETS
Patents and license rights, net of accumulated amortization of $290,208 and $340,832, respectively	182,282	131,658
Deposits and other	172,464	258,965
Total Other Assets	354,746	390,623

Total Assets	$7,815,149	$5,729,411

See accompanying notes to unaudited condensed consolidated financial statements

LIABILITIES AND STOCKHOLDERS' EQUITY (UNAUDITED)

	December 31,	September 30,
	2000	2001
CURRENT LIABILITIES
Notes payable and current portion of long-term debt	$56,710	$67,910
Current portion of capital lease obligations	28,091	14,333
Accounts payable	1,071,333	965,137
Accrued liabilities	856,691	554,144
Accrued interest	12,906	9,371
Customer deposits	89,258	34,258
Deferred maintenance revenue	72,764	37,329
Total Current Liabilities	2,187,753	1,682,482

LONG-TERM LIABILITIES
Long-term debt, net of current portion	2,269	577,215
Capital lease obligations, net of current portion	25,656	7,642
Total Long-Term Liabilities	27,925	584,857

COMMITMENTS AND CONTINGENCIES – NOTE 5

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value; 50,000,000 shares authorized; 7,051,019 shares and 7,066,019 shares outstanding at December 31, 2000 and September 30, 2001, respectively	7,051	7,066
Additional paid-in capital	28,546,432	28,694,455
Warrants and options outstanding	2,036,324	1,956,788
Accumulated deficit	(24,990,336)	(27,196,237)
Total Stockholders’ Equity	5,599,471	3,462,072

Total Liabilities and Stockholders' Equity	$7,815,149	$5,729,411

See accompanying notes to unaudited condensed consolidated financial statements

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2000	2001	2000	2001
Revenue
Product sales	$346,501	$100,311	$2,012,788	$992,227
Revenues sharing arrangements	92,521	178,129	155,156	456,224
Maintenance fees	21,543	137,357	110,400	281,763
Total Revenue	460,565	415,797	2,278,344	1,730,214
Cost of Revenue
Product sales	202,835	41,462	1,468,891	597,613
Revenue sharing arrangements	27,799	84,827	36,136	213,537
Maintenance	66,861	87,241	74,762	284,977
Total Cost of Revenue	297,495	213,530	1,579,789	1,096,127
Gross Margin	163,070	202,267	698,555	634,087
Operating Expenses
Selling, general and administrative (exclusive of non-cash compensation expense)	901,183	630,621	2,066,595	2,348,112
Research and development	83,544	131,212	187,932	350,257
Non-cash compensation expense	9,366	—	503,676	52,602
Total Operating Expenses	994,093	761,833	2,758,203	2,750,971
Loss From Operations	(831,023)	(559,566)	(2,059,648)	(2,116,884)
Other Income (Expense
Interest expense	(435,577)	(29,850)	(1,313,011)	(42,653)
Write-off of note receivable from stockholder	(390,000)	—	(390,000)	—
Equity in income (loss of unconsolidated, wholly owned subsidiary	(131,636)	(48,865)	29,998	(133,703)
Interest and other income	65,307	3,484	82,340	87,339
Other Expense, Net	(891,906)	(75,231)	(1,590,673)	(89,017)
Net Loss	(1,722,929)	(634,797)	(3,650,321)	(2,205,901)
Dividends Related to Convertible Preferred Stock	(3,457,981)	—	(5,603,931)	—
Loss Attributable to Commons Stockholder	$(5,180,910)	$(634,797)	$(9,254,252)	$(2,205,901)
Basic and Diluted Loss Per Common Share	$(1.04)	$(0.09)	$(2.93)	$(0.31)
Basic and Diluted Weighted Average Common Shares Outstanding	5,002,013	7,066,019	3,159,200	7,062,118

See accompanying notes to unaudited condensed consolidated financial statements

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2000	2001
Cash Flows From Operating Activities
Net loss	$(3,650,321)	$(2,205,901)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	140,748	332,002
Common shares issued for lawsuit settlement	—	15,900
Amortization of deferred financing costs and accretion of debt discount	500,530	16,121
Write-off of note receivable from stockholder	390,000	—
Non-cash compensation expense	503,676	52,602
Interest expense paid by issuance of preferred and common stock, warrants, and stock options	221,186	—
Undistributed equity in loss of unconsolidated subsidiary	169,507	242,981
Changes in operating assets and liabilities, net of transfers to unconsolidated subsidiary:
Accounts receivable	(192,803)	570,915
Inventories	(160,345)	(325,894)
Prepaid expenses, deposits and other	14,086	(104,360)
Accounts payable	(165,460)	(106,196)
Accrued liabilities	(3,641)	(306,082)
Other liabilities	15,387	(90,435)
Net Cash Used In Operating Activities	(2,217,450)	(1,908,347)
Cash Flows From Investing Activities
Additions to refreshment centers in service	(722,144)	(1,234,230)
Purchase of property and equipment	(84,029)	(42,090)
Cash investment in wholly-owned, unconsolidated subsidiary	(166,621)	—
Net Cash Used In Investing Activities	(972,794)	(1,276,320)
Cash Flows From Financing Activities
Proceeds from borrowings	2,164,169	609,490
Principal payments on notes payable	(3,393,095)	(68,650)
Principal payments on capital lease obligations	(17,151)	(48,770)
Proceeds from issuance of common stock	9,217,231	—
Proceeds from issuance of preferred stock and warrants	685,831	—
Payment of dividends	(152,533)	—
Net Cash Provided By Financing Activities	8,504,452	492,070
Net Increase (Decrease) In Cash	5,314,208	(2,692,597)
Cash At Beginning of Period	113,252	2,811,023
Cash At End of Period	$5,427,460	$118,426

See accompanying notes to unaudited condensed consolidated financial statements

	Nine Months Ended September 30,
	2000	2001
Supplemental Cash Flow Information
Cash paid for interest	$314,806	$46,187

Non-Cash Investing And Financing Activities
Property and equipment acquired by capital lease	$—	$16,998
Refreshment centers under revenue sharing agreements transferred to inventory	—	213,006
Retirement of common stock	450,000
Issuance of warrants for advertising agreement	135,512	—
Accrued interest, accounts payable and payable to stockholder converted to notes payable	56,063	—
Beneficial conversion feature on bridge loan	448,398	—
Beneficial conversion feature on Series A and B Preferred Stock	5,225,654	—
Accrual of preferred stock dividends	102,597	—
Value of shares issued as a dividend on Series B Preferred Stock	275,679	—
Conversion of Series A, B and C Preferred Stock into common Stock	13,265,789	—
Transfer of assets from investment in unconsolidated subsidiary to refreshment centers in service	737,337	—
Transfer of notes payable and accrued interest to unconsolidated subsidiary	900,895	—

See accompanying notes to unaudited condensed consolidated financial statements

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS

Condensed Financial Statements.  The accompanying unaudited condensed consolidated financial statements include the accounts of eRoomSystem Technologies, Inc. and its subsidiaries, excluding RSi BRE, Inc. (the “Company”). These financial statements are condensed and, therefore, do not include all disclosures normally required by generally accepted accounting principles.  These statements should be read in conjunction with the Company’s annual financial statements included in the Company’s December 31, 2000 Annual Report on Form 10-KSB.  In particular, the Company’s significant accounting principles were presented as Note 2 to the consolidated financial statements in that report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements and consist of only normal recurring adjustments.  The results of operations presented in the accompanying condensed consolidated financial statements for the three and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2001.

NOTE 2 – BUSINESS CONDITION

Since inception, the Company has suffered recurring losses. During the year ended December 31, 2000 and the three and nine months ended September 30, 2001, the Company had net losses of  $5,702,365, $634,797 and $2,205,901, respectively. During the year ended December 31, 2000 and the nine months ended September 30, 2001, the Company's operations used $4,285,183 and $1,908,347 of cash, respectively. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The Company needs to obtain additional financing to provide working capital for its operations.

In the latter part of the nine months ended September 30, 2001, management has substantially cut operating costs and, subsequent to September 30, 2001, the Company has improved its cash position through financing received and sales made.  During the nine months ended September 30, 2001, the Company received funding in the amount $659,802 related to the agreement with a financing company to provide funding for Refreshment Centers that the Company has previously placed with hotel customers under revenue sharing agreements.  The Company is anticipating the receipt of additional funding based upon its revenue sharing agreements in the three months ended December 31, 2001 and March 31, 2002.  The funding is not assured and is dependent on the ability of the Company’s hotel customers to meet the minimum performance standards required by the Company’s finance company.  In addition, management is attempting to arrange debt financing for the placement of the Company’s products during the 90-day seasoning period of the revenue sharing program.  Realization of additional financing is not assured.

The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

NOTE 3 – INVESTMENT IN WHOLLY OWNED, UNCONSOLIDATED SUBSIDIARY

The board of directors of RSi BRE, Inc. (“RSi BRE”) is comprised of one appointee from the Company, one appointee from RSG Investments, LLC (“RSG”) and one independent appointee. All operating decisions, including disbursements, of RSi BRE require unanimous consent of RSi BRE's board of directors. As a result, RSG has substantive participative rights and the Company does not control RSi BRE. In accordance with EITF 96–16, "Investor's Accounting for an Investee When the Investor has a Majority of the Voting Interest But the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights," the Company has determined that RSi BRE does not qualify for consolidation in the Company's financial statements. The Company's investment in RSi BRE is reflected as an "Investment in Wholly Owned, Unconsolidated Subsidiary" in the accompanying consolidated balance sheet and is being accounted for under the equity method of accounting.

At December 31, 2000 and September 30, 2001, the assets and liabilities of RSi BRE consisted of the following:

	December 31,	September 30,
	2000	2001
Cash	$170,288	$79,743
Accounts receivable, net of $36,175 and $10,000 allowance for doubtful accounts	137,406	101,825
Refreshment centers in service	2,090,118	2,090,118
Accumulated depreciation	(492,510)	(701,314)
Accrued liabilities	(54,505)	(73,961)
Notes payable	(914,615)	(803,210)
Net Assets	$936,182	$693,201

On August 15, 2000, RSi BRE held 750 units valued at $737,337 that were transferred to the Company.  Also on August 15, a $914,615 obligation was transferred to and assumed by RSi BRE. Accordingly, depreciation expense was less and interest expense was higher for the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000.  For the nine months ended September 30, 2000 and 2001, the revenues and expenses of RSi BRE consisted of the following:

	September 30,
	2000	2001
Revenue sharing agreement revenue	$474,846	$314,690
Depreciation	(246,984)	(208,803)
Other operating expenses	(83,803)	(83,459)
Interest expense	(118,010)	(166,364)
Interest income	3,949	3,126
Other income	—	7,107
Net Income (Loss)	$29,998	$(133,703)

NOTE 4 – FINANCING AGREEMENT

Under the terms of a financing agreement with a finance company, the finance company has agreed to fund up to 150% of the Company's product costs for each Refreshment Center that has been in service for 90 days, subject to the hotel customer meeting certain requirements and other conditions during that period.  As part of the financing agreement, the Company formed a wholly owned consolidated subsidiary, eRoomSystem SPE, Inc., a Nevada corporation.  eRoomSystem SPE, Inc. owns, and will continue to own, all of the Refreshment Centers funded by the finance company as well as the related revenue sharing agreements. The finance company has and will take a senior security interest in the Refreshment Centers financed under the financing agreement and the corresponding revenue sharing agreements.  eRoomSystem SPE, Inc. is obligated to repay the amount borrowed under the terms of a note payable corresponding to each funding, pursuant to the financing agreement over seven years, plus interest, at a variable interest rate determined at the time of each funding.

During the nine months ended September 30, 2001, eRoomSystem SPE, Inc. borrowed  $659,802 under the financing arrangement against the Refreshment Centers placed by the Company with hotel customers under qualified revenue sharing agreements.  The outstanding notes payable accrue interest at the seven-year U.S. Treasury rate plus 12.5% per annum.  The increment over the treasury rate will decrease as total borrowing in place exceeds $10,000,000.  The outstanding payable are collateralized by Refreshment Centers with a value of $1,074,558.

Annual maturities of notes payable related to the financing agreement at September 30, 2001 for each of the next five years are as follows:

Year Ending:
December 31
2001	$15,891
2002	70,916
2003	84,334
2004	100,291
2005	119,267
2006	141,835

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

On March 28, 2001, the Company received a letter from the Company’s former chairman and chief executive officer, in which he claims he is due certain severance and other payments in the aggregate amount of approximately $1,700,000 pursuant to the terms of his terminated employment agreement.  The Company intends to vigorously contest the allegations against it. The matter has been submitted to binding arbitration per the terms of the terminated employment agreement with the arbitration hearing to occur in February 2002.  The estimated settlement amount has been accrued in the accompanying financial statements. Although the resolution of the claim is not expected to have a material effect on the Company’s financial position or future results of operations, there is no assurance that the results of the binding arbitration will be favorable to the Company or that the results will not have an adverse effect on the Company.

On September 7, 2001, a vendor filed suit against the Company alleging that the Company failed to make payment of more than $299,111 for services and labor provided to the Company pursuant to a letter agreement whereby the vendor agreed to act as the advertising and marketing agency for the Company.

The vendor claims the services outlined in the letter agreement were provided and that the Company breached the agreement and failed to honor its obligation to the vendor. The vendor is seeking payment for damages in excess of $10,000 including additional costs and attorneys’ fees.  On October 9, 2001, the Company filed an answer and a counterclaim against the vendor. The Company denied that the agreement was breached and alleged that the vendor breached the agreement.  The Company is seeking payment for damages in excess of $10,000 including additional costs and attorney’s fees.  Although the Company intends to vigorously defend the lawsuit and prosecute its claims against the vendor, the Company has held two settlement conferences with the vendor and may reach a settlement with the vendor.  Since the matter is in the early stages, the Company is unable to determine the potential impact of an adverse decision on its financial condition or future results of operations.

NOTE 6 – STOCK OPTIONS AND WARRANTS

Amendment to Warrant Agreement

On April 6, 2001, the Company amended its agreement with an advertising agency whereby the Company originally issued the agency a warrant to purchase 125,000 common shares at $4.80 per share.  The amendment reduced the exercise price to $0.90 per share.   The re-pricing of the warrants caused the fair value of the warrants to increase by $22,702 on the date of the amendment as measured by the Black–Scholes option pricing model with the following assumptions:  risk–free interest rate of 3.9 percent, expected dividend yield of 0 percent, volatility of 89.60 percent and estimated life of 0.74 year. The Company charged the additional fair value of these warrants to selling, general and administrative expense during the nine months ended September 30, 2001.

Non-Employee Grants

On June 28, 2001, the Company issued options to purchase 65,000 shares of common stock to a software development company for consulting services related to research and development. The exercise price  is $1.01 per share. These options were valued in accordance with SFAS 123 (utilizing the Black–Scholes option pricing model with the following weighted average assumptions: risk free interest rate of  4.5 percent, expected dividend yield of 0 percent, volatility of  87.99 percent and expected life of three years) at $0.46 per share. The Company recognized $29,900 in research and development expense relating to the grant of these options during the nine months ended September 30, 2001.

Employee Grants

During the nine months ended September 30, 2001, the Company issued options pursuant to its 2000 Stock Option and Incentive Plan to employees to purchase a total of 430,700 shares of common stock. Fifty percent of these options vested on June 30, 2001 and the remaining fifty percent vest on December 31, 2001. These options are exercisable from $1.01 to $1.91 per share and expire three years from the date of issuance. The granting of the options had no financial effect due to the exercise price being equal to or greater than the market value of the common stock on the date of grant. The fair value of the options ranged from $0.46 to $0.88 per share, based on the Black-Scholes option pricing model with the following assumptions: risk free interest rate from 4.5 to 5.7 percent, volatility from 62.5 to 87.99 percent, expected dividend yield of 0 percent and an expected life of three years.

Pursuant to the terms of the Company’s 2000 Stock Option and Incentive Plan, vested options held by terminated employees, that are unexercised 90 days after the date of termination or resignation, will be cancelled.  As of September 30, 2001, there were 215,558 unexercised options held by terminated employees that have been cancelled.  These options had no intrinsic value at the date of issuance; therefore, no adjustment to an expense was recognized in relation to the cancellation of these options.

Expired Warrants

During the nine months ended September 30, 2001, 287,917 unexercised warrants have expired with a  value of $132,138, which has been recorded  as additional paid-in capital.

After taking into account the above option and warrant activity, the Company had 2,968,785 options and warrants outstanding at September 30, 2001, of which 2,732,563 were exercisable.

NOTE 7 – SUBSEQUENT EVENTS

During October 2001, the Company received $296,058 of funding relating to the Refreshment Centers previously placed by the Company with a hotel customer under a qualified revenue sharing agreement. This funding accrues interest at the seven-year U.S. treasury rate plus 12.5%, or 17.02% per annum. This funding is collateralized by refreshment centers with a value of $367,062.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Certain information included herein contains statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, such as statements relating to plans for future expansion, capital spending, future operations, sources of liquidity and financing sources.  Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future, and accordingly, such results may differ from those expressed in any forward-looking statements made herein.  These risks and uncertainties include, but are not limited to, those relating to our ability to maintain the liquidity requirements under our financing arrangements, slowdowns in the economy or the lodging industry as a result of terrorist activities or other events, the success of our product-development, marketing and sales activities, vigorous competition in the lodging industry, dependence on existing management, leverage and debt service (including sensitivity to fluctuations in interest rates), domestic or global economic conditions, the inherent uncertainty and costs of prolonged arbitration or litigation, the acceptance by the industry of our upright vending and dry goods rack solutions to be introduced in the first quarter of 2002 and changes in federal or state tax laws or the administration of such laws.  A complete discussion of these risks and uncertainties are contained in our Registration Statement on Form SB-2, as filed with the Securities and Exchange Commission on April 25, 2000 (Commission File No. 333–59492).

OVERVIEW

eRoomSystem Technologies, Inc. is a Nevada corporation incorporated on August 31, 1999.  Our core business is the development and installation of an intelligent, in–room computer platform and communications network, or the eRoomSystem, for the lodging industry.  The eRoomSystem is a computerized platform and processor-based system designed to collect and control data.  The eRoomSystem supports our fully-automated and interactive eRoomServ Refreshment Centers, or Refreshment Centers, electronic room safes, or eRoomSafes, in–room energy management capabilities, or eRoom Energy, and other proposed applications.  These other applications will include information management services, credit card/smart card capabilities for direct billing and remote engineering and maintenance services.

Our interactive Refreshment Centers provide hotel guests with a selection of up to 33 different beverages and snacks and offer the lodging industry an opportunity to capture additional in–room revenues and reduce operating costs.  Our eRoomSafes have sufficient storage space for large items such as laptop computers, personal video cameras and briefcases and generate additional revenue.  Our products interface with the hotel’s property management system through our eRoomSystem communications network.  The hotel’s property management system posts usage of our products directly to the hotel guest’s room account.

The solutions offered by our eRoomSystem and related products have allowed us to install our products and services in several premier hotels and hotel chains, including Marriott International, Renaissance Hotels, Hilton Hotels, Doubletree Hotels, Carlson Hospitality Worldwide and Bass Hotels.  Our hotel relationships and expandable platform will continue to provide us with the opportunity to install our eRoomSystem and related products in premier hotels.

One of the byproducts of our technology is the information we have collected since our first product installation.  To date, we have collected over fifteen million room-nights of data.  Through our eRoomSystem, we are able to collect information regarding the usage of our products on a real-time basis.  We use this information to help our customers increase their operating efficiencies through optimization of product pricing and selection.  We also intend to market this information to suppliers of goods sold in our Refreshment Centers and to other users desiring information on the buying patterns of hotel guests for goods and services.

We believe that our eRoomSystem and developing technologies will provide a foundation for expansion into the healthcare and time-share industries.  We propose to provide healthcare facilities with a comprehensive room information and management system that will allow these facilities to provide patients with a wide array of in–room amenities not available to them in the past.  The list of proposed amenities includes Refreshment Centers, eRoomSafes, one-plus direct dial long distance, on–demand movies, video games and other products and services commonly found in a hotel room.  Similar opportunities exist in the time-share industry.  By offering a direct credit card billing system, a healthcare or time-share facility can offer similar services available in hotels.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 2001

Revenues

Product Sales — Revenues from product sales were $100,311 for the three months ended September 30, 2001 compared to $346,501 for the three months ended September 30, 2000, representing a decrease of $246,190, or 71%.  The decrease in revenues from product sales was due to the reduced number of Refreshment Centers and eRoomSafes sold during the three months ending September 30, 2001 as compared to the three months ended September 30, 2000 and our focus on placing our products on a revenue sharing basis.

Revenue Sharing Arrangements — Our revenue from revenue sharing arrangements was $178,129 for the three months ended September 30, 2001 compared to $92,521 for the three months ended September 30, 2000, representing an increase of $85,608, or 93%.  The increase in revenue from revenue sharing arrangements was due primarily to the increased placement of Refreshment Centers and eRoomSafes pursuant to our revenue sharing program during the twelve months ended September 30, 2001.  The increase in revenue from revenue sharing arrangements and the decrease in revenue from product sales are consistent with the shift of our business model from a product sales to a revenue sharing program.

Maintenance Fee Revenues — Our maintenance fee revenues were $137,357 for the three months ended September 30, 2001 compared to $21,543 for the three months ended September 30, 2000, representing an increase of $115,814, or 538%.  The increase was due primarily to an increase in the number of maintenance contracts entered into by us during the twelve months ended September 30, 2001.

Cost of Revenue

Cost of Product Sales Revenue — Our cost of product sales revenue for the three months ended September 30, 2000 was $202,835 compared to $41,462 for the three months ended September 30, 2001, a decrease of $161,373, or 80%.  The decrease was due to the lower costs associated with the decrease in sales from the three months ended September 30, 2001 to the three months ended September 30, 2000 and increased efficiency in our production process.  The gross margin percentage on revenue from product sales revenue was 59% for the three months ended September 30, 2001 compared to 41% for the three months ended September 30, 2000.  The increase in gross margin percentage on revenue from product sales revenue was due primarily to increased efficiency in our production process.

Cost of Revenue Sharing Revenue — Our cost of revenue sharing revenue was $27,799 for the three months ended September 30, 2000 and $84,827 during the three months ended September 30, 2001, representing an increase of $57,028.  The increase in the cost of revenue sharing revenue was due to the increased placement of units pursuant to our revenue sharing program.  The gross margin percentage on revenue sharing revenue was 70% for the three months ended September 30, 2000 and 52% for the three months ended September 30, 2001. The decrease in gross margin percentage on revenue sharing revenue from the three months ended September 30, 2000 to the three months ended September 30, 2001 resulted from the transfer of 750 refreshment centers and requisite depreciation in August 2000 from RSi BRE to us.  Prior to August 2000, and in accordance with the terms of certain agreements, the depreciation for these units, which is the primary component in the cost of revenue sharing revenue, was realized in RSi BRE and the associated revenue sharing revenue was realized in eRoomSystem Technologies.  Since we now own the units unencumbered, both the depreciation and revenue will be recognized on our financial statements for future periods.

Cost of Maintenance Revenue — Our cost of maintenance revenue was $66,861 for the three months ended September 30, 2000 and $87,241 for the three months ended September 30, 2001 representing an increase of $20,380, or 30%.  The gross margin percentage on maintenance revenues was (210%) for the three months ended September 30, 2000 and 36% for the three months ended September 30, 2001.  The increases in our cost of maintenance revenue and gross margin percentage from the three months ended September 30, 2000 to the three months ended September 30, 2001 were primarily due to increased maintenance revenue and increased maintenance efficiencies.

Operating Expenses

Selling, General and Administrative — Selling, general and administrative expenses, exclusive of non-cash compensation expense, were $901,183 for the three months ended September 30, 2000 and $630,621 for the three months ended September 30, 2001, representing a decrease of $270,562, or 30%.  The decrease in our selling, general and administrative expenses from the three months ended September 30, 2000 to the three months ended September 30, 2001 was primarily due to the decreased operating expenses related to the reduction-in-force effected on January 24, 2001 and other cost-cutting measures.

Researchand Development Expenses — Research and development expenses were $83,544 for the three months ended September 30, 2000 and $131,212 for the three months ended September 30, 2001, representing an increase of $47,668, or 57%.  Research and development expenses represented 18% of our total revenue for the three months ended September 30, 2000 and 32% of our total revenue for the three months ended September 30, 2001.  The increase in research and development expenses was primarily due to the costs associated with fixing legacy software problems and upgrading our existing hotel properties to the same database environment, fees paid to Tybera Development Group, Inc. and other consultants for our Version 4 operating system, database software development and development of upright vending and dry-goods rack solutions for our Refreshment Centers.

Non-Cash Compensation Expense  — Non-cash compensation expense was $9,366 for the three months ended September 30, 2000 and $0 for the three months ended September 30, 2001.  The $9,366 decrease in non-cash compensation expense during the three months ended September 30, 2001 as compared to the three months ended September 30, 2000 was a result of the absence of any options or warrants issued during the three months ended September 30, 2001.

Other Expense, Net

Other expense, net was $891,906 for the three months ended September 30, 2000 and $75,231 for the three months ended September 30, 2001, representing a decrease of $816,675, or 92%.  Despite the equity in loss, rather than income, from RSi BRE, other expense, net decreased primarily because of a substantial decrease in interest expense resulting from the repayment of a substantial portion of our loans from the net proceeds of our initial public offering and the absence of any write-offs of note receivables from stockholders.

Loss Attributable to Common Stockholders

We incurred losses attributable to common stockholders of $5,180,910 and $634,797 during the three months ended September 30, 2000 and 2001, respectively.  The $4,546,113 decrease in the loss attributable to common stockholders was due primarily to decreased interest expense, decreased operating expenses, the absence of any write-offs of note receivables from stockholders and the absence of any dividends related to convertible preferred stock.  We have continued to incur losses subsequent to September 30, 2001 and, as a result, have experienced an increase in accumulated deficit.  We believe that we will continue to incur losses for a period of time.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 2001

Revenues

Product Sales — Revenues from product sales were $992,227 for the nine months ended September 30, 2001 compared to $2,012,788 for the nine months ended September 30, 2000, representing a decrease of $1,020,561, or 51%.  The decrease in revenues from product sales was due to the reduced number of Refreshment Centers and eRoomSafes sold for the nine months ending September 30, 2001 as compared to the nine months ended September 30, 2000 and our focus on placing our products on a revenue sharing basis.

Revenue Sharing Arrangements — Our revenue from revenue sharing arrangements was $155,156 for the nine months ended September 30, 2000 and $456,224 for the nine months ended September 30, 2001, representing an increase of $301,068, or 194%.  The increase in revenue from revenue sharing arrangements was due primarily to the increased placement of Refreshment Centers and eRoomSafes pursuant to our revenue sharing program during the twelve months ended September 30, 2001.  The increase in revenue from revenue sharing arrangements and the decrease in revenue from product sales are consistent with the shift of our business model from a product sales to a revenue sharing program.

Maintenance Fee Revenues — Our maintenance fee revenues were $110,400 for the nine months ended September 30, 2000 and $281,763 for the nine months ended September 30, 2001, representing an increase of $171,363, or 155%.  The increase was due primarily to an increase in the number of maintenance contracts entered into by us during the twelve months ended September 30, 2001.

Cost of Revenue

Cost of Product Sales Revenue — Our cost of product sales revenue for the nine months ended September 30, 2000 was $1,468,891 compared to $597,613 for the nine months ended September 30, 2001, a decrease of $871,278, or 59%.  The decrease was due to the lower costs associated with the decrease in sales during the nine months ended September 30, 2001 to the nine months ended September 30, 2000.  The gross margin percentage on revenue from product sales revenue was 40% for the nine months ended September 30, 2001 compared to 27% for the nine months ended September 30, 2000.  The increase in gross margin percentage on revenue from product sales revenue was due primarily to increased efficiency in our production process and a reduction in production personnel.

Cost of Revenue Sharing Revenue — Our cost of revenue sharing revenue was $36,136 for the nine months ended September 30, 2000 and $213,537 during the nine months ended September 30, 2001, representing an increase of $177,401.  The increase in the cost of revenue sharing revenue was due to increased placement of units pursuant to our revenue sharing program.  The gross margin percentage on revenue sharing revenue was 77% for the nine months ended September 30, 2000 and 53% for the nine months ended September 30, 2001.  The decrease in gross margin percentage on revenue sharing revenue from the nine months ended September 30, 2000 to the nine months ended September 30, 2001 resulted from the transfer of 750 refreshment centers and requisite depreciation in August 2000 from RSi BRE to us.  Prior to August 2000, and in accordance with the terms of certain agreements, the depreciation for these units, which is the primary component in the cost of revenue sharing revenue, was realized in RSi BRE and the associated revenue sharing revenue was realized in eRoomSystem Technologies.  Since we now own the units unencumbered, both the depreciation and revenue will be recognized on our financial statements for future periods.

Cost of Maintenance Revenue — Our cost of maintenance revenue was $74,762 for the nine months ended September 30, 2000 and $284,977 for the nine months ended September 30, 2001 representing an increase of $210,215.  The gross margin percentage on maintenance revenues was 32% for the nine months ended September 30, 2000 and (1%) for the nine months ended September 30, 2001.  The increase in our cost of maintenance revenue and the decrease in gross margin percentage from the nine months ended September 30, 2000 to the nine months ended September 30, 2001 were primarily due to increased maintenance costs associated with increased sales and increased expenses associated with the repair of a third party manufacturing defect and the upgrade of software for all of our units during the nine months ended September 30, 2001.

Operating Expenses

Selling, General and Administrative — Selling, general and administrative expenses, exclusive of non-cash compensation expense, were $2,066,595 for the nine months ended September 30, 2000 and $2,348,112 for the nine months ended September 30, 2001, representing an increase of $281,517, or 14%.  The modest increase in our selling, general and administrative expenses from the nine months ended September 30, 2000 to the nine months ended September 30, 2001 was primarily due to the material increases in payroll and advertising expenditures by prior management and increased accounting, investor relations and legal expenses for the nine months ended September 30, 2001, offset, in part, by the recent reduction in operating expenses as a result of the reduction-in-force effected on January 24, 2001 and other cost-cutting measures.

Research and Development Expenses — Research and development expenses were $187,932 for the nine months ended September 30, 2000 and $350,257 for the nine months ended September 30, 2001, representing an increase of $162,325, or 86%.  Research and development expenses represented 8% of our total revenue for the nine months ended September 30, 2000 and 20% of our total revenue for the nine months ended September 30, 2001.  The increase in research and development expenses during the nine months ended September 30, 2001 was primarily due to the costs associated with fixing legacy software problems and upgrading our existing hotel properties to the same database environment, fees paid to Tybera Development Group, Inc. and other consultants for our Version 4 operating system, database software development and development of upright vending and dry-goods rack solutions for our Refreshment Centers.

Non-Cash Compensation Expense  — Non-cash compensation expense was $503,676 for the nine months ended September 30, 2000 and $52,602 for the nine months ended September 30, 2001.  The $451,074 decrease in non-cash compensation expense during the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000 resulted from the issuance of significantly fewer options and warrants to consultants during the nine months ended September 30, 2001.

Other Expense, Net

Other expense was $1,590,673 for the nine months ended September 30, 2000 and $89,017 for the nine months ended September 30, 2001, representing a decrease of $1,501,656, or 94%.  The decrease is due primarily to the primarily because of a substantial decrease in interest expense resulting from the repayment of a substantial portion of our loans from the net proceeds of our initial public offering and the absence of any write-offs of note receivables from stockholders.

Loss Attributable to Common Stockholders

We incurred losses attributable to common stockholders of $9,254,252 and $2,205,901 during the nine months ended September 30, 2000 and 2001, respectively.  The $7,048,351, or 76%, decrease in the loss attributable to common stockholders was due primarily to decreased interest expense and non-cash compensation expense, increased interest and other income, and the absence of a write-off of a note receivable and any dividends related to convertible preferred stock, offset in part by increased loss from operations and equity income loss from RSi BRE.  We have continued to incur losses subsequent to September 30, 2001 and, as a result, have experienced an increase in accumulated deficit.  We believe that we will continue to incur losses for a period of time.

LIQUIDITY AND CAPITAL RESOURCES

On August 9, 2000, we consummated our initial public offering for 1,800,000 shares of common stock.  We received gross proceeds of $11,700,000 and, after deducting the underwriting discounts and commissions and the offering expenses, net proceeds of approximately $9,860,000.  The net offering proceeds have been used for funding the production and installation of our products and services, the repayment of a substantial portion of our outstanding indebtedness and related accrued interest, the payment of cash dividends on our Series A and Series C convertible preferred stock, our advertising and promotional expenses, additional research and development to improve our existing products and services and to develop our future products and services, and general corporate purposes and working capital, including the payment of accounts payable incurred prior to the closing of our initial public offering.

At September 30, 2001, our principal source of liquidity consisted of $118,426 of cash and $216,062 of working capital compared to $2,811,023 of cash and $2,388,359 of working capital at December 31, 2000.  In addition, our stockholders’ equity was $3,462,072 at September 30, 2001, compared to stockholders’ equity of $5,599,471 at December 31, 2000, a decrease of $2,137,399.  The decrease in cash, working capital and stockholders’ equity reflects the continued use of cash by our operations since our initial public offering in August 2000 and the current inability to generate sufficient revenue to sustain our operations.

Our accumulated deficit increased from $24,990,336 at December 31, 2000 to $27,196,237 at September 30, 2001.  The increase in accumulated deficit resulted primarily from the net loss from operations for the year ended December 31, 2000 and for the nine months ended September 30, 2001.  We anticipate that our accumulated deficit will continue to increase for a period of time.

We used net cash of $2,217,450 in operating activities during the nine months ended September 30, 2000 compared to $1,908,347 of net cash used by operating activities during the nine months ended September 30, 2001.  The modest decrease in the use of net cash for operating activities primarily resulted from the increases in accounts receivable, depreciation and amortization and undistributed equity in loss of RSi BRE, offset, in part, by the decreases in net loss from operations, amortization of deferred financing costs, non-cash compensation expense, interest expense paid by the issuance of our securities, inventories, prepaid expenses and deposits and accrued liabilities.  Upon completion of our database software development and the upright vending and dry-goods rack solutions, we believe that we will realize a reduction of up to $10,000 per month in associated research and development consulting fees.

Investing activities for the nine months ended September 30, 2000 used $972,794 of net cash compared to $1,276,320 used during the nine months ended September 30, 2001.  The increase in net cash used in investing activities resulted primarily from the $512,086 increase in additions to Refreshment Centers in service, offset by the $41,939 decrease in purchase of property and equipment and the $166,621 decrease in our cash investment in RSi BRE.

Financing activities provided $8,504,452 during the nine months ended September 30, 2000 compared to net cash of $492,070 provided during the nine months ended September 30, 2001. The primary source of cash during the nine months ended September 30, 2001 was our borrowings from AMRESCO Leasing Corporation, or AMRESCO, under the terms of our long-term equipment financing agreement, revenue generated by units installed pursuant to our revenue sharing program and revenue from outstanding maintenance agreements.  The decrease in net cash provided by financing activities during the nine months ended September 30, 2001 resulted primarily from the $9,217,231 received from our initial public offering and the $685,831 received from the issuance of preferred stock and warrants during the nine months ended September 30, 2000.

The placement of products under revenue sharing arrangements is capital intensive.  We estimate that we must place approximately 16,000 units pursuant to our revenue sharing program in order to become profitable.  As of November 13, 2001, we had 3,612 units placed pursuant to our revenue sharing program.  The first funding pursuant to our long-term equipment financing arrangement with AMRESCO was in the principal amount of $294,220, before finance costs, and occurred on March 22, 2001.  Since our initial funding and through November 13, 2001, we received additional fundings from AMRESCO in the aggregate principal amount of $661,640.  We anticipate that additional fundings of up to $525,000 will be completed by the end of April 2002; provided, however, the minimum performance standards of AMRESCO must be met by our respective hotel clients during the 90-day seasoning period for such funding to occur, and AMRESCO has the ability to provide the funding.

Although we receive proceeds from our financing arrangement with AMRESCO, we currently do not have sufficient cash on hand to finance our planned expansion and meet our capital expenditure requirements.  The need for additional working capital is due, in part, to the 90-day (or longer) seasoning period prior to the receipt of funding from AMRESCO.  We are exploring financing alternatives that may include institutional or other lending sources and public or private placements of debt or equity.  There is no assurance that we will be able to obtain additional financing in order to fund our operations during the 90-day (or longer) seasoning period or that our customers will meet the minimum performance criteria established by AMRESCO as a pre-requisite to receiving any funding from AMRESCO.  If we are unsuccessful in obtaining financing to fund operations during the 90-day (or longer) seasoning period or if we do not receive sufficient financing from AMRESCO, we may have to shift more placements of our units from revenue sharing arrangements to product sales.  No assurance can be given that we will be able to shift the placement of a sufficient number of our units from revenue sharing arrangements to product sales in order to provide adequate liquidity.  These matters raise doubt about our ability to continue as a going concern.

On October 11, 2001, we entered into an agreement with the newly renovated, 637-room Renaissance Hollywood Hotel in Hollywood, California in the amount of $886,000 with respect to the sale of 637 Refreshment Centers and 637 eRoomSafes.  We have targeted December 15, 2001 as the installation date on the Renaissance Hollywood Hotel.  Based on our existing inventories, we will realize an estimated $650,000 of positive cash flow from this installation. Based on the foregoing, we believe that we will have sufficient cash-on-hand and cash from future fundings with AMRESCO to sustain our routine business operations (excluding capital expenditures to meet our planned expansion) through the second quarter of 2002.

On January 26, 2001, we terminated the employment of seventeen employees in an effort to maximize operational efficiencies and reduce monthly expenses.  In addition, we expanded the responsibilities of other positions to account for the terminations.  We have taken a one-time restructuring charge of $418,606 in the fourth quarter of 2000, but estimate that the restructuring will result in an approximate $1.1 million reduction in annual overhead over the twelve months following the restructuring.  Subsequently, on October 11, 2001, we announced a reduction-in-force and other cost-cutting measures driven by the uncertainties in the weakening United States economy and the lodging industry.  We terminated the employment of eight employees and modified the compensation of our sales positions to straight commissions.  We estimate that the measures taken should result in a monthly reduction in overhead of approximately $51,000.

RECENT DOWNTURNS IN THE AIRLINE, TRAVEL AND LODGING INDUSTRIES

Due to the weakening economy and the events of September 11, 2001, the travel and lodging industries have experienced unprecedented downturns.  More specifically, the lodging industry has experienced lower hotel occupancy rates due to reduced business and leisure travel.  Since the success of our business is directly linked to the performance of the travel and lodging industries, the substantial layoffs in these industries, the postponement of future hotel renovations and projects, the substantial drop-off in guest occupancy and the dramatic reduction in business and leisure travel, including convention traffic, have hurt our ability to finalize contracts with hotel properties with which we have been meeting and negotiating.  In this regard, there is no assurance that we will be able to close contracts with our current potential customers or that we will be successful in starting discussions with other hotel properties.

QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Our products require a limited amount of assembly at our facility in the United States.  We purchase refrigerators from suppliers in the United States, Canada, Italy and China on a purchase order basis in U.S. Dollars.  All other components for our products are purchased from suppliers based in the United States.  Our products are primarily marketed in the United States, but we eventually intend to further expand our marketing to the international lodging market and to other industries domestically and internationally.  As a result, our financial results could be affected by weak economic conditions in foreign markets.  Because all of our revenues will be denominated in U.S. Dollars, a strengthening of the dollar could make our products less competitive in foreign markets.

As we expand operations internationally, we will continue to evaluate our foreign currency exposures and risks and develop appropriate hedging or other strategies to manage those risks.  We have not revised our current business practices to conform to Europe’s conversion to the Euro.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

On March 28, 2001, we  received a letter from our former chairman and chief executive officer, Steven Sunyich, in which he claims he is due certain severance and other payments pursuant to the terms of his terminated employment agreement.  Mr. Sunyich claims that he is owed approximately $200,000 in severance payments and approximately $1,500,000 in payments related to a repurchase clause contained in his terminated employment agreement.  The matter has been submitted to binding arbitration, to be administered by the American Arbitration Association pursuant to the terms of the terminated employment agreement.  The parties to the arbitration have selected the arbitrator.  The arbitration hearing is set for February 2002.  In October 2001, the arbitrator issued a discovery order pursuant to which the parties have been exchanging documents and witness lists in preparation for the arbitration hearing.  The settlement amount estimated by us has been accrued in the accompanying financial statements.  Although we intend to vigorously argue our position in the arbitration hearing and although the resolution of the claim is not expected to have a material effect on our financial position or future results of operations, there is no assurance that the results of the binding arbitration will be favorable to us or that the results will not have a material adverse effect on the Company.

On September 7, 2001, Hall Communications, Inc., a Nevada corporation, brought an action against us that is currently pending in District Court, Clark County, Nevada, Case No. A436907, Department XVII.  Hall Communications alleges that we failed to make payment of more than $299,111 for services and labor provided to us pursuant to a Letter Agreement wherein Hall Communications agreed to act as the Advertising and Marketing Agency of Record for us pursuant to the terms of the agreement.  In its complaint, Hall Communications alleges that (i) we breached the agreement; (ii) we have been unjustly enriched as a result of such breach; and (iii) we breached the implied covenant of good faith and fair dealing.  Hall Communications seeks payment for damages in excess of $10,000, exemplary or punitive damages in excess of $10,000, attorneys’ fees and costs and such further and other relief, as the court deems proper.  On October 9, 2001, we filed an answer and counterclaim to Hall Communications’ complaint in which we denied the allegations and alleged that Hall Communications breached the agreement and the implied covenant of good faith and fair dealing.  We are seeking payment for damages in excess of $10,000, exemplary or punitive damages in excess of $10,000, attorneys’ fees and costs and such further and other relief, as the court deems proper.  Although we intend to vigorously defend the lawsuit and prosecute our claims against Hall Communications, we have held two settlement conferences with Hall Communications and may reach a settlement with Hall Communications.  Since the matter is in the early stages, we are unable to determine the potential impact of an adverse decision on our financial condition or future results of operations.

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

The initial public offering price was $6.50 per share for an aggregate sales price of $11,700,000.  We paid underwriting discounts and commissions of $906,750 and a non-accountable expense allowance of $117,000 to our underwriter and offering expenses of approximately $820,000.  None of the expenses related to the initial public offering were paid directly or indirectly to any of our directors, officers, general partners or their associates, or to any persons owning 10% or more of any class of our equity securities, or to any of our affiliates.  We received net proceeds from the initial public offering of approximately $9,860,000 after deducting the underwriting discounts and commissions and the offering expenses.

From the effective date of the Registration Statement through the nine months ended September 30, 2001, we have used all of the $9,860,000 of net proceeds from the initial public offering as follows:

Use of Proceeds to Date	Amount
Funding for production and installation of eRoomSystems, Refreshment Centers and eRoomSafes	$2,893,285
Repayment of a substantial portion of our outstanding indebtedness and related accrued interest	3,794,000
Payment of cash dividends on our Series A convertible preferred stock	226,917
Payment of cash dividends on our Series C convertible preferred stock	9,677
Advertising and promotional expenses	267,917
Research and development to improve our existing products and services and to develop our future products and services	258,745
General corporate purposes and working capital	2,409,558
Total	$9,860,000

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION.

Stock Purchase Plans.  During the first quarter of 2001, the following officers adopted “plans” under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, for the purchase of shares of our common stock:  David S. Harkness, Derek K. Ellis, and Gregory L. Hrncir.   In general, the plans for these officers provide for the purchase of shares of our common stock on a monthly basis in the aggregate amount of up to $2,000 per month.  Messrs. Harkness, Ellis and Hrncir have voluntarily elected to terminate their respective stock purchase plans.

Resignation of Stephen M. Nelson.  On August 28, 2001, Stephen M. Nelson resigned as our President and Chief Operating Officer.  The board of directors subsequently appointed David S. Harkness, the Chief Executive Officer and Chairman of the Board, as our President.  The position of Chief Operating Officer remains unfilled.

Listing Requirements.  Our common stock has been publicly traded on the Nasdaq SmallCap Market since August 3, 2000.  Since June 22, 2001, our common stock has failed to meet the minimum bid price requirement of $1.00 as required by the continued listing rules of the Nasdaq SmallCap Market.  Under the continued listing rules, a company whose securities fall below the minimum bid price or the minimum public float requirements for 30 consecutive business days are given a 90-day grace period to regain compliance.  A company may demonstrate compliance by meeting the applicable standard for a minimum of 10 consecutive business days.  If a company fails to regain compliance within the applicable timeframe, that company is subject to delisting.  On September 26, 2001, the Nasdaq Board of Directors approved an across-the-board moratorium on the minimum bid and public float requirements for continued listing on Nasdaq effective as of such date and until January 2, 2002.  Under the temporary relief provided by the new rules, companies will not be cited for bid price or market value of public float deficiencies. Companies currently under review for deficiencies or in the hearings process will be taken out of the process with respect to the bid price or market value of public float requirements.  No deficiencies will accrue during the proposed suspension process.  During this time, Nasdaq will consider whether it is appropriate to recommend further and more permanent action.  As a result of the foregoing, our common stock remains listed on the Nasdaq SmallCap Market despite failing to meet the minimum bid price requirement for continued listing thereon in effect prior to September 26, 2001.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Exhibits.

None.

(b)    Reports on Form 8-K.

On September 7, 2001, we filed a Current Report on Form 8-K dated August 28, 2001 with respect to the resignation of Stephen M. Nelson as our President and Chief Operating Officer.

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

eRoomSystem Technologies, Inc.
(Registrant)

Date:	November 13, 2001	By:	/s/ David S. Harkness
David S. Harkness
		Its:	President, Chief Executive Officer and Chairman