Form 10KSB
period 2001-12-31
EROOMSYSTEM TECHNOLOGIES INC
filed 2002-04-01
CIK 1110361

Use these links to rapidly review the document
TABLE OF CONTENTS
ITEM 7. FINANCIAL STATEMENTS.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2001
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 000-31037

eRoomSystem Technologies, Inc.
(Name of small business issuer in its charter)

Nevada	87-0540713
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
390 North 3050 East, St. George, Utah	84790
(Address and telephone number of principal executive offices)	(Zip Code)
Issuer's telephone number:	(800) 316-3070
Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.001 par value (Title of each class)
(Title of each class)

        Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

        State issuer's revenues for its most recent fiscal year:                  $2,762,754

        State the aggregate market value of voting stock held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. $9,950,442.04 ($1.19 per share as of March 18, 2002)

        State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Common Stock, $.001 par value                                                 10,739,158 shares as of March 18, 2002

DOCUMENTS INCORPORATED BY REFERENCE

        None.

i

PART I

ITEM 1.    DESCRIPTION OF BUSINESS.

  OVERVIEW

        eRoomSystem Technologies has developed and introduced to the lodging industry an intelligent, in-room computerized platform and communications network, or the eRoomSystem. The eRoomSystem is a computerized platform and processor-based system that is installed within our eRoomServ refreshment centers and designed to collect and control data. The eRoomSystem also supports our eRoomSafe, an electronic in-room safe. As part of our expanding line of products, we announced eRoomTray, an in-room ambient tray that can sell a wide variety of products at room temperature, and eRoomEnergy, an in-room digital thermostat that is designed to control virtually any fan coil unit or packaged-terminal air conditioner found in hotel rooms. We also intend to develop other applications and extensions to the eRoomSystem, including information management services and direct credit card billing and remote engineering and maintenance services.

        Our eRoomSystem and related products deliver in-room solutions that reduce operating costs, enhance hotel guest satisfaction and provide higher operating profits to our customers. The solutions offered by our eRoomSystem and related products have allowed us to establish relationships with many premier hotel chains. In addition to providing our customers with valuable in-room solutions, we offer a revenue-sharing program that allows us to partner with our customers. Through our revenue-sharing program, we are able to install our products at little upfront cost to the hotel property and share in the recurring revenues generated from the sale of goods and services related to our products.

        We have more than 14,500 eRoomServ refreshment centers and more than 7,000 eRoomSafes that are currently installed and active. These installations include many Marriott International flagship properties, such as the New York Marriott Marquis, the J.W. Marriott in Washington D.C. and the Marriott Camelback Inn, and in many other established hotel chains, such as Hilton, Carlson and Best Western. We have also recently installed our products at the Renaissance Hollywood Hotel, a 637 deluxe guestroom property, and the Palms, Las Vegas, a 42-story hotel-casino with 447 guestrooms and suites. In addition, we have entered into a purchase agreement to install our products at the new Pechango Resort & Casino, a 522-room property located in Temecula, California and a revenue-sharing agreement to install our products at the new Las Vegas Marriott Suites, a 278-room property near the Las Vegas Strip.

        Through our growing product line, our revenue-sharing program and network of independent sales representatives, we are expanding our relationships with existing customers and creating relationships with new hotel properties. We believe that our sales efforts provide us with the opportunity to install our eRoomSystem throughout the United States and, ultimately, internationally.

  OUR PRODUCTS AND SERVICES

  eRoomSystem

        Since our inception, it has been our objective to provide innovative in-room amenities to the lodging industry. Our technologies create an intelligent, in-room computerized platform and communications network that comprise our eRoomSystem. At the core of our eRoomSystem is our proprietary hardware and software that operate as a multi-tasking imbedded operating system. Our hardware and software can operate multiple devices and provide an interactive environment that allows the hotel guest to input and receive information.

        Installed as part of our eRoomServ refreshment center, the eRoomSystem provides the communication link between the hotel guest, our products, our file server located at the hotel (the eRoomSystem file server), the hotel's property management system, and the file server located at our headquarters (the eRoomSystem master file server). Our software is remotely upgradeable from our facilities, which reduces the need for costly onsite visits. We can also remotely adjust pricing, change messages on the liquid crystal display, lock and unlock our units and change the input touchpad layout.

From our facilities, we can determine whether our products are active and working properly and, in the event a participating hotel fails to pay any fees or otherwise violates the terms of its agreement, control the use of our products by locking the units.

        The eRoomSystem consists of a microprocessor, memory, input/output ports, communications transceiver, liquid crystal display, touchpad, power supply and our proprietary software. The proprietary architecture of our circuit boards has been designed to minimize the need for hardware upgrades. The eRoomSystem includes an embedded system processor that handles simple instructions and routes all billing functions and processor-intensive instructions to the eRoomSystem file server.

        The eRoomSystem provides a platform that collects information relating to the usage of our products. We expect that the eRoomSystem will be capable of supporting other functions such as the management of in-room energy, including heating, air conditioning, lighting and television and the establishment of a trouble-shooting system to manage in-room repairs and maintenance.

  eRoomServ Refreshment Centers

        Our eRoomServ refreshment centers consist of the eRoomSystem, a small absorption, compression or thermoelectric refrigeration unit and vending racks. Due to the modular design of our refreshment centers, we can insert our horizontal-based multi-vending rack or our newly introduced upright multi-vending rack. We offer many different models of our refreshment centers that each can be configured in several different ways. The horizontal-based multi-vending rack displays up to 33 different beverages and/or snacks and maintains a full appearance through its gravity-based design. Upon removal of a product, the gravity-based design uses the weight of the remaining products to cause the remaining products to roll or slide forward. The upright multi-vending rack displays up to 30 different beverages and/or snacks and provides an environment similar to that of a convenience store beverage cooler. In addition to the upright multi-vending rack, we have recently introduced the eRoomTray that allows hotel properties to vend a variety of products at room temperature within the eRoomSystem environment, including disposable cameras, film, souvenirs, maps and other sundries.

        Our eRoomServ refreshment center communicates through the eRoomSystem, which uses the hotel property's existing telephone lines, network cabling or cable television lines. Our eRoomServ refreshment centers operate as follows:

  •
  A hotel guest selects a beverage or snack from our eRoomServ refreshment center;

  •
  The purchase is either immediately confirmed on the liquid crystal display and acknowledged by an audible beep or subject to a countdown of a predetermined number of seconds prior to purchase confirmation;

  •
  The transaction information, such as product type, price and time of purchase, is simultaneously transferred to the eRoomSystem file server;

  •
  The eRoomSystem file server communicates on a real-time basis with the hotel's property management system and periodically with our eRoomSystem master file server; and

  •
  The hotel's property management system posts the purchase to the hotel guest's room account.

        The sales data from the eRoomSystem is transmitted to the eRoomSystem file server from which hotel employees can access real-time sales reports, inventory levels for restocking purposes and demographic data. As for the maintenance of our refreshment centers, the repair or replacement of any component of our refreshment center is relatively simple and is typically provided at no additional charge to the property pursuant to the terms of our service and maintenance agreement.

  eRoomSafe

        Our eRoomSafes are electronic in-room safes offered in conjunction with our eRoomSystem. The eRoomSafes have storage space large enough for laptop computers, video cameras and briefcases and include an encrypted electronic combination that can be changed by the hotel guest. The eRoomSafes utilize the eRoomSystem to interface with the eRoomSystem file server which, in turn, communicates with the hotel's property management system.

The following diagram represents the structure and communications network of our eRoomSystem, the eRoomSystem file server, the hotel property management system, and the eRoomSystem master file server:

  eRoomEnergy Management

        On April 19, 2001, we announced our agreement with INNCOM International, Inc., a leader in hotel guest-room control systems, through which INNCOM private-labels its e4 Smart Digital Thermostat for us as eRoomEnergy and will assist in the installation and maintenance of the units. The e4 Smart Digital Thermostat is designed to control virtually any fan coil unit or packaged terminal air conditioner found in hotel rooms and comes standard with an illuminated digital display, a Fahrenheit/Celsius button, one-touch temperature selection, an off/auto button, fan and display buttons. In addition to these user-friendly features, the e4 Smart Digital Thermostat includes five relays, optional on-board infrared transceiver and passive infrared occupancy sensor and is expandable to include functions such as humidity control, outside temperature display, refreshment center access reporting, occupancy reporting to housekeeping and automatic lighting control.

        We intend to integrate the e4 Smart Digital Thermostat with our eRoomSystem using the bi-directional capabilities of the eRoomSystem to communicate with the eRoomEnergy unit. Through our eRoomSystem hardware, a hotel property will be able to adjust the room temperature at check-in or check-out and cause the room temperature to automatically return to preset levels when a hotel guest leaves and returns to the hotel room during his or her stay. By adjusting the heating and air conditioning either up or down, typically by 4 to 8 degrees depending on the time of year, and turning off the television and lights when a room is unoccupied, a hotel property or other facility can realize measurable energy cost savings. Our initial installation of eRoomEnergy Management products will occur in the second quarter of 2002 at the new Pechango Resort & Casino in Temecula, California.

  eRoomData Management

        One of the byproducts of our technology is the information we have collected since our first product installation. To date, we have collected several million room-nights of data. The eRoomSystem file server collects information regarding the usage of our eRoomServ refreshment centers on a real-time basis. We use this information to help our customers increase their operational efficiencies.

The information we obtain is unique because we categorize the information according to specific consumer buying patterns and demographics.

        The information we collect has value in several key areas. First, we currently offer our customers, as part of our service and maintenance agreement, specific information about their guests' buying patterns and provide non-confidential information about other hotels in similar geographic regions. Second, as we continue to increase our installed room base, we believe that the information we collect will have value to the suppliers of goods sold in our refreshment centers, such as Coca-Cola, PepsiCo, Anheuser-Busch, Miller Brewing, Frito-Lay, Mars and others. Third, we intend to develop information services to categorize purchases in response to specific in-room advertising programs by such suppliers.

        Our lodging customers benefit in various ways from the information we provide. The hotels are responsible for restocking the goods sold from our refreshment centers. The real-time sales data generated by our refreshment centers helps the hotel maximize personnel efficiencies. The transfer of sales data to the hotel prevents guest pilferage and minimizes disputes over refreshment center usage, both of which are prevalent in the lodging industry, particularly with non-automated units. Finally, the ability to track product sales performance allows the hotel to stock the refreshment centers with more popular items, which generally leads to increased sales of product from the refreshment centers. Our system can provide reports on daily restocking requirements, daily, monthly and annual product sales statistics, overnight audits, inventory control and a variety of customized reports.

        We intend to develop strategic relationships with companies in the information services industry in order to maximize our proprietary information. We will consider utilizing third parties to assist us in the roll-out of our information services products.

  RESEARCH AND DEVELOPMENT; FUTURE PRODUCTS AND SERVICES

        At the core of our products and services is our proprietary software and hardware that make up our eRoomSystem. We currently have three software developers and two hardware engineers on our staff that focus on improving our software and hardware in response to feedback from our customers. In addition, in June 2001, we entered into an alliance with Tybera Development Group Inc., a software development and consulting firm, whereby Tybera will use its software development and application expertise to upgrade all of our current software and hardware products and develop new applications for future systems.

        The goal of our research and development is to generate value-added products and services to be delivered to our customers using the eRoomSystem platform. We believe that such additional products and services can be bundled with our eRoomSystem hardware or separately marketed to lodging industry customers to provide additional revenue sources for us.

        Consistent with our goal, we recently introduced the upright multi-vending rack to provide hotel guests with a format similar to that of a convenience store beverage cooler and the eRoomTray to permit hotel properties to offer goods other than beverages or snacks, such as disposable cameras, film, souvenirs, maps and other sundries. Although there is no timeframe for the introduction of additional products and services, we intend to develop:

        eRoomMaintenance.    Through the eRoomSystem hardware, we also intend to offer remote engineering and maintenance services. The eRoomSystem links each room to other areas of the property. By connecting each room to the front desk and to the engineering departments, we will create a management tool and communication link. When an in-room maintenance problem is discovered by engineering or housekeeping, the hotel employee will enter a code on the touchpad of our eRoomSystem, which will transmit the information to engineering and inform the front desk of a problem. If the problem is of a material nature, the front desk will hold the room until the repairs have been made. As soon as the problem is resolved, engineering or housekeeping will enter a code that notifies the front desk that the room has been repaired and is available for a guest.

        eRoomPersonnel.    We intend to design our eRoomSystem hardware to dispatch housekeeping in the most efficient manner while prioritizing the rooms that need to be cleaned. eRoomPersonnel will permit housekeepers to enter a room and input their personal codes on the eRoomSystem touchpad. eRoomPersonnel then proceeds to time how long it takes housekeeping to prepare the room. When completed, housekeeping inputs their codes again. The system then informs them which room needs to be cleaned next. If occupancy is high, eRoomPersonnel can direct housekeeping personnel to an unoccupied room that is scheduled for check-out. If occupancy is low and additional clean rooms are currently available, eRoomPersonnel can direct housekeepers to rooms that are temporarily unoccupied by guests who have elected to stay another night. This process optimizes housekeeping operations, minimizes guest disturbances and in turn saves both time and money.

        eRoomManagement.    Our eRoomSystem hardware has the capability to support standard credit card and smart card readers for direct billing to a customer's credit card, as well as other point of sale and automated teller-type functions. When we enter the healthcare and time-share industries, we intend to offer a direct credit card billing process. By placing a credit card reader adjacent to a hospital bed or in a time-share room, we intend to offer a billing solution previously unavailable. This billing process will allow healthcare and time-share properties to offer services and products similar to those found in hotel rooms, such as eRoomServ refreshment centers, eRoomSafes, on-demand movies, direct dial long distance and video games.

  SALES AND MARKETING

        Currently, we have more than 14,500 eRoomServ refreshment centers and over 7,000 eRoomSafes installed and active. Our installed base of products and services is due primarily to our network of independent and employed sales representatives. Through this network, we are able to leverage our limited resources and contact a wide range of hotel properties. We compensate our independent sales representatives with commissions and stock options based upon performance.

        As part of our corporate account strategy, we negotiate and enter into agreements with corporate hotel chains whereby we become a preferred or recommended vendor. As a result of these efforts, we have installed our products and services in many Marriott International flagship properties, such as the New York Marriott Marquis, the J.W. Marriott Lenox in Atlanta, the J.W. Marriott in Washington D.C. and the Marriott Camelback Inn in Scottsdale, and in many other established hotel chains, such as the Hilton, Carlson and Best Western. In addition, we are a recommended vendor for Carlson Worldwide Hospitality, representing Radisson Hotels Worldwide, Regent International and Country Inn and Suites.

        Our comprehensive marketing plan also focuses on creating direct relationships with the franchisees of corporate hotel chains and with larger, resort properties that are not affiliated with hotel chains. Due to the franchisor-franchisee relationship between many hotel chains and their hotel properties, many franchisees will make their own decisions as to whether to install in-room amenities. Accordingly, we use our contacts in the lodging industry to contact the hotel property managers directly. Similarly, since many larger, resort properties are not affiliated with corporate hotel chains, we attempt to identify such properties and demonstrate the value-added nature of our products and services. In this regard, we have recently installed our products at the Renaissance Hollywood Hotel, a 637 deluxe guestroom property, and the Palms, a 42-story hotel-casino in Las Vegas, Nevada with 447 guestrooms and suites. We have also entered into a purchase agreement to install our products at the new Pechango Resort & Casino, a 522-room property located in Temecula, California and a revenue-sharing agreement to install our products at the new Las Vegas Marriott Suites, a 278-room property near the Las Vegas Strip. Further, we will supplement our comprehensive marketing plan by continued attendance trade shows and placing industry specific advertisements.

        At the core of our sales and marketing strategies is our revenue-sharing program. Historically, we have derived our revenues through the sale of our products and services. However, since the lodging industry has been somewhat resistant to purchase our products because of the initial capital expenditure required, we have focused our business model on our revenue-sharing program. Our revenue-sharing program allows us to become partners with hotels by installing our products at little or no upfront cost and sharing the revenues generated from goods sold from, and usage of, our products. AMRESCO Leasing Corporation, or AMRESCO, has agreed to finance up to 150% of the cost of our products placed under our revenue-sharing program, subject to the satisfaction of funding requirements. The installed units will secure the financing of AMRESCO, which is payable over seven years. Through our revenue-sharing program, we permit hotel properties to install our products and the expandable platform at virtually no up-front cost, while creating a profit center for the food and beverage department and eliminating operational costs for the hotel property.

  SUPPLIERS AND ASSEMBLY

        We purchase various electrical and mechanical components, injection molded parts and basic cube refrigerators from various manufacturers and electronics firms. We currently obtain our components on a purchase order basis. Historically, our suppliers have been dependable and able to meet delivery schedules on time. We believe that, in the event we cannot obtain our components from our current suppliers, alternate suppliers can be located without incurring significant costs or delays.

        Our eRoomSystems, eRoomServ refreshment center and eRoomSafes require a limited amount of assembly. This assembly involves electronic assembly, wiring and testing. At our St. George, Utah facility, we are able to assemble up to 2,000 units monthly. Since our existing facility is not sufficient to meet our projected growth, we intend to establish two or more third party turnkey manufacturing sources with contract manufacturers.

  COMPETITION

        The market for in-room amenities in the lodging industry is very competitive, and we expect competition to intensify in the future. We face competition from companies that provide in-room video entertainment and information services, such as cable television, pay-per-view movies, video games and Internet services. We may also face competition from communications companies, such as cable companies, telecommunications companies and direct broadcast satellite companies, who may be able to modify their existing infrastructure to provide in-room entertainment and/or information services. Further, as technology is subject to rapid change, new technological advancements in components used for in-room services could adversely affect our growth strategy.

        eRoomServ Refreshment Centers.    We face intense competition from suppliers of automated minibars, such as Bartech Systems International, Minibar Systems and Dometic Corporation, and suppliers of honor bars, such as Dometic and Minibar Systems. The automated minibars permit sales to be automatically posted to a hotel guest's room account and provide real-time information and inventory data. Honor bars are small refrigerators where sales are manually posted to a hotel guest's room account by housekeeping services.

        Bartech offers the e-Fridge™ network system that is similar to our system in that it has a processor by which the hotel property can record transaction information through its in-room refrigerator. The e-Fridge™ has the ability to record all transactions, charge the folios of hotel guests and generate automatic refill reports. In addition, Bartech offers a revenue-sharing program, which offers properties the ability to install Bartech's products with no cash expenditure. Dometic and Minibar Systems offers the Auto Classic (a joint venture between Minibar Systems and Dometic) which provides transaction information to the hotel's property management system and inventory data to the hotel and may be locked remotely. Minibar Systems is principally a manufacturer of honor bars. However, Minibar

Systems does also offer the Door-Alert system which is a telephony-based system that allows a hotel property to track the number of times a minibar door has been opened.

        We compete with each of these companies for the placement of units in hotel rooms on the basis of price, service, technology and financing options. Many of our competitors have longer operating histories, larger customer bases, greater brand recognition and greater financial, research and development, manufacturing, marketing and technical resources.

        eRoomSafes.    The in-room safe industry is very competitive with competitors throughout the world. Each of our competitors in the refreshment center space offer in-room safes. In addition, ElSafe, Inc. is the market leader with approximately 400,000 safes installed worldwide with installations in over 45 countries. CISA Worldwide is another competitor, which maintains offices in the United States, Asia, the Middle East, Africa and Latin America. The principal products of ElSafe and CISA Worldwide are electronic safes, which allow the hotel guest to enter a combination to lock and unlock the safe instead of a key.

  INTELLECTUAL PROPERTY

        We rely on a combination of trademark and copyright law, trade secret protection and confidentiality and/or license agreements with our employees, customers and business partners to protect our proprietary rights in our products, services, know-how and information. We currently hold three patents, Patent Nos. 4,857,714, 4,883,948 and 4,939,352, filed under the name "Credit Card Storage System," all of which protect the use of our credit card technology. These three patents expire on August 14, 2006, November 27, 2006 and July 2, 2007, respectively. These patents have not been highly utilized in the lodging industry, but we believe they are important to our future product offerings in the healthcare and time-share industries. In addition, we have applied for trademarks and service marks for eRoomSystem, eRoomServ refreshment center, eRoomSafe, eRoomManagement, eRoomEnergy, eRoomData, eRoomAdvance, eRoomMaintenance and eRoomPersonnel. We have also registered our logo and have submitted two patent applications with respect to our eRoomServ refreshment centers.

        Our proprietary software consists of three modules and provides the operating system for our eRoomSystem. The first module is an operating system that permits messages to be scrolled on the flat panel display of our eRoomSystem and allows hotel guests to interface with our products. The second module is a Windows® based program that provides a communication link between our eRoomSystem, our products, our eRoomSystem hotel file server and the hotel's property management system. The third module is a Windows® based program that collects data from our eRoomSystem hotel file server and produces a wide-variety of management and operational reports. We are currently utilizing version 3.3 of our software that provides users with a friendly, easy-to-learn graphical environment and expands the report generating abilities for the property. We anticipate introducing version 4.0 later in 2002.

        We do not know if our patent applications or any future patent applications will be issued with the full scope of claims we seek, if at all, or whether any patents we receive will be challenged or invalidated. Our means of protecting our proprietary rights in the United States or abroad may not be adequate and competitors may independently develop similar technology. We cannot be certain that our services do not infringe on patents or other intellectual property rights that may relate to our services. Like other technology-based businesses, we face the risk that we will be unable to protect our intellectual property and other proprietary rights, and the risk that we will be found to have infringed on the proprietary rights of others.

  HISTORICAL SUMMARY

        We were originally incorporated under the laws of the State of North Carolina on March 17, 1993 as InnSyst! Corporation. On September 28, 1993, the operations of InnSyst! were transferred to

RoomSystems, Inc., a Virginia corporation, incorporated on August 12, 1993, or RoomSystems Virginia. On April 29, 1996, the operations of RoomSystems Virginia were transferred to RoomSystems, Inc., a Nevada corporation, or RoomSystems. Through an agreement and plan of reorganization approved by a majority of our stockholders dated December 31, 1999, RoomSystems became the wholly-owned subsidiary of RoomSystems International Corporation. Pursuant to this agreement and plan of reorganization, all shares of RoomSystems common stock, including all shares of common stock underlying outstanding options and warrants, Series A convertible preferred stock and Series B convertible preferred stock were exchanged for the identical number and in the same form of securities of RoomSystems International Corporation. On February 1, 2000, we changed our name from RoomSystems International Corporation to RoomSystems Technologies, Inc. Subsequently, on March 29, 2000, with the approval of our stockholders, we changed our name to eRoomSystem Technologies, Inc.

        We have three wholly-owned subsidiaries, eRoomSystem Services, Inc. (formerly RoomSystems), RSi BRE, Inc. and eRoomSystem SPE, Inc. eRoomSystem Services is our service and maintenance subsidiary that installs all of our products, provides electronic software upgrades to our customers, provides customer service and maintenance for our products and trains hotel personnel on the use and maintenance of our products. All of the outstanding shares of eRoomSystem Services common stock have been pledged to AMRESCO.

        RSi BRE was formed as part of the Equipment Transfer Agreement we entered into with RSG Investments, LLC, a privately-held company. RSi BRE currently holds approximately 2,270 eRoomServ refreshment centers and approximately 1,860 eRoomSafes. RSG Investments was granted the right to receive a maximum of $0.57 per eRoomServ refreshment center per day of the revenue realized from 2,050 of the eRoomServ refreshment centers held by RSi BRE. We have pledged the outstanding shares of RSi BRE common stock to RSG Investments and do not have control over RSi BRE. The board of directors of RSi BRE consists of a majority of outside directors. RSi BRE may not make cash distributions without the unanimous approval of its board of directors. We will gain control over RSi BRE when we satisfy our remaining obligations to RSG Investments. Once we make all such payments, or once RSG Investments accepts an offer of a lump-sum discounted to the present value of the payments, the ownership of the eRoomServ refreshment centers that are subject to the Equipment Transfer Agreement will be transferred from RSi BRE to us. We anticipate that RSi BRE would then be dissolved.

        eRoomSystem SPE was formed as part of our long-term financing arrangement with AMRESCO. eRoomSystem SPE will own all the products funded by AMRESCO under our revenue-sharing program. AMRESCO will take a senior security interest in all of the assets of eRoomSystem SPE. Unlike RSi BRE, we control eRoomSystem SPE and its financial results are consolidated with those of eRoomSystem Technologies and eRoomSystem Services.

  GOVERNMENT REGULATION

        We are subject to laws and regulations applicable to businesses generally, as well as to laws and regulations directly applicable to the lodging industry. These laws and regulations relate to qualifying to do business in the various states and in foreign nations in which we currently have, or propose to have, our products.

        Apart from laws and regulations applicable to us, some of our existing and potential customers are subject to additional laws or regulations, such as laws and regulations related to liquor and gaming, which may have an adverse effect on our operations. Due to the licensing requirements relating to the sale of alcohol in each state, the failure of any of our revenue-sharing partners to obtain or maintain its liquor license would result in the loss of revenue for our revenue-sharing partner and us. In addition, due to the heightened hotel-casino regulatory environment and our ongoing marketing to hotel-casinos, our operations may be subject to review by a hotel-casino's compliance committee to verify that its involvement with us would not jeopardize its gaming license. The regulatory compliance committee of a hotel-casino has broad discretion in determining whether or not to approve a transaction with a third party, which review typically includes the character, fitness and reputation of the third party and its officers, directors and principals. If our history or operations present problems for a hotel-casino, we would either have to expend resources to address or eliminate the concerns or forego the business.

  EMPLOYEES

        On January 26, 2001, we terminated the employment of fifteen employees in an effort to maximize operational efficiencies and reduce monthly expenses. In addition, we expanded the responsibilities of other positions to account for the terminations. We took a one-time restructuring charge of $418,606 in the fourth quarter of 2000, but estimate that the restructuring will result in a $1.1 million reduction in annual overhead. Subsequently, on October 11, 2001, we announced a reduction-in-force and other cost-cutting measures driven by the uncertainties in the weakening United States economy and the lodging industry. We terminated the employment of eight employees and modified the compensation of all of our sales representatives. We estimate that the measures taken should result in a monthly reduction in overhead of approximately $51,000.

        As a result of our restructurings, we currently employ 24 full-time and 2 part-time employees. Of those employees, we currently have five employees engaged in product assembly and propose to hire temporary employees as needed. Our in-house field operations staff installs our products at our customers' properties. Our field operations staff, which currently consists of six employees, also performs physical maintenance of our products under our maintenance agreements. Eventually, we will outsource a portion of the installation and maintenance of our products. None of our employees is subject to a collective bargaining agreement.

ITEM 2.    DESCRIPTION OF PROPERTY.

        We maintain our offices and a research and development and assembly facility located at 390 North 3050 East, St. George, Utah. This lease commenced on November 1, 1997 and expires on October 31, 2002. The current monthly lease rate is $10,000.

ITEM 3.    LEGAL PROCEEDINGS.

        We are, from time to time, parties to various legal proceedings arising out of our business. Apart from the following discussion, we believe that there are no proceedings pending or threatened against us which, if determined adversely, would have a material adverse effect on our business, financial condition, results of operations or liquidity.

        On March 28, 2001, we received a letter from our former chairman and chief executive officer, Steven Sunyich, in which he claims he is due certain severance and other payments pursuant to the terms of his terminated employment agreement. Mr. Sunyich claims that he is owed approximately $200,000 in severance payments and approximately $1,500,000 in payments related to a repurchase clause contained in his terminated employment agreement. The matter has been submitted to binding arbitration, to be administered by the American Arbitration Association pursuant to the terms of the terminated employment agreement. The parties to the arbitration have selected the arbitrator. In October 2001, the arbitrator issued a discovery order pursuant to which the parties have been exchanging documents and witness lists in preparation for the arbitration hearing. The arbitration hearing originally scheduled for February 2002 was postponed to at least April 2002 at the request of Mr. Sunyich. We have already accrued an estimated settlement amount in the accompanying financial statements. Although we intend to vigorously argue our position in the arbitration hearing and although the resolution of the claim is not expected to have a material adverse effect on our financial position or future results of operations, there is no assurance that the results of the binding arbitration will be favorable to us or that the results will not have a material adverse effect on us. If Mr. Sunyich's claim is successful, we may be liable for all or a part of the severance and other payments claimed by Mr. Sunyich.

        On September 7, 2001, Hall Communications, Inc., a Nevada corporation, brought an action against us in District Court, Clark County, Nevada, Case No. A436907, Department XVII. Hall Communications alleged that we failed to make payment of more than $299,111 for services and labor provided to us pursuant to a letter agreement wherein Hall Communications agreed to act as the Advertising Marketing Agency of Record for us pursuant to the terms of the agreement. In its complaint, Hall Communications alleged that: (i) we breached the agreement; (ii) we have been unjustly enriched as a result of such breach; and (iii) we breached the implied covenant of good faith and fair dealing. Hall Communications sought payment for damages in excess of $10,000, attorneys' fee and costs and such further and other relief, as the court deemed proper. On October 9, 2001, we filed an answer and counterclaim to Hall Communications' complaint in which we denied the allegations and alleged that Hall Communications breached the agreement and the implied covenant of good faith and fair dealing. We sought payment for damages in excess of $10,000, exemplary or punitive damages in excess of $10,000, attorneys' fees and costs and such further and other relief, as the court deemed proper. We reached a settlement with Hall Communications whereby we agreed to pay to Hall Communications $100,000 in twelve equal monthly payments and an option to purchase 200,000 shares of our common stock at $0.26 per share. The action pending in Nevada District Court, Clark County, Nevada is to be dismissed.

ITEM 4.    SUBMISSION OR MATTERS TO A VOTE OF SECURITY HOLDERS.

        Not applicable.

PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

        Our authorized capital stock consists of 50,000,000 shares of common stock, $0.001 par value; 5,000,000 shares of preferred stock, $0.001 par value; 500,000 shares of Series A convertible preferred stock, $0.001 par value; 2,500,000 shares of Series B convertible preferred stock, $0.001 par value; and 2,000,000 shares of Series C convertible preferred stock, $0.001 par value. Our current authorized capital was effected through an amendment and restatement of our articles of incorporation on March 29, 2000. As of March 18, 2002, there were 10,739,158 shares of common stock outstanding and no shares of any class of preferred stock outstanding.

  HIGH AND LOW CLOSING SALE PRICES OF OUR COMMON STOCK

        Prior to August 3, 2000, there was no public market for our common stock. In conjunction with our initial public offering, our common stock was accepted for listing on the Nasdaq SmallCap Market under the trading symbol "ERMS". As of March 18, 2002, our outstanding shares of common stock were held by approximately 426 stockholders of record.

        The following table sets forth the high and low bid information of our common stock, as reported by the Nasdaq SmallCap Market, during the periods indicated:

Calendar Quarter Ended	Low	High
September 30, 2000	$4.5000	$6.3750
December 31, 2000	$1.3125	$4.8750
March 31, 2001	$0.8400	$2.9400
June 30, 2001	$0.6900	$2.0000
September 30, 2001	$0.2300	$0.9700
December 31, 2001	$0.0700	$0.4600
March 31, 2002 (through March 18, 2002)	$0.2700	$1.2800

        The last reported sale price of our common stock on the Nasdaq SmallCap Market on March 18, 2002 was $1.19 per share. We are not aware of any public market for our options or warrants.

        Although our common stock is currently quoted on the Nasdaq SmallCap Market, there can be no assurance that an active or liquid trading market in our common stock will develop or, if developed, be sustained. Since June 22, 2001, our common stock has failed to meet the minimum bid price requirement of $1.00 as required by the continued listing rules of the Nasdaq SmallCap Market. Under the continued listing rules, a company whose securities fall below the minimum bid price or the minimum public float requirements for 30 consecutive business days is given a 90-day grace period to regain compliance. A company may demonstrate compliance by meeting the applicable standard for a minimum of 10 consecutive business days. If a company fails to regain compliance within the applicable timeframe, that company is subject to delisting. On September 26, 2001, the Nasdaq Board of Directors approved an across-the-board moratorium on the minimum bid and public float requirements for continued listing on Nasdaq effective as of such date and until January 2, 2002. As a result, our common stock remains listed on the Nasdaq SmallCap Market despite failing to meet the minimum bid price requirement for continued listing thereon in effect prior to September 26, 2001.

        On January 3, 2002, we received notice from the Nasdaq SmallCap Market that the minimum bid price of our common stock price fell below $1.00 per share and that the grace period to regain compliance was extended from 90 days to 180 days. In the event that the minimum bid price of our common stock fails to exceed the minimum bid price of $1.00 per share for a minimum of 10 consecutive business days prior to the expiration of the 180-day grace period, our common stock will be subject to delisting from the Nasdaq SmallCap Market.

  DIVIDEND POLICY

        We have never declared or paid any cash dividends on our common stock. Our board presently, and for the foreseeable future, intends to retain all of our earnings, if any, for the development of our business. The declaration and payment of cash dividends in the future will be at the discretion of our board and will depend upon a number of factors, including, among others, our future earnings, operations, funding requirements, restrictions under our credit facility, our general financial condition and any other factors that our board considers important. Investors should not purchase our common stock with the expectation of receiving cash dividends.

  RECENT SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS

        Effective December 31, 2001, we issued options to purchase an aggregate of 1,500,000 shares of our common stock, at $0.26 per share, the closing price of our common stock on December 31, 2001 to our officers, directors, employees and consultants. Of these options, we issued options to purchase 950,000 shares of our common stock to our officers, directors and their affiliates. The issuances of options to our officers, directors, employees and consultants were exempt under Section 4(2) and

Rule 701 of the Securities Act as transactions pursuant to a compensatory benefit plan or written compensation contract. As of the same date, options to purchase 950,000 shares of common stock were exercised by our officers, directors and their affiliates in exchange for the payment of $26,000 and the issuance of 5% full-recourse promissory notes in the original principal amounts of $221,000. For additional information related to the stock option grants and exercises as of December 31, 2001, see "Item 12. Certain Relationships and Related Transactions—Grant and Exercise of Stock Options on December 31, 2001."

        As of March 8, 2002, we completed a private placement of our common stock to certain accredited investors through which we issued 2,723,139 shares at a price of $0.52 per share for gross proceeds of $1,416,029. The private placement was priced as of the closing price on the trading day prior to February 21, 2002. The issuance of securities was exempt from registration in reliance on Section 4(2) of the Securities Act and Rule 506 of Regulation D of the Securities Act. We did not engage any underwriters with respect to the private placement of our common stock. We propose to use the proceeds from this private placement for general corporate purposes and working capital.

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

        The following discussion should be read in conjunction with our financial statements and the notes thereto.

  OVERVIEW

        eRoomSystem Technologies, Inc. is a Nevada corporation incorporated on August 31, 1999. Our core business is the development and installation of an intelligent, in-room computer platform and communications network, or the eRoomSystem, for the lodging industry. The eRoomSystem is a computerized platform and processor-based system designed to collect and control data. The eRoomSystem supports our fully-automated and interactive eRoomServ refreshment centers, eRoomSafes, and other proposed applications. In addition, we have expanded the products and services offered through the introduction of our eRoomEnergy products, the new eRoomServ upright multi-vending rack and the eRoomTray. Additional products and services will include information management services, additional in-room energy management capabilities, credit card/smart card capabilities for direct billing and remote engineering and maintenance services.

        Our products interface with the hotel's property management system through our eRoomSystem communications network. The hotel's property management system posts usage of our products directly to the hotel guest's room account. The solutions offered by our eRoomSystem and related products have allowed us to install our products and services in several premier hotel chains, including Marriott International, Hilton Hotels and Carlson Hospitality Worldwide, throughout the United States and internationally.

        One of the byproducts of our technology is the information we have collected since our first product installation. To date, we have collected several million room-nights of data. Through our eRoomSystem, we are able to collect information regarding the usage of our products on a real-time basis. We use this information to help our customers increase their operating efficiencies. Following the establishment of our core business, we also intend to market this information to suppliers of goods sold in our eRoomServ refreshment centers and to other users desiring information on the buying patterns of hotel guests for goods and services.

  DESCRIPTION OF REVENUES

        Historically, we have received substantially all of our revenues from the sale or placement under a revenue-sharing program of our products in hotels. We expect that these revenues will account for a substantial majority of our revenues for the foreseeable future. We also generate revenues from maintenance and support services. Our dependence on the lodging industry, including its guests, makes us vulnerable to downturns in the lodging industry caused by the general economic environment. Such a downturn could result in some hotels delaying or declining to purchase or place our products or failing to renew our maintenance agreements, or it could result in fewer purchases by hotel guests of goods and services from our products installed in hotels. Time spent by individuals on travel and leisure is typically discretionary for consumers and may be particularly affected by adverse trends in the general economy. The success of our operations depends, in part, upon discretionary consumer spending and economic conditions affecting disposable consumer income such as employment, wages and salaries, business conditions, interest rates, availability of credit and taxation.

        Previously, we have been restricted in our ability to market our products due to limited working capital. Prior to 1998, our marketing efforts focused primarily on selling our products. In 1998, as a result of the lodging industry's general lack of available financing or capital for the purchase of equipment, we modified our business model to emphasize our revenue-sharing program as our primary product placement program. As a result of our shift in focus to our revenue-sharing program, our gross revenues decreased in 1998 and 1999 and significantly greater capital requirements were added to our business model. However, our revenue-sharing program provides us with an ongoing seven-year revenue stream under each revenue-sharing agreement. Because many of our customers in the lodging industry traditionally have limited capacity to finance the purchase of our products, we designed our revenue-sharing program accordingly.

        Through our revenue-sharing plan, we install our products at little or no upfront cost to our customers and share in the recurring revenues generated from sales of goods and services related to our products. We retain the ownership of the eRoomServ refreshment centers and eRoomSafes throughout the term of the revenue-sharing agreements and the right to re-deploy any systems returned to us upon the expiration or earlier termination of the revenue-sharing agreements. We believe that our revenue- sharing program will increase future placements of our products; however, we cannot assure you that we will be successful in this effort.

        We have experienced substantial fluctuations in revenues from period-to-period as a result of limited working capital to fund the development, assembly of our products and to maintain sufficient component inventories. In addition to limited working capital, fluctuations in revenues have partially resulted from the transition to our revenue-sharing program under which revenues are recognized over the seven-year life of the contract instead of immediately upon installation of the product. We anticipate that over the next several years the majority of our revenues will result from the placement of our products pursuant to our revenue-sharing program, followed by sales and, to a lesser extent, from maintenance agreements. We project that we will receive approximately 60% of the recurring revenues from the sale of goods and services generated by our eRoomServ refreshment centers, eRoomSafes and eRoomTray solutions placed under the revenue-sharing agreements. Our customers receive the remainder of the recurring revenues. AMRESCO will be paid from our portion of the revenues pursuant to our financing agreement with AMRESCO.

        We have more than 14,500 eRoomServ refreshment centers and over 7,000 eRoomSafes installed in the United States and abroad. Of our installed base of units, we installed the following units in the years ended December 31, 2001 and 2000:

	2001			2000
PRODUCT	SALE	REVENUE SHARE	TOTAL	SALE	REVENUE SHARE	TOTAL
eRoomServ refreshment centers	1,485	1,511	2,996	2,090	1,820	3,910
eRoomSafe	667	1,238	1,905	907	2,103	3,010

        Following the establishment of our core business, we also plan to increase our revenues by bundling additional products and services with our current products, such as our in-room energy management system and information management services. We anticipate that as the installation base of our products increases, the marketability and value of the information we collect and manage will increase. We also expect to generate revenue from the packaging and marketing of our information-based data as our installation base expands. In addition, we intend to expand our sales and marketing efforts internationally and into the healthcare and time-share industries.

  REVENUE RECOGNITION

        Sales revenue from our products is recognized upon completion of installation and acceptance by the customer. Sales revenue from the placement of our eRoomServ refreshment centers and eRoomSafes under our revenue-sharing program are accounted for similar to an operating lease, with the revenues recognized as earned over the term of the agreement. In some instances, our revenue-sharing agreements provide for a guaranteed minimum daily payment by the hotel. We negotiate our portion of the revenues generated under our revenue-sharing program based upon the cost of the equipment installed and the estimated daily sales per unit for the specific customer. We seek a gross profit margin of 40% on the sale and placement through our revenue-sharing program of eRoomServ refreshment centers and eRoomSafes.

        We typically enter into installation, maintenance and license agreements with our customers. Installation, maintenance and license revenues are recognized as the services are performed, or pro rata over the service period. We defer all revenue paid in advance relating to future services and products not yet installed and accepted by our customers.

        We anticipate profit margins will increase as a result of greater placement of our products pursuant to our revenue share program. We also expect to improve our future profit margins if we are successful in obtaining revenues through the sale of higher-priced, higher-margin, value added products such as our in-room energy management system and our information management services. Lastly, we anticipate that our future profit margins will improve upon the successful migration of our product assembly to turnkey manufacturers.

        Maintenance fees are expected to constitute a greater percentage of total revenues in the future due to our focus on revenues generated from our revenue-sharing program, which requires maintenance agreements. Our installation, maintenance and license agreements stipulate that we collect a maintenance fee per eRoomServ refreshment center per day to be paid monthly. We expect to generate gross profit margins of approximately 40% from our maintenance-related revenues. We base this expectation on our historical cost of maintenance of approximately $0.04 per unit per day and, pursuant to our maintenance agreements, our projected receipt of not less than $0.08 per unit per day.

  DESCRIPTION OF EXPENSES

        Cost of product sales consists primarily of production, shipping and installation costs. Cost of revenue-sharing arrangements consists primarily of depreciation of capitalized costs for the products placed in service. We capitalize the production, shipping, installation and sales commissions related to the eRoomServ refreshment centers and eRoomSafes placed under revenue-sharing agreements. Cost of maintenance fee revenues primarily consists of expenses related to customer support and maintenance.

        Selling, general and administrative expenses include selling expenses consisting primarily of advertising, promotional activities, trade shows, travel and personnel-related expenses and general and administrative expenses consisting primarily of professional fees, salaries and related costs for accounting, administration, finance, human resources, information systems and legal personnel.

        Research and development expenses consist of payroll and related costs for hardware and software engineers, quality assurance specialists, management personnel, and the costs of materials used by these employees in the development of new or enhanced product offerings.

        In accordance with Financial Accounting Standards Board, or FASB, Statement of Financial Accounting Standards, or SFAS, No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," development costs incurred in the research and development of new software products to be sold, leased or otherwise marketed are expensed as incurred until technological feasibility in the form of a working model has been established. Internally generated capitalizable software development costs have not been material to date. We have charged our software development costs to research and development expense in our consolidated statements of operations.

  RESULTS OF OPERATIONS

        The following table sets forth selected statement of operations data as a percentage of total revenues for the years indicated:

	Year ended December 31,
	2001	2000
Statement of Operations Data:
Revenue:
Product sales	64.5%	85.6%
Revenue share arrangements	23.2	8.9
Maintenance fees	12.3	5.5

Total revenue	100.0	100.0

Cost of revenue:
Product sales	40.0	64.5
Revenue share arrangements	11.0	3.1
Maintenance	13.2	4.6

Total cost of revenue	64.2	72.2

Gross margin	35.8	27.8

Operating expenses:
Selling and general and administrative	94.5	118.7
Restructuring costs	0.0	14.0
Research and development	15.7	12.2
Non-cash compensation	5.0	18.9

Total operating expenses	115.2	163.8

Loss from operations	(79.4)	(136.1)

Other income (expense):
Interest expense	(3.6)	(46.0)
Write-off of note receivable	0.0	(13.4)
Equity in income of unconsolidated, wholly owned subsidiary	(7.5)	(0.5)
Interest and other income	2.1	4.9

Other expense, net	(9.0)	(55.0)

Net loss	(88.4)	(191.1)

Dividends related to convertible preferred stock	0.0	(187.8)

Loss attributable to common stockholders	(88.4)	(378.9)

  YEARS ENDED DECEMBER 31, 2001 AND 2000

  Revenues

        Product Sales—Our revenue from product sales was $1,781,664 in 2001 compared to $2,552,578 in 2000, representing a decrease of $770,914, or 30.2%. The decrease in revenue from product sales was due, in part, to the reduction in the number of sales made in 2001 as compared to 2000 and our continued focus to place products pursuant to our revenue-sharing program. Also, in 2001, our new management spent considerable time resolving many customer service problems with installed hotel properties, improving our operational processes and procedures, reorganizing the company, analyzing and fixing existing software and hardware shortcomings, developing and testing new hardware solutions and locating suitable turnkey manufacturers.

        Revenue-Sharing Arrangements—Our revenue from revenue-sharing arrangements was $642,181 for 2001 and $266,730 for 2000, representing an increase of $375,451, or 140.8%. The increase in revenue from revenue-sharing arrangements was due primarily to the increased placement of our products pursuant to our revenue-sharing program. During the year ended December 31, 2001, we placed an additional 1,511 eRoomServ refreshment centers and 1,238 eRoomSafes pursuant to our revenue-sharing program.

        Maintenance Fee Revenue—Our maintenance fee revenue was $338,909 for 2001 and $164,332 for 2000, representing an increase of $174,577, or 106.2%. The increase in maintenance fee revenue was due primarily to the increased number of products maintained under our maintenance agreements.

  Cost of Revenue

        Cost of Product Sales Revenue—Our cost of product sales revenue was $1,104,734 for 2001 compared to $1,926,333 for 2000, representing a decrease of $821,599, or 42.7%. The decrease in the cost of product sales revenue was due to the reduced revenue from product sales from 2000 to 2001. The gross margin percentage on revenue from product sales revenue was 38.0% in 2001 compared to 24.5% for 2000. The increase in gross margin percentage on product sales revenue resulted from our improved efficiencies and the use of inventory-on-hand to fulfill sales made in 2001.

        Cost of Revenue-Sharing Revenue—Our cost of revenue-sharing revenue was $305,190 for 2001 and $91,558 for 2000, representing an increase of $213,632, or 233.3%. The increase in the cost of revenue-sharing revenue was due to the increased placement of our products pursuant to our revenue-sharing program. The gross margin percentage on revenue-sharing revenue was 52.5% in 2001 and 65.7% in 2000. The decrease in gross margin percentage on revenue-sharing revenue resulted from decreased refreshment center sales attributed principally to the reduction of lodging industry business at the end of 2001.

        Cost of Maintenance Revenue—Our cost of maintenance revenue was $365,111 for 2001 and $137,770 for 2000, representing an increase of $227,341, or 165.0%. The increase in the cost of maintenance revenue was due to the increased number of products under our maintenance agreements, the expense associated with the repair of a third party manufacturing defect and hardware and software fixes and upgrades. The gross margin percentage on maintenance revenues was (7.8%) in 2001 and 16.2% in 2000. The decrease in gross margin percentage was primarily due to the expense associated with the repair of a third party manufacturing defect and hardware and software fixes and upgrades.

        The changes and percent changes with respect to our revenues and our cost of revenue for the years ended December 31, 2001 and 2000 are as follows:

	For the Years Ended December 31,
				Percent Change
	2001	2000	Change
REVENUE
Product sales	$1,781,664	$2,552,578	$(770,914)	(30.2)%
Revenue-sharing arrangements	642,181	266,730	375,451	140.8%
Maintenance fees	338,909	164,332	174,577	106.2%

Total Revenue	2,762,754	2,983,640	(220,886)	(7.4)%

COST OF REVENUE
Product sales	1,104,734	1,926,333	(821,599)	(42.7)%
Revenue-sharing arrangements	305,190	91,558	213,632	233.3%
Maintenance	365,111	137,770	227,341	165.0%

Total Cost of Revenue	1,775,035	2,155,661	(380,626)	(17.7)%

GROSS MARGIN PERCENTAGE
Product sales	38.0%	24.6%
Revenue-sharing arrangements	52.5%	65.7%
Maintenance	(7.8)%	16.2%
Total Gross Margin Percentage	35.8%	27.8%

        Although the preceding table summarizes the net changes and percent changes with respect to our revenues and our cost of revenue for the years ended December 31, 2001 and 2000, the trends contained therein are limited to a two-year comparison and should not be viewed as a definitive indication of our future results.

  Operating Expenses

        Selling, General and Administrative—Selling, general and administrative expenses were $2,609,730 for 2001 and $3,540,749 for 2000, representing a decrease of $931,019, or 26.3%. Selling, general and administrative expenses represented 94.5% of our total revenues in 2001 and 118.7% of our total revenues in 2000. The decrease in selling, general and administrative expenses was primarily due to the restructurings we implemented in January 2001 and October 2001. As a result of the January 2001 restructuring, we took a one-time restructuring charge of $418,606 in the fourth quarter of 2000.

        Non-Cash Compensation Expense—Non-cash compensation expense was $138,762 for 2001 and $564,674 for 2000, representing a decrease of $425,912, or 75.4%. The decrease in non-cash compensation expense is due primarily to the decrease in the number of options and warrants issued in 2001.

        Research and Development Expenses—Research and development expenses were $432,800 for 2001 and $364,960 for 2000, representing an increase of $67,840, or 18.6%. The increase in research and development expenses was primarily due to the continued effort to fix and upgrade our hardware and software solutions. In addition, considerable focus was also given to the development of additional features to our eRoomServ refreshment centers, database upgrades and new product development. Research and development expenses represented 15.7% of our total revenue in 2001 and 12.2% of our total revenue in 2000.

        Other Expense, Net—Other expense, net was $250,838 for 2001 and $1,641,355 for 2000, representing a substantial decrease of $1,390,517, or 84.7%. The decrease in other expense, net was due primarily to the $1,271,935 decrease in interest expense as a result of the repayment of a significant portion of our indebtedness and the write-off of a stockholder receivable of $399,000, which became uncollectable in 2000.

  Loss Attributable to Common Stockholders

        We incurred losses attributable to common stockholders of $2,444,411 and $11,306,295 during 2001 and 2000, respectively. The $8,861,884 decrease in the loss attributable to common stockholders was due primarily to the $1,707,697 decrease in operating expenses, the $1,390,517 decrease in other expense, net and the absence of any dividends related to convertible preferred stock in 2001.

        We have continued to incur losses subsequent to December 31, 2001 and, as a result, have experienced an increase in accumulated deficit. We believe that we will continue to incur losses for a period of time.

  DIVIDENDS RELATED TO CONVERTIBLE PREFERRED STOCK

        During 1998, we obtained equity capital through the issuance of Series A convertible preferred stock which provided for annual cumulative dividends of 8%. The outstanding shares of Series A convertible preferred stock were converted to common stock upon the closing of our initial public offering in August 2000. In connection with the Series A convertible preferred stock, we recorded an additional dividend of $1.8 million in 2000 to reflect the contingent beneficial conversion feature of our Series A convertible preferred stock, a conversion feature that provides for conversion at a ratio greater than one-to-one. The dividends on Series A convertible preferred stock represented $18,541 in 1998, $144,000 in 1999 and $87,585 in 2000.

        During 1999, we obtained equity capital through the issuance of Series B convertible preferred stock which provides for annual cumulative dividends of 6%. The dividends on the Series B convertible preferred stock were payable in shares of common stock and represented $141,899 in 1999 and $275,679 in 2000. The outstanding shares of Series B convertible preferred stock were converted into 2,135,056 shares of common stock upon the closing of our initial public offering. The holders of Series B convertible preferred stock received a $1,249,008 beneficial conversion feature at the date of issuance and an additional $2,498,016 beneficial conversion feature on March 29, 2000 in connection with the modification of the conversion rate. We recognized dividends of $3,425,654 during 2000 related to the beneficial conversion feature of the Series B convertible preferred stock.

        During March and April 2000, we obtained equity capital through the issuance of Series C convertible preferred stock, which provided for annual cumulative dividends of 7%. The outstanding shares of Series C convertible preferred stock were converted into 178,318 shares of common stock upon the closing of our initial public offering in August 2000. Upon the closing of our initial public offering, $15,016 of dividends were payable.

  FINANCING ARRANGEMENT WITH AMRESCO LEASING CORPORATION

        In 1999, we entered into the amended and restated program agreement with AMRESCO, which represented an exclusive, post-installation, financing arrangement for the funding of units placed with domestic hotel customers under our revenue-sharing agreements. On May 11, 2000, we replaced this agreement with a master business lease financing agreement. Then, on February 23, 2001, we amended and restated the master business lease financing agreement and related exhibits. Under the terms of this agreement, we can finance up to 150% of the fully burdened cost to manufacture and install our products, through an open-ended line of credit, over the seven-year term of the agreement. AMRESCO may continue to securitize a portion or all of the outstanding funds under the financing arrangement. In the event of a securitization, a portion of the outstanding funds under the financing arrangement become asset-backed securities secured by the units and the revenues generated by the units. The funding under our financing arrangement with AMRESCO is made on a property-by-property basis.

        As part of the financing, we formed eRoomSystem SPE, a wholly-owned subsidiary. eRoomSystem SPE will own all the units funded by AMRESCO under revenue-sharing agreements. AMRESCO will take a senior security interest in the units financed under the financing agreement and all proceeds generated by and derived from those products.

        The interest rate for the funds under the financing arrangement is based upon the seven-year treasury rate plus an additional incremental rate that varies depending upon the total amount outstanding under the financing arrangement. The incremental rate will vary according to the thresholds provided in the following table:

THRESHOLD	INTEREST RATE
Aggregate fundings of less than $25 million	Seven-year treasury rate plus 12.5%
Aggregate fundings from $25 million and equal to $125 million	Seven-year treasury rate plus 10.0%
Aggregate fundings of more than $125 million and equal to $150 million	Seven-year treasury rate plus 8.5%
Aggregate fundings of more than $150 million and equal to $175 million	Seven-year treasury rate plus 7.5%
Aggregate fundings of more than $175 million	Seven-year treasury rate plus 6.5%

        The actual interest rate for the funding is determined on the date of funding by AMRESCO. For example, the first AMRESCO financing, which occurred on March 22, 2001 in the principal amount of $249,220, accrues interest at the rate of 17.57% per annum, which is equal to the seven-year treasury rate of 5.07% plus 12.5%. Since our initial funding and through December 31, 2001, we received additional fundings from AMRESCO in the aggregate principal amount of $1,427,495. In addition, pursuant to the terms of our agreement with AMRESCO, the outstanding loans were consolidated into a single credit enhancement note in the original principal amount of $1,496,708 bearing an interest rate of 17.19% per annum.

        Under our basic revenue-sharing program, a property must have average revenues of $0.90 per unit per day to satisfy the performance criteria of AMRESCO and to qualify for funding under this financing arrangement. The minimum average revenue of $0.90 is calculated as follows:

COLLECTION RATE	MINIMUM GROSS REVENUES PER DAY	AMOUNT TO EROOMSYSTEM TECHNOLOGIES	AMOUNT TO PROPERTY
90% of the first $0.78	$0.90	$0.702	$0.078
15% above the first $0.78	$0.90	$0.018	$0.102

	TOTAL	$0.720	$0.180

Accordingly, if a property were to generate revenues of $0.90 per unit per day, we would receive $0.72 per unit per day and the property would receive $0.18 per unit per day. Due to the historical performance of our units, we believe that the units placed pursuant to our basic revenue-sharing program will meet the performance criteria of AMRESCO and qualify for funding under our financing arrangement with AMRESCO.

        On December 21, 2001, the parent corporation of AMRESCO, AMRESCO Commercial Finance Inc., was acquired by NCS I, LLC through the bankruptcy proceedings involving the parent corporation. NCS I, LLC is owned jointly by Goldman Sachs Mortgage Co. and Fortress Investment Trust.

  LIQUIDITY AND CAPITAL RESOURCES

        On August 9, 2000, we consummated our initial public offering for 1,800,000 shares of common stock. We received gross proceeds of $11,700,000 and, after deducting underwriting discounts and commissions and offering expenses, net proceeds of approximately $9,860,000. The net offering proceeds were used for funding the production and installation of our products and services, the repayment of a substantial portion of our outstanding indebtedness and related accrued interest, the payment of cash dividends on our Series A and Series C convertible preferred stock, our advertising and promotional expenses, additional research and development to improve our existing products and services and to develop our future products and services, and general corporate purposes and working capital, including the payment of accounts payable incurred prior to the closing of our initial public offering. We used the net proceeds from our initial public offering through the nine months ended September 30, 2001. In addition to the funds received pursuant to our initial public offering, we have received $1,427,495 in fundings through our financial arrangements with AMRESCO in 2001 and $1,416,029 in gross proceeds from our private placement of common stock in March 2002. The funds from AMRESCO and our private placement have been and will be used to fund working capital and general corporate purposes.

        At December 31, 2001, our principal source of liquidity consisted of $1,031,232 of cash and $1,200,968 of working capital compared to $2,811,023 of cash and $2,560,823 of working capital at December 31, 2000. In addition, our stockholders' equity was $3,309,722 at December 31, 2001, compared to stockholders' equity of $5,599,471 at December 31, 2000, a decrease of $2,289,749. The decrease in cash, working capital and stockholders' equity reflects the continued use of cash by our operations since our initial public offering in August 2000 and the current inability to generate sufficient revenue to sustain our operations.

        Our accumulated deficit increased from $24,990,336 at December 31, 2000 to $27,434,747 at December 31, 2001. The increase in accumulated deficit resulted primarily from the net loss from operations for the year ended December 31, 2001. We anticipate that our accumulated deficit will continue to increase for a period of time.

        We used net cash of $1,725,729 in operating activities during the year ended December 31, 2001 compared to $4,285,183 of net cash used by operating activities during the year ended December 31, 2000. The $2,559,454 decrease in the use of net cash for operating activities primarily resulted from the $3,257,954 decrease in net loss, the $398,590 increase in distributions in excess of equity from RSi BRE and the $1,082,874 increase in net cash received from accounts receivable, offset, in part, by decreases in amortization of deferred financing costs, write-off of a stockholder receivable, non-cash compensation expense, interest expense paid by the issuance of our securities, inventories, prepaid expenses, accounts payable and accrued liabilities.

        Investing activities for the year ended December 31, 2001 used $1,347,536 of net cash compared to $1,094,245 used during the year ended December 31, 2000. The increase in net cash used in investing activities resulted primarily from the $346,624 increase in additions to eRoomServ refreshment centers in service, offset by the $93,333 decrease in purchases of property and equipment. We expect our investing activity to continue to increase in 2002 due to the proposed increase in the placement of our products under our revenue-sharing program. Additionally, we anticipate that we will experience a modest increase in our capital expenditures and lease commitments for property and equipment consistent with anticipated growth in operations, infrastructure and personnel.

        Financing activities provided $1,293,474 during the year ended December 31, 2001 compared to net cash of $8,077,199 provided during the year ended December 31, 2000. The primary source of cash during the year ended December 31, 2001 was our borrowings from AMRESCO Leasing Corporation, or AMRESCO, under the terms of our long-term equipment financing agreement, revenue generated by units installed pursuant to our revenue-sharing program and revenue from outstanding maintenance agreements. The decrease in net cash provided by financing activities during the year ended December 31, 2001 resulted primarily from the $9,326,218 received from our initial public offering and the $627,849 received from the issuance of preferred stock and warrants during the year ended December 31, 2000, offset, in part, by the payment of dividends of $233,248 and the repayment of indebtedness of $3,827,771.

        The placement of products under revenue-sharing arrangements is capital intensive. We estimate that we must place approximately 16,000 units pursuant to our revenue-sharing program in order to become profitable. As of March 18, 2002, we had 3,435 units placed pursuant to our revenue-sharing program. Although we received proceeds from our financing arrangement with AMRESCO and from our private placement common stock in February 2002, we will require additional cash to finance our planned expansion and capital expenditures. The need for additional working capital is due, in part, to the 90-day seasoning period prior to the receipt of funding from AMRESCO. We are exploring financing alternatives that may include institutional or other lending sources and private placements of debt or equity. There is no assurance that we will be able to obtain additional financing in order to fund our operations during the 90-day (or longer) seasoning period or that our customers will meet the minimum performance criteria established by AMRESCO as a pre-requisite to receiving any funding from AMRESCO. If we are unsuccessful in obtaining financing to fund operations during the 90-day (or longer) seasoning period or if we do not receive sufficient financing from AMRESCO, we may have to shift more placements of our units from revenue-sharing arrangements to product sales. No assurance can be given that we will be able to shift the placement of a sufficient number of our units from revenue-sharing arrangements to product sales in order to provide adequate liquidity. Based on the foregoing, we believe that we will have sufficient cash-on-hand and cash from future fundings with AMRESCO to sustain our routine business operations (excluding capital expenditures to meet our planned expansion) through the third quarter of 2002. In addition, although we expect to raise additional funds for working capital through private offerings of our equity or convertible debt securities, we have no assurance that adequate funds will be available on terms favorable to us, or at all.

        On January 26, 2001, we terminated the employment of seventeen employees in an effort to maximize operational efficiencies and reduce monthly expenses. In addition, we expanded the responsibilities of other positions to account for the terminations. We have taken a one-time restructuring charge of $418,606 in the fourth quarter of 2000, but estimate that the restructuring will result in an approximate $1.1 million reduction in annual overhead over the twelve months following the restructuring. Subsequently, on October 11, 2001, we announced a reduction-in-force and other cost-cutting measures driven by the uncertainties in the weakening United States economy and the lodging industry. We terminated the employment of eight employees and modified the compensation of our sales representatives. We estimate that the measures taken should result in a monthly reduction in overhead of approximately $51,000.

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

  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

        Our products require a limited amount of assembly at our facility in the United States. We purchase refrigerators from suppliers in the United States, Canada and China on a purchase order basis in U.S. Dollars. All other components for our products are purchased from suppliers based in the United States. Our products are primarily marketed in the United States, but we eventually intend to further expand our marketing to the international lodging market and to other industries domestically and internationally. As a result, our financial results could be affected by weak economic conditions in foreign markets. Because all of our revenues will be denominated in U.S. Dollars, a strengthening of the dollar could make our products less competitive in foreign markets.

        As we expand operations internationally, we will continue to evaluate our foreign currency exposures and risks and develop appropriate hedging or other strategies to manage those risks. We have not revised our current business practices to conform to Europe's conversion to the Euro.

RISK FACTORS

        We are subject to a high degree of risk as we are considered to be in unsound financial condition. The following risks, if any one or more occurs, could materially harm our business, financial condition or future results of operations. If that occurs, the trading price of our common stock could decline.

RISKS RELATED TO EROOMSYSTEM TECHNOLOGIES

        We have a history of significant operating losses and anticipate continued operating losses, and we may be unable to achieve profitability

        We have a history of significant operating losses and anticipate continued operating losses for the foreseeable future. For the years ended December 31, 2001 and 2000, we have incurred losses attributable to common stockholders of $2,444,411 and $11,306,295, respectively, and our operations have used $1,725,729 and $4,285,183 of cash, respectively. As of December 31, 2001 and 2000, we had accumulated deficits of $27,434,747 and $24,990,336, respectively.

        If our revenues decline or grow at a slower rate than we anticipate, or if our spending levels exceed our expectations or cannot be adjusted to reflect slower revenue growth, our business would be severely harmed. We cannot assure you that revenues will grow in the future or that we will generate sufficient revenues for profitability, or that profitability, if achieved, can be sustained on an ongoing basis.

        Given our recurring losses and accumulated deficits, we may be unable to continue as a going concern

        Our independent auditors issued a report on their audit of our consolidated financial statements for the years ended December 31, 2001 and 2000. Their report contains an explanatory paragraph in which they state that our history of recurring losses and our continued use of cash in operations raise substantial doubt regarding our ability to continue as a going concern. If we continue to generate significant losses from our operations, we may be unable to continue as a going concern.

        Since our revenue-sharing program increased our need for long-term financing, our ability to increase revenue or achieve profitability is dependent upon the satisfaction by our customers of minimum performance criteria during a 90-day seasoning period before AMRESCO will fund any individual loans under our long-term financing arrangement with them

        The emphasis of our business model on a revenue-sharing program significantly increases our need for long-term financing because we offer our products at little or no upfront cost to our customers. In order to address our long-term capital needs, we have entered into an exclusive post-installation financing arrangement with AMRESCO. Under the financing arrangement, AMRESCO will finance up to 150% of our costs for the eRoomServ refreshment centers and eRoomSafes installed at a property upon the completion of a 90-day seasoning period following installation and the satisfaction of pre-funding requirements.

        Prior to submitting a preliminary application for funding to AMRESCO, we identify properties that satisfy minimum performance, occupancy and liquidity requirements. Once an appropriate property is identified, we enter into a lease with the property, install our products and submit a preliminary application for funding. If our preliminary application is approved by AMRESCO, and following a 90-day seasoning period, we must submit a final application for funding to AMRESCO.

        On December 21, 2001, the parent corporation of AMRESCO, AMRESCO Commercial Finance Inc., was acquired by NCS I, LLC through the bankruptcy proceedings involving the parent corporation. NCS I, LLC is owned jointly by Goldman Sachs Mortgage Co. and Fortress Investment Trust. Although we have been advised that AMRESCO will honor its financing arrangement with us, AMRESCO has the power to determine, in its reasonable discretion, whether the units installed at a hotel property qualify for funding. There is no assurance that the acquisition by NCS I, LLC of

AMRESCO's parent corporation will not adversely affect our ability to receive further fundings from AMRESCO.

        If our customers fail to meet AMRESCO's requirements or if AMRESCO were to delay or refuse to provide our required financing, we cannot assure you that other long-term financing will be available in sufficient amounts or on terms acceptable to us, or at all. Our inability to obtain long-term financing may prevent us from placing additional products under our revenue-sharing program or manufacturing products for sale. In addition to our long-term financing arrangement and the remaining proceeds of our initial public offering, we may require additional short-term financing to cover the costs of the production and installation of our products until the completion of the 90-day seasoning period.

        We may be unable to increase our revenues or achieve profitability if we cannot successfully implement our revenue-sharing program or if the participating properties do not comply with the covenants regarding the placement of our products and competing vending machines

        We have traditionally relied upon the sale of our products. Over the last few years, we shifted the focus of our business model from product sales to our revenue-sharing program. Our business model is relatively new and our ability to generate profits is unproven. Under our revenue-sharing program, we offer our products at little or no upfront cost to our customers and share the revenue generated by our products over a seven-year period. Our success under our revenue-sharing program is dependent upon the participating hotel's compliance with covenants regarding the placement of our products, the location in the hotel and quantity of competing vending machines that sell goods similar to those in our eRoomServ refreshment centers, the price of goods sold through our refreshment centers and our ability to place a sufficient number of units pursuant to the program. We cannot assure you that our portion of the revenues generated will be sufficient to cover the costs to produce, install, maintain and finance our products.

        The interest rate for our long-term financing with AMRESCO may result in a higher interest rate than we may have been able to negotiate if we were stronger financially which will result in reduced operating and profit margins

        The financing arrangement we negotiated with AMRESCO may result in an interest rate higher than the interest rate we may have been able to negotiate if we were stronger financially. Due to the exclusive nature of this financing arrangement in the domestic lodging industry, our ability to obtain financing for revenue-sharing agreements at more advantageous interest rates during the seven-year term of the financing arrangement will be contractually restricted. The funds obtained through our financing arrangement will initially bear an interest rate equal to the seven-year treasury rate plus 12.5%. Through a consolidation of our loans with AMRESCO in March 2002, the amounts borrowed by us accrue interest at the rate of 17.19% per annum. Upon reaching certain predetermined thresholds of funds outstanding, the rate may be subsequently reduced as low as the seven-year treasury rate plus 6.5%.

        The loss of key personnel could have a material adverse effect on our operations

        We are dependent upon the abilities and efforts of certain management personnel, including David S. Harkness, Gregory L. Hrncir and Derek K. Ellis. Our future success will depend in part upon our ability to attract and retain qualified personnel to fill key sales, administrative and management positions. We currently do not carry key man life insurance on our management. There can be no assurance that we will be able to locate and retain key individuals in the event of the loss of such key individuals.

        We have received a claim for severance and other payments from our former chief executive officer and, if successful at arbitration, we may be required to make payments to our former chief executive officer

        On January 24, 2001, we terminated our former chief executive officer, Steven L. Sunyich, with cause. On March 28, 2001, we received a claim for $200,000 in severance payments and $1,500,000 in other payments from Mr. Sunyich. Pursuant to the terms of his terminated employment agreement, the matter has been submitted to binding arbitration, to be administered by the American Arbitration Association. If Mr. Sunyich's claim is successful, we may be liable for severance and other payments, which could have a material adverse effect upon our financial condition and results of operation. See "Item 3. Legal Proceedings."

        Our failure to maintain our current relationships with hotel chains, to develop new relationships with other hotel chains and to enter into definitive agreements with the franchisees of these hotel chains may result in our inability to increase revenues or achieve profitability

        Although we are a vendor of interactive computerized refreshment centers for a number of premier hotel chains, these arrangements may not generate any additional sales or placements of our products. Due to the franchisor-franchisee relationship between many hotel chains and their hotel properties, even if we establish an exclusive or preferred-vendor relationship with a hotel chain, we must also enter into definitive agreements with the franchisees of the hotel chain for the sale or placement of our products into the actual hotel properties. Further, our relationships with the hotel chains are arrangements that are subject to change. The failure to maintain our current relationships with hotel chains, secure additional relationships with hotel chains and enter into definitive agreements with franchisees of these hotel chains will harm our ability to install additional products and services and may result in our inability to increase revenues or achieve profitability.

        Our ability to establish third party turnkey manufacturing sources to meet our projected demand is dependent upon our limited experience in dealing with turnkey manufacturers and may affect the number of installations under our revenue-sharing program

        Our eRoomServ refreshment centers require a limited amount of assembly at our St. George, Utah facility. Since our existing facility is not sufficient to meet our projected growth, we will have to establish two or more third party turnkey manufacturing sources, or expand our assembly facility or hold orders for our products unfulfilled. We presently intend to establish third party turnkey manufacturing sources to meet our projected demand.

        If our installations increase significantly, our ability to establish sufficient turnkey manufacturing sources will be critical to our future success. The selection of suitable turnkey manufacturers is subject to our limited experience in dealing with turnkey manufacturers and is dependent upon our ability to identify turnkey manufacturers who can assemble our products on a timely basis and in a quality manner. We have had preliminary discussions with several third parties to establish turnkey manufacturing arrangements, but we have not entered into an agreement with any of them. We cannot assure you that we will be able to locate satisfactory turnkey manufacturing sources and, if located, that the additional costs of such turnkey manufacturing sources will not erode our ability to achieve profitability.

        We will be unable to deliver and install our products to meet our projected growth unless we successfully expand our existing infrastructure and recruit additional personnel from the small labor market of southern Utah

        By utilizing our financing arrangement with AMRESCO, we intend to expand our customer base for our current products and to develop and market new products and services. If we are successful, our business will require the implementation of expanded operational and financial systems, procedures and controls, billing functions, the training of a larger employee base, and increased coordination among our software, hardware, accounting, finance, marketing, sales and field service staffs. We will be unable to deliver and install our products to meet our projected growth unless we expand our existing infrastructure on a timely basis.

        Our assembly and service and installation departments are presently insufficient to assemble, install, manage and service our projected growth. While we are actively recruiting personnel for our assembly and service and installation departments to meet our future needs, southern Utah has a relatively small population base from which to hire qualified employees. If we cannot recruit additional personnel to meet our projected growth, or find one or more suitable third parties to assist us, we will not be able to deliver and install our products on a timely basis.

        We may not be successful in the expansion of our business to the healthcare and time-share industries as we have historically operated in the lodging industry

        We have traditionally focused our marketing efforts on the lodging industry. Following the establishment of our core business, we are proposing to expand the marketing of our eRoomSystem technology, eRoomServ refreshment centers and eRoomSafes to the healthcare and time-share industries. As we have little or no experience in these new industries, we may not be successful in marketing our products and services outside of the lodging industry. As a result, we will be confronted with challenges and competition that we have never faced before. We cannot assure you that we will be able to meet the new challenges and competitors associated with these new industries.

        We may not be successful in the expansion of our business as we have little or no experience with respect to our proposed new products and services, such as in-room energy management and coordination of housekeeping and engineering activities

        Part of our growth strategy consists of expanding our offerings to include products and services we have not provided in the past. For example, following the establishment of our core business, we plan to offer new products and services, such as advanced in-room energy management and coordination of housekeeping and engineering activities. As we have little or no experience with respect to these new products and services, we may not be successful in expanding our product offerings. As a result, we cannot assure you that we will be successful in expanding our products and services or that we will be able to meet the new challenges and competitors associated with the expansion of our products and services.

        Although we have entered into confidentiality and non-compete agreements with our employees and consultants, if we are unable to protect our proprietary information, such as the software and the hardware for our eRoomSystem technology and the information collected, against unauthorized use by others, our competitive position could be harmed

        We believe our proprietary information, including the software and the hardware for our eRoomSystem technology and the information collected is important to our competitive position and is a significant aspect of the products and services we provide. If we are unable to protect our proprietary information against unauthorized use by others, our competitive position could be harmed. We enter into confidentiality and/or non-compete agreements with our employees and consultants, and control access to and distribution of our documentation and other proprietary information. Despite these precautions, we cannot assure you that these strategies will be adequate to prevent misappropriation of our proprietary information. We could be required to expend significant amounts to defend our rights to proprietary information.

        Our ability to market our eRoomSystem products successfully to the international lodging industry is subject to our inexperience with, and lack of knowledge of, the international lodging industry, the relationships established by our competitors with hotel operators in Europe and the difficulties associated with the installation of our products

        Part of our growth strategy is to expand into the international lodging market. Our ability to initiate and maintain successful operations in international markets include, among others, compliance with foreign laws and regulations, fluctuations in foreign currency, general political and economic trends, and language and cultural differences. As the international lodging market represents only a small portion of our current business, we will have to allocate significant resources in order to promote our products internationally. Revenues from our current operations, let alone revenues from our proposed international operations, may not offset the expense of establishing and maintaining these international operations.

        We do not have sufficiently experienced management or sales personnel with relationships in international markets or knowledge of the respective laws, political and economic environment, language and cultural differences or buying patterns of customers in those markets to effectively market and sell our products in international markets. For example, Bartech Systems International and MiniBar Systems are the leaders in the minibar industry in Europe based on their established relationships with numerous hotels and correspondents. We may be required to enter into distributorship or other similar agreements for particular geographic areas. If so, we cannot assure you that we will be successful in soliciting the best distributors, or that if distributors are selected, that the additional costs of such distributors will not erode our ability to achieve profitable sales or revenue-sharing arrangements for the placement of our products.

RISKS RELATED TO OUR INDUSTRY

        We rely on the economic health of the lodging industry to generate sales and revenues, and any condition that may adversely impact the casino industry will adversely impact us

        Nearly all of our revenue is generated by the sale or placement of our products to existing hotels, new hotels or expanded hotels. The economic health of the lodging industry, and, therefore, our revenues, are affected by a number of factors beyond our control, including:

  •
  general economic conditions;

  •
  levels of disposable income of the hotel patrons;

  •
  acts of terrorism and anti-terrorism efforts;

  •
  increased transportation costs resulting in decreased travel by patrons;

  •
  changes or proposed changes in tax laws;

  •
  legal and regulatory issues affecting the development, operation and licensing of hotels; and

  •
  competitive conditions in the lodging industry, including the effect of such conditions on the pricing of products and supplies to hotels;

        These factors may impact the demand for our products and could materially affect revenues that we realize on the sale or placement of our products.

        Terrorist attacks or acts of war may seriously harm our business

        Terrorist attacks or acts of war may cause damage or disruption to our company, our employees, our facilities and our customers, which could significantly impact our revenues, costs and expenses, and financial condition. The terrorist attacks that took place in the United States on September 11, 2001 were unprecedented events that have created many economic and political uncertainties, especially to the lodging industry, some of which have materially adversely affected our business, results of operations, and financial condition and may do so again in the future. In particular, the lodging industry has been affected by the downturn in the tourist industry as a result of the September 11 attacks. Because our business is closely tied to the lodging industry, the long-term effects on our company from the September 11, 2001 attacks are unknown. The potential for future terrorist attacks, the national and international responses to terrorist attacks, and other acts of war or hostility have created many economic and political uncertainties, which could materially adversely affect our business, results of operations, and financial condition in ways that we currently cannot predict.

        The strength and profitability of our business depends on the overall demand for our products and growth in the lodging industry. Lodging industry revenues are sensitive to general economic conditions and generally rise or fall more rapidly in relation to the condition of the overall economy. Although we cannot accurately estimate the economic impact of the recent terrorist attacks at this time, the lodging industry has been negatively affected by the reduction in air travel and tourism, and we expect that any significant decline in the economic health or growth of the lodging industry will reduce demand for our products.

        We may experience reduced operating margins and loss of market share due to the intense competition from companies with longer operating histories, greater resources and more established brand names that market in-room amenities to the lodging industry

        The market for in-room amenities in the lodging industry is very competitive, and we expect competition to intensify in the future. Our competitors vary in size and in the scope and breadth of the products and services they offer. Our competitors include Bartech Systems International, Dometic Corporation, MiniBar Systems and ElSafe, Inc. Our competitors have longer operating histories, larger customer bases, greater brand recognition, and substantially greater capital, research and development, manufacturing, marketing, service, support, technical and other resources than we do. As a result, our competitors may be able to devote greater resources to marketing campaigns, adopt more aggressive pricing policies or devote substantially more resources to customer and business development than we can.

        We also anticipate additional competition from new entrants into the room management and related aspects of our business. In addition, we may, from time to time, make pricing, service or marketing decisions, or acquisitions as a strategic response to changes in the competitive environment. Our response to this increased competition may result in reduced operating margins and loss of market share.

RISKS RELATED TO OUR COMMON STOCK

        Our common stock has traded publicly on the Nasdaq SmallCap Market only since August 3, 2000 and, as a result, there can be no assurance that an active or liquid trading market will develop or, if developed, will be sustained

        Prior to August 3, 2000, there was no public market for our common stock. In conjunction with our initial public offering, our common stock was accepted for listing on the Nasdaq SmallCap Market. Although our common stock is currently quoted on the Nasdaq SmallCap Market, there can be no assurance that an active or liquid trading market in our common stock will develop or, if developed, be sustained. Since June 22, 2001, our common stock has failed to meet the minimum bid price requirement of $1.00 as required by the continued listing rules of the Nasdaq SmallCap Market. Under the continued listing rules, a company whose securities fall below the minimum bid price or the minimum public float requirements for 30 consecutive business days are given a 90-day grace period to regain compliance. A company may demonstrate compliance by meeting the applicable standard for a minimum of 10 consecutive business days. If a company fails to regain compliance within the applicable timeframe, that company is subject to delisting. On September 26, 2001, the Nasdaq Board of Directors approved an across-the-board moratorium on the minimum bid and public float requirements for continued listing on Nasdaq effective as of such date and until January 2, 2002. As a result, our common stock remains listed on the Nasdaq SmallCap Market despite failing to meet the minimum bid price requirement for continued listing thereon in effect prior to September 26, 2001.

        On January 3, 2002, we received notice from the Nasdaq SmallCap Market that the minimum bid price of our common stock price fell below $1.00 per share and that the grace period to regain compliance was extended from 90 days to 180 days. In the event that the minimum bid price of our common stock fails to exceed $1.00 per share for a minimum of 10 consecutive business days prior to the expiration of the 180-day grace period, our common stock will be subject to delisting from the Nasdaq SmallCap Market.

        Due to our need for additional financing, we intend to issue additional securities to provide our operations with additional working capital which, in turn, will have the effect of diluting the relative ownership of our existing stockholders

        We currently anticipate the need to supplement the revenue generated by our operations from proceeds through private or public offerings of our equity or convertible debt securities. The issuance of additional equity or convertible debt securities will have the effect of reducing the percentage ownership of our current stockholders. In addition, these equity or convertible debt securities may have additional rights, preferences or privileges to those of our common stock, such as registration rights. For example, through a private placement of our common stock in March 2002, we issued 2,723,139 shares of common stock and granted certain registration rights to the purchasers of said shares of common stock. In the event we are required to raise additional funds to support our operations, we cannot assure our stockholders that the additional funds will be available on terms favorable to the Company, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to fund operations or otherwise continue as a going-concern.

        Our executive officers and members of our board of directors beneficially own approximately 22.1% of the outstanding shares of our common stock and could limit the ability of our other stockholders to influence the outcome of director elections and other transactions submitted to a vote of stockholders

        Our executive officers and members of our board of directors beneficially own 2,377,442 shares of common stock, or approximately 22.1% of the outstanding shares of our common stock. These stockholders will have the power to influence all matters requiring approval by our stockholders, including the election of directors and approval of mergers and other significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control of eRoomSystem Technologies.

        Our stock price may fall as a result of the 5,921,713 shares of common stock, or approximately 55.1% of our outstanding common stock, that is currently eligible for sale

        Sales of a substantial number of shares of common stock in the public market could cause the market price for our common stock to decline. Of the 10,739,158 shares of common stock outstanding as of March 18, 2002, 321,875 shares have been registered pursuant to a selling stockholder registration statement and 1,800,000 shares were sold in our initial public offering, which closed on August 9, 2000. All of these shares, representing approximately 19.8% of our outstanding shares of common stock, are immediately available for resale.

        In addition to these shares and in light of existing lock-up arrangements, up to 3,784,838 shares, or approximately 35.2% of our outstanding shares of common stock, are available for resale in accordance with Rule 144(k) under the Securities Act. Further, 15,000 shares, or approximately 0.1% of our outstanding shares of common stock, are available for sale in the public market, subject to volume limitations, pursuant to Rule 144. These shares, along with the shares of common stock sold in our initial public offering and the shares registered in the selling stockholder offering, represent approximately 55.1% of our outstanding shares of common stock. As to our remaining shares, we have granted registration rights to the 2,723,139 shares issued as part of our private placement we closed in March 2002.

        Further, as of December 31, 2001, we had options and warrants outstanding to purchase 3,350,085 shares of our common stock, of which options and warrants to purchase 3,169,202 shares are immediately exercisable. Of the foregoing options, stock options to purchase 1,367,855 shares of common stock were surrendered on January 18, 2002 pursuant to our stock option exchange program. See Part III, "Item 10. Executive Compensation." The underlying shares of common stock will be available for sale one year after the date of exercise subject to the restrictions set forth in Rule 144 under the Securities Act, excluding options issued under our 2000 Stock Option and Incentive Plan, which will be registered on Form S-8 and may be exercised on a cashless basis. In addition, as of December 31, 2001, we had outstanding options and warrants to purchase 1,515,894 shares of our common stock for which the holders possess the right have the underlying shares registered by us.

        The sale of a substantial number of shares of our common stock within a short period of time could cause our stock price to fall. In addition, the sale of these shares could impair our abilities to raise capital through the sale of additional common stock.

ITEM 7.    FINANCIAL STATEMENTS.

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

[Hansen, Barnett & Maxwell Letterhead]

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and the Stockholders
eRoomSystem Technologies, Inc.

        We have audited the accompanying consolidated balance sheets of eRoomSystem Technologies, Inc. (a Nevada corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of eRoomSystem Technologies, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

        The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations. During the years ended December 31, 2001 and 2000, the Company had net losses of $2,444,411 and $5,702,365, respectively. During the years ended December 31, 2001 and 2000, the Company's operations used $1,725,729 and $4,285,183 of cash, respectively. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

HANSEN, BARNETT & MAXWELL

Salt Lake City, Utah
January 25, 2002, except for the second
paragraph of Note 13, as to which the
date is March 28, 2002

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

		December 31,
	Proforma December 31, 2001
		2001	2000
	(Unaudited)
CURRENT ASSETS
Cash	$1,070,974	$1,031,232	$2,811,023
Accounts receivable, net of allowance for doubtful accounts of $43,125 pro forma, and $23,638 and $24,000 at December 31, 2001 and 2000, respectively	496,619	424,343	773,715
Inventories	1,221,995	1,221,995	946,318
Prepaid expenses	274,477	274,477	217,520

Total Current Assets	3,064,065	2,952,047	4,748,576

REFRESHMENT CENTERS IN SERVICE, net of accumulated depreciation of $770,915 pro forma, and $396,258 and $120,343 at December 31, 2001 and 2000, respectively	3,808,220	2,489,016	1,762,245

PROPERTY AND EQUIPMENT
Production equipment	276,844	276,844	225,110
Computer equipment	237,966	237,966	216,482
Vehicles and other	78,586	78,586	67,316

	593,396	593,396	508,908
Less accumulated depreciation and amortization	(412,447)	(412,447)	(323,044)

Net Property and Equipment	180,949	180,949	185,864

INVESTMENT IN WHOLLY OWNED, UNCONSOLIDATED SUBSIDIARY	—	619,091	936,182
OTHER ASSETS
Patents and license rights, net of accumulated amortization of $357,707 and $290,208, respectively	114,783	114,783	182,282
Deposits	67,405	67,405	—

Total Other Assets	182,188	182,188	182,282

Total Assets	$7,235,422	$6,423,291	$7,815,149

See accompanying notes to consolidated financial statements.

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

LIABILITIES AND STOCKHOLDERS' EQUITY

		December 31,
	Proforma December 31, 2001
		2001	2000
	(Unaudited)
CURRENT LIABILITIES
Notes payable and current portion of long-term debt	$153,006	$153,006	$56,710
Current portion of capital lease obligations	12,875	12,875	28,091
Accounts payable	705,370	705,370	1,071,333
Accrued liabilities	523,742	506,939	856,691
Accrued interest	21,941	21,941	12,906
Customer deposits	292,481	292,481	89,258
Deferred maintenance revenue	58,467	58,467	72,764

Total Current Liabilities	1,767,882	1,751,079	2,187,753

LONG-TERM LIABILITIES
Long-term debt, net of current portion	2,151,743	1,356,415	2,269
Capital lease obligations, net of current portion	6,075	6,075	25,656

Total Long-Term Liabilities	2,157,818	1,362,490	27,925

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares outstanding	—	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized; 8,016,019 shares and 7,051,019 shares outstanding at December 31, 2001 and 2000, respectively	8,016	8,016	7,051
Additional paid-in capital	29,098,351	29,098,351	28,546,432
Warrants and options outstanding	1,885,102	1,885,102	2,036,324
Notes receivable from stockholders	(247,000)	(247,000)	—
Accumulated deficit	(27,434,747)	(27,434,747)	(24,990,336)

Total Stockholder's Equity	3,309,722	3,309,722	5,599,471

Total Liabilities and Stockholders' Equity	$7,235,422	$6,423,291	$7,815,149

See accompanying notes to consolidated financial statements.

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2001	2000
REVENUE
Product sales	$1,781,664	$2,552,578
Revenue-sharing arrangements	642,181	266,730
Maintenance fees	338,909	164,332

Total Revenue	2,762,754	2,983,640

COST OF REVENUE
Product sales	1,104,734	1,926,333
Revenue-sharing arrangements	305,190	91,558
Maintenance	365,111	137,770

Total Cost of Revenue	1,775,035	2,155,661

GROSS MARGIN	987,719	827,979

OPERATING EXPENSES
Selling general and administrative (exclusive of non-cash compensation expense)	2,609,730	3,540,749
Restructuring costs	—	418,606
Research and development	432,800	364,960
Non-cash compensation	138,762	564,674

Total Operating Expenses	3,181,292	4,888,989

LOSS FROM OPERATIONS	(2,193,573)	(4,061,010)

OTHER INCOME (EXPENSE)
Interest expense	(99,964)	(1,371,899)
Write-off of note receivable from stockholder	—	(399,000)
Equity in loss from unconsolidated, wholly owned subsidiary	(207,813)	(16,229)
Interest and other income	56,939	145,773

Other Expense, Net	(250,838)	(1,641,355)

Net Loss	(2,444,411)	(5,702,365)
Dividends Related to Convertible Preferred Stock	—	(5,603,930)

Loss Attributed to Common Stockholders	$(2,444,411)	$(11,306,295)

Basic and Diluted Loss Per Common Share	$(0.35)	$(2.73)

Basic and Diluted Weighted Average Common Share Outstanding	$7,063,101	$4,137,458

See accompanying notes to consolidated financial statements.

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

	2001		2000
	Shares	Amount	Shares	Amount
Series A Convertible Preferred Stock
Balance at Beginning of Year	—	$—	360,000	$1,332,953
Series A convertible preferred stock beneficial conversion dividend	—	—	—	1,800,000
Conversion of Series A preferred stock into common stock	—	—	(360,000)	(3,132,953)

Balance at End of Year	—	$—	—	$—

Series B Convertible Preferred Stock
Balance at Beginning of Year	—	$—	2,081,680	$6,171,196
Series B convertible preferred stock beneficial conversion dividend	—	—	—	3,425,654
Conversion of Series B preferred stock into common stock	—	—	(2,081,680)	(9,596,850)

Balance at End of Year	—	$—	—	$—

Series C Convertible Preferred Stock
Issuance of Series C convertible preferred stock and 42,500 warrants for cash at $2.83 per share	—	$—	196,150	$535,986
Conversion of Series C preferred stock into common stock	—	—	(196,150)	(535,986)

Balance at End of Year	—	$—	—	$—

Common Stock
Balance, Beginning of Year	7,051,019	$7,051	2,217,291	$2,218
Issuance to a supplier in settlement of a lawsuit	15,000	15	—	—
Exercise of stock options	950,000	950	—	—
Issuance of common stock and 180,000 warrants for cash	—	—	1,800,000	1,800
Issuance in connection with 2000 Bridge loan	—	—	200,000	200
Issuance for interest in connection with 90-day convertible notes, the 2000 Bridge loan and notes payable to stockholders	—	—	25,957	26
Issuance for services	—	—	777	1
Issuance for Series B convertible preferred stock dividend	—	—	68,169	68
Conversion of Series A preferred stock into common stock	—	—	553,846	554
Conversion of Series B preferred stock into common stock	—	—	2,135,056	2,135
Conversion of Series C preferred stock into common stock	—	—	178,318	178
Shares issued under anti-dilution agreement	—	—	12,230	12
Return of common stock as a result of a default on a note receivable from a stockholder			(140,625)	(141)

Balance at End of Year	8,016,019	$8,016	7,051,019	$7,051

See accompanying notes to consolidated financial statements.

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

	2001	2000
Additional Paid-in Capital
Balance at Beginning of Year	$28,546,432	$6,265,284
Issuance of common stock to a supplier in settlement of a lawsuit	15,885	—
Expiration of warrants and options	289,984	—
Exercise of stock options	246,050	—
Issuance of common stock and 180,000 warrants for cash	—	8,630,702
Issuance of common stock in connection with 2000 Bridge loan	—	440,341
Issuance of common stock for interest in connection with 90-day convertible notes and stockholders notes payable	—	87,086
Issuance of common stock for services	—	2,484
Issuance of Series C convertible preferred stock and 42,500 warrants for cash at $2.83 per share	—	31,875
Issuance for common stock for Series B convertible preferred stock dividend	—	275,609
Conversion of Series A preferred stock into common stock	—	3,132,399
Conversion of Series B preferred stock into common stock	—	9,594,715
Conversion of Series C preferred stock into common stock	—	535,808
Common stock issued under anti-dilution agreement	—	(12)
Return of common stock as a result of a default on a note receivable from a stockholder	—	(449,859)

Balance at End of Year	$29,098,351	$28,546,432

Warrants and Options Outstanding
Balance at Beginning of Year	$2,036,324	$728,538
Issuance of Series C convertible preferred stock and 42,500 warrants for cash at $2.83 per share	—	59,988
Issuance of common stock and 180,000 warrants for cash	—	470,572
Expiration of warrants and options	(289,984)	—
Issuance of warrants and options related to advertising agreement, financing activities and consulting	138,762	777,226

Balance at End of Year	$1,885,102	$2,036,324

Note Receivable from Stockholders
Balance at Beginning of Year	$—	$(840,000)
Stock options exercised with notes receivable from stockholders	(247,000)
Reserve for stockholder notes receivable	—	390,000
Return of common stock as a result of a default on a note receivable from a stockholder	—	450,000

Balance at End of Year	$(247,000)	$—

Accumulated Deficit
Balance at Beginning of Year	$(24,990,336)	$(13,684,041)
Series A convertible preferred stock dividend accrual	—	(87,583)
Series B convertible preferred stock dividend in the form of common stock	—	(275,677)
Series C convertible preferred stock dividend accrual	—	(15,016)
Series A convertible preferred stock beneficial conversion dividend	—	(1,800,000)
Series B convertible preferred stock beneficial conversion dividend	—	(3,425,654)
Net loss	(2,444,411)	(5,702,365)

Balance at End of Year	$(27,434,747)	$(24,990,336)

Total Stockholders' Equity at End of Year	$3,309,722	$5,599,471

See accompanying notes to consolidated financial statements.

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,444,411)	$(5,702,365)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	462,092	222,675
Interest expense paid by issuance of common stock, warrants, and stock options	—	167,005
Shares and options issued for lawsuit settlement	15,900	—
Interest paid from loan proceeds	37,768	—
Amortization of deferred offering, financing costs and accretion of debt discount	—	496,728
Write-off of note receivable from stockholder	—	390,000
Non-cash compensation expense	138,762	564,674
Distributions in excess of (undistributed) equity in income from unconsolidated subsidiary	317,091	(81,499)
Changes in operating assets and liabilities, net of transfers to unconsolidated subsidiary:
Accounts receivable	349,372	(733,502)
Inventories	(27,592)	(249,285)
Prepaid expenses	(56,957)	116,581
Accounts payable	(365,963)	153,318
Accrued liabilities	(340,717)	353,165
Customer deposits and deferred maintenance revenue	188,926	17,322

Net Cash Used In Operating Activities	(1,725,729)	(4,285,183)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to refreshment centers in service	(1,280,046)	(933,422)
Purchase of property and equipment	(67,490)	(160,823)

Net Cash Used In Investing Activities	(1,347,536)	(1,094,245)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	1,427,495	1,767,021
Principal payments on notes payable	(82,226)	(3,827,771)
Principal payments on capital lease obligations	(51,795)	(23,411)
Proceeds from issuance of common stock and warrants	—	9,766,759
Proceeds from issuance of preferred stock and warrants	—	627,849
Payment of dividends	—	(233,248)

Net Cash Provided by Financing Activities	1,293,474	8,077,199

Net Increase (Decrease) in Cash	(1,779,791)	2,697,771
Cash at Beginning of Year	2,811,023	113,252

Cash at End of Year	$1,031,232	$2,811,023

See accompanying notes to consolidated financial statements.

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	For the Years Ended December 31,
	2001	2000
Supplemental Cash Flows Information
Cash paid for interest	$53,161	$792,252

Non-Cash Investing And Financing Activities
Proceeds from notes payable applied to deposits	$67,405	$—
Sale of refreshment centers previously under revenue-sharing agreements	41,463	—
Property and equipment acquired by capital lease	16,998	—
Stock options exercised in exchange for notes receivable from stockholders	247,000
Accrued interest, accounts payable and payable to stockholder converted to notes payable	—	56,063
Transfer of assets from investment in unconsolidated subsidiary to refreshment centers in service	—	737,337
Transfer of notes payable and accrued interest to unconsolidated subsidiary	—	943,956
Cancellation of stockholder notes receivable and related accrued interest in exchange for return of 140,625 shares of common stock	—	450,000
Issuance of warrants for advertising agreement	—	135,144
Accrual of preferred stock dividends	—	378,276
Beneficial conversion feature on Series A and B Preferred Stock	—	5,225,654
Value of common shares issued as a dividend on Series B Preferred Stock	—	275,679
Conversion of Series A, B and C Preferred Stock into common stock	—	13,265,789

See accompanying notes to consolidated financial statements.

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION AND NATURE OF OPERATIONS

Organization and Principles of Consolidation

        eRoomSystem Technologies, Inc., is a Nevada corporation that was organized during 1999. Its wholly owned subsidiary, eRoomSystem Services, Inc., is a Nevada corporation ("eRoomSystem Services") that was organized in 1993.

        On May 10, 2000, eRoomSystem Technologies, Inc. formed a new bankruptcy-remote entity, eRoomSystem SPE, Inc. ("SPE"), as a wholly owned subsidiary. SPE was formed for the purposes of purchasing certain business leases and certain related eRoomServ refreshment centers, obtaining the rights, through licensing, to certain intellectual property relating to the use of the eRoomServ refreshment centers, and obtaining financing secured by pledging the business leases.

        The accompanying consolidated financial statements include the accounts of eRoomSystem Technologies, Inc. and its wholly owned subsidiaries eRoomSystem Services and SPE, after elimination of intercompany accounts and transactions. RSi BRE, Inc., a Nevada corporation and wholly owned subsidiary ("RSi BRE"), has not been consolidated in the accompanying financial statements since the Company does not have the ability to control RSi BRE's operations. RSi BRE has been accounted for under the equity method of accounting. eRoomSystem Technologies, Inc. and eRoomSystem Services and SPE are either collectively referred to as "eRoomSystem Technologies" or the "Company."

Unaudited Pro Forma Consolidation of RSi BRE

        The Company does not have operating control of RSi BRE and as a result, as further discussed in Note 3, RSi BRE is a special purpose entity that does not qualify for consolidation in the Company's financial statements under current accounting standards. Rather, the investment in RSi BRE has been accounted for under the equity method of accounting. Due to current issues and potential changes in accounting standards regarding consolidation of special purpose entities, the Company has determined that it is necessary to present and has presented the accompanying unaudited pro forma consolidated balance sheet to reflect the effects on the Company's consolidated balance sheet as of December 31, 2001 as though the investment in RSi BRE had been accounted for on a consolidated basis.

Nature of Operations and Related Risks

        The Company designs, assembles and markets a complete line of fully-automated eRoomServ refreshment centers and eRoomSafes traditionally installed in hotels. The eRoomServ refreshment centers and eRoomSafes use proprietary software, and patented credit card technology, that integrate with the data collection computer in each hotel.

        Since inception, the Company has suffered recurring losses. During the years ended December 31, 2001 and 2000, the Company had losses before preferred dividends of $2,444,411 and $5,702,365, respectively. During the years ended December 31, 2001 and 2000, the Company's operations used $1,725,729 and $4,285,183 of cash, respectively. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management is attempting to arrange debt and equity financing for use in operations. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

        The Company is subject to certain risk factors frequently encountered by companies that are in the early stages of developing a business line that may impact its ability to become a profitable enterprise. These risk factors include, among others:

  •
  The Company's business model is capital intensive and will require significant additional equity or debt financing. This additional funding may not be available in sufficient amounts or on acceptable terms to the Company, or at all.

  •
  The Company faces competition from companies that have substantially greater capital resources, research and development, manufacturing and marketing resources than the Company.

  •
  The Company's ability to implement its strategy is dependent upon its ability to retain key employees, ability to attract and retain additional qualified personnel and its ability to manage expansion effectively.

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates in the Preparation of Financial Statements

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Reclassification

        Certain amounts for the year ended December 31, 2000 have been reclassified in the Company's consolidated financial statements to conform to presentation at December 31, 2001.

Inventories

        Inventories include direct materials, direct labor and manufacturing overhead costs and are stated at the lower of cost (using the first-in, first-out method) or market value. Inventories consist of the following:

	December 31,
	2001	2000
Parts and raw materials	$860,839	$754,616
Work-in process	153,518	100,759
Finished goods	207,638	90,943

	$1,221,995	$946,318

        Provisions, when required, are made to reduce excess and obsolete inventories to their estimated net realizable values. Due to competitive pressures and technical innovation, it is possible that estimates of the net realizable value could change in the near term.

eRoomServ Refreshment Centers In Service And Property And Equipment

        eRoomServ refreshment centers (including eRoomSafes, if applicable) and property and equipment are stated at cost, less accumulated depreciation and amortization. Major additions and improvements are capitalized, while minor repairs and maintenance costs are expensed when incurred. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related assets, after taking into consideration residual values for eRoomServ refreshment centers, which are as follows:

eRoomServ refreshment centers in service	7 years
Production equipment	3 - 5 years
Computer and office equipment	3 - 7 years
Vehicles and other	7 years

        Depreciation and amortization expense related to eRoomServ refreshment centers in service and property and equipment was $394,593 and $191,399 for the years ended December 31, 2001 and 2000, respectively.

        On retirement or disposition of property and equipment, the cost and related accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is recognized in the statement of operations.

Cash Equivalents and Fair Value of Financial Instruments

        Cash equivalents include highly liquid debt investments with original maturities of three months or less, readily convertible to known amounts of cash. At December 31, 2001 and 2000, the Company had cash in excess of federally insured limits of $830,954 and $2,711,023, respectively. The Company had $100,277 of restricted cash to be distributed as loan repayments to a financing company as of December 31, 2001.

        The carrying amounts reported in the accompanying consolidated financial statements for cash, accounts receivable and accounts payable approximate fair values because of the immediate or short-term maturities of these financial instruments. The carrying amounts of the Company's debt obligations approximate fair value based on current interest rates available to the Company.

Capitalized Software Costs

        In accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" development costs incurred in the research and development of new software products to be sold, leased or otherwise marketed are expensed as incurred until technological feasibility in the form of a working model has been established. Internally generated capitalizable software development costs have not been material for the years ended December 31, 2001 and 2000. The Company has charged its software development costs to research and development expense in the accompanying consolidated statements of operations.

Patents and License Rights

        Patents and license rights are amortized on a straight-line basis over the estimated life of the related patents or licenses of seven years. Management evaluates the recoverability of these costs on a periodic basis, based on revenues from the products related to the technology, existing or expected revenue trends and projected cash flows. Amortization of patents and license rights was $67,499 for each of the years ended December 31, 2001 and 2000.

Deferred Offering and Financing Costs

        The Company capitalizes direct costs associated with the acquisition of debt financing. These costs are amortized over the life of the related debt as additional interest expense. If the underlying debt is repaid or extinguished prior to the scheduled maturity, the costs are removed from the accounts and considered in the determination of the gain or loss from extinguishment. Certain debt has been converted to equity and the related unamortized debt financing costs have been recorded as equity offering costs. The Company also capitalizes direct costs associated with the acquisition of equity financing which are netted against the actual equity proceeds.

Impairment of Long-Lived Assets

        The Company reviews its long-lived assets, including intangibles, for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The Company evaluates, at each balance sheet date, whether events and circumstances have occurred which indicate possible impairment. The Company uses an estimate of future undiscounted net cash flows from the related asset or group of assets over their remaining life in measuring whether the assets are recoverable. As of December 31, 2001, the Company does not consider any of its long-lived assets to be impaired.

Revenue Recognition

        The Company generates revenues from either the sale of eRoomServ refreshment centers and eRoomSafes or from leases of eRoomServ refreshment centers and eRoomSafes under revenue-sharing agreements. Under the revenue-sharing agreements, the Company receives a portion of the sales generated by the units and under certain agreements is guaranteed a minimum daily revenue amount. The Company also generates revenues from maintenance services.

        Revenue from the sales of eRoomServ refreshment centers and eRoomSafes are recognized upon completion of installation and acceptance by the customer. The revenue-sharing agreements are accounted for as operating leases with revenue being recognized as earned over the lease period. Maintenance revenue is recognized as the services are performed or pro rata over the service period. With respect to the sale of products, the maintenance services are not integral to the functionality of the eRoomServ refreshment centers and are at the option of the customer. Maintenance services are mandatory for eRoomServ refreshment centers placed under revenue-sharing agreements and are incorporated into those agreements. In connection with the revenue-sharing agreements, a portion of the revenues received by the Company are classified as maintenance fees based upon vendor-specific objective evidence of fair value. The Company defers revenue paid in advance relating to future services and products not yet installed and accepted by the customer.

Income Taxes

        The Company recognizes an asset or liability for the deferred tax consequences of all temporary differences between the tax bases of assets or liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the assets or liabilities are recovered or settled. These deferred tax assets or liabilities are measured using the enacted tax rates that will be in effect when the differences are expected to reverse. Deferred tax assets are reviewed periodically for recoverability and valuation allowances are provided, as necessary.

Recent Accounting Pronouncements

        In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25" ("FAS Interpretation No. 44"). FAS Interpretation No. 44 provides definitive guidance regarding accounting for stock-based compensation to non-employee directors. FAS Interpretation No. 44 allows non-employee directors to be treated as "employees" for purposes of applying APB Opinion No. 25. The Company has applied this interpretation to all issuances to non-employee directors. FAS Interpretation No. 44 also requires variable accounting for stock options modified to reduce their exercise price. These accounting standards have been applied to all periods in the accompanying financial statements.

Net Loss per Common Share

        Basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding. Unvested common shares are considered to be stock options for purposes of computing loss per share and are not included in the weighted-average number of common shares outstanding. Diluted loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares and the dilutive potential common share equivalents outstanding. Potential common share equivalents consist of shares issuable upon the exercise of stock options, warrants and shares issuable upon the conversion of convertible preferred stock.

        As of December 31, 2001 and 2000, there were options and warrants outstanding to purchase 3,350,085 shares and 2,976,560 shares of common stock, respectively, and 400,000 unvested common shares as of December 31, 2001, that were not included in the computation of diluted loss per common share as their effect would have been anti-dilutive, thereby decreasing the loss per common share.

NOTE 3—INVESTMENT IN RSI BRE

        Under the terms of a financing agreement referred to as the Equipment Transfer Agreement (the "Transfer Agreement") with RSG Investments, LLC ("RSG"), eRoomSystem Technologies formed a bankruptcy-remote entity, RSi BRE as a wholly owned subsidiary. The ownership of certain eRoomServ refreshment center units and the related revenue-sharing agreements were transferred to RSi BRE under the terms of an obligation to RSG. Under the Transfer Agreement, RSG receives $0.57 per unit per day of the revenue realized from the revenue-sharing agreements covering 2,050 of the eRoomServ refreshment center units over the remaining life of their seven-year revenue-sharing agreements. However, the $0.57 per unit per day is paid to RSG only after $0.11 per unit per day has been paid to the Company to cover property taxes and maintenance. To the extent that at least $0.68 per unit per day in revenue is not realized from the eRoomServ refreshment center units, the Company has no obligation to pay the difference to RSG. Rather, RSG is subject to the risk that revenues generated from the RSG units are not at least $0.68 per unit per day. To the extent that the revenue per unit per day exceeds $0.68, the incremental amount is paid to the Company.

        The Company is amortizing its obligation to RSG under the Transfer Agreement over the remaining life of the underlying revenue-sharing agreements using an estimated effective interest rate of approximately 41 percent. This estimated effective interest rate could fluctuate in future periods depending upon the level and timing of revenues generated from the eRoomServ refreshment center Units.

        Under the terms of the Transfer Agreement, the Company paid RSG $750,000 on August 15, 2000. Upon making the required payment, 750 additional units valued at $737,337 held by RSi BRE as collateral under the obligation to RSG were transferred to the Company. The remaining balance of the obligation to RSG of $914,615 was transferred to and assumed by RSi BRE at that date.

        The board of directors of RSi BRE is comprised of one appointee from the Company, one appointee from RSG and one independent appointee. All operating decisions, including disbursements, of RSi BRE require unanimous consent of RSi BRE's board of directors. As a result, the Company does not control RSi BRE. In accordance with EITF 96-16, "Investor's Accounting for an Investee When the Investor has a Majority of the Voting Interest But the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights," the Company has determined that RSi BRE does not qualify for consolidation in the Company's financial statements. Rather, the Company's investment in RSi BRE is reflected as an "Investment in Wholly Owned, Unconsolidated Subsidiary" in the accompanying consolidated balance sheet and is being accounted for under the equity method of accounting. At December 31, 2001 and 2000, the assets and liabilities of RSi BRE consisted of the following:

	December 31,
	2001	2000
Cash	$39,742	$170,288
Accounts receivable, net of allowance for doubtful accounts	72,276	137,406
Refreshment centers in service	2,090,118	2,090,118
Accumulated depreciation	(770,914)	(492,510)
Accrued liabilities	(16,803)	(54,505)
Notes payable to RSG	(795,328)	(914,615)

Net Assets	$619,091	$936,182

        For the years ended December 31, 2001 and 2000, the revenues and expenses of RSi BRE consisted of the following:

	December 31,
	2001	2000
Revenue-sharing agreement revenues	$438,769	$593,803
Depreciation	(278,404)	(316,586)
Other operating expenses	(135,700)	(205,958)
Interest expense	(251,118)	(94,249)
Interest income	18,640	6,761

Net Loss	$(207,813)	$(16,229)

NOTE 4—NOTES PAYABLE AND LONG-TERM DEBT

2000 Private Placement Offering

        On April 13, 2000, the Company issued $1,500,000 in subordinated promissory notes and issued 200,000 shares of common stock in a private placement offering. The Company received $1,472,500, net of offering costs of $27,500, from the private placement offering. The proceeds of the offering were allocated to the financial instruments issued based upon their relative fair values which resulted in $1,051,769 being allocated to the promissory note before the offering costs of $19,810 and $440,541 being allocated to the common stock. The Company also recorded a discount on the notes payable of $448,398, which was amortized as interest expense through August 9, 2000, the date the promissory notes were paid in full.

2000 Note Payable to Stockholder

        On February 15, 2000, the Company received a $500,000 loan from a company, wholly owned by a stockholder and subsequently a director of the Company. The loan was evidenced by a promissory note, bore interest at the rate of 10 percent per annum, matured on May 31, 2000 (subsequently extended to August 15, 2000) and was secured by the assets of the Company. In addition, the Company issued a warrant for the purchase of 18,750 shares of common stock, which is exercisable August 9, 2002 at $4.80 per share. The warrants issued were valued at $31,547 based upon their fair value measured using the Black-Scholes option pricing model with the following assumptions: 6.7 risk-free interest rate, expected dividend yield of 0 percent, 102.7 percent volatility and 2.4 years estimated life. The discount on the promissory notes resulting from allocating a portion of the proceeds to the warrants was immediately amortized to interest expense. The Company repaid the note on August 9, 2000.

2000 Convertible Promissory Notes

        During March and April 2000, $212,500 of convertible promissory notes were issued in connection with the Series C convertible Preferred Stock offering. These notes bore interest at 7% per annum, payable semi-annually and mature on December 31, 2001. These notes were convertible at the option of the holders into common stock at $5.52, commencing September 9, 2000. These notes were repaid on August 9, 2000 with the exception of $25,000, which was paid during 2001.

Financing Agreement

        Under the terms of a financing agreement with a finance company, the finance company has agreed to fund up to 150% of the Company's product costs for each eRoomServ refreshment center that has been in service for 90 days, subject to the related hotel customer meeting certain requirements and other conditions during that period. As part of the financing agreement, the Company formed SPE, a wholly owned, consolidated subsidiary. SPE owns all of the eRoomServ refreshment centers funded by the finance company as well as the related revenue-sharing agreements. The finance company has and will take a senior security interest in the eRoomServ refreshment centers financed under the financing agreement and the corresponding revenue-sharing agreements. SPE is obligated to repay the amount borrowed under the terms of a note payable corresponding to each funding, pursuant to the financing agreement over seven years, plus interest, at a variable interest rate determined at the time of each funding.

        During the year ended December 31, 2001, SPE borrowed $1,543,927 under the financing arrangement against the eRoomServ refreshment centers placed by the Company with hotel customers under qualified revenue-sharing agreements. The outstanding notes payable accrue interest at the seven-year U.S. Treasury Rate plus 12.5% per annum. The increment over the Treasury Rate will decrease as total borrowing in place exceeds $10,000,000. The outstanding payables are collateralized by eRoomServ refreshment centers with a carrying value of $1,962,039. The Company holds payment from hotel customers in several restricted bank accounts, and subsequently distributes the funds as loan repayments to the finance company and as cash deposits received. As of December 31, 2001, the Company had a total of $100,277 of restricted cash and a non-current deposit of $67,405 held at a bank that were designated for this purpose.

        Notes payable and long-term debt consists of the following:

	December 31,
	2001	2000
Notes payable to financing company, interest at 17.02% to 18.48% per annum, secured by eRoomServ refreshment centers held by SPE	$1,509,421	$—
1997 Notes	—	27,500
Note payable to a bank, interest at 10% per annum, due in monthly installments through June 2002, secured by vehicle	—	6,479
2000 Convertible promissory notes, secured by assets of the Company, bearing interest at 7% per annum	—	25,000

Total Notes Payable and Long-Term Debt	$1,509,421	58,979
Less: Current portion	(153,006)	(56,710)

	$1,356,415	$2,269

        Future maturities of notes payable and long-term debt are as follows:

Year Ending December 31,
2002	$153,006
2003	181,970
2004	216,419
2005	257,393
2006	306,130
Thereafter	394,503

Total	$1,509,421

NOTE 5—LEASES

Capitalized Lease Obligations

        Certain equipment is leased under capital lease agreements. The following is a summary of assets held under capital lease agreements:

	December 31,
	2001	2000
Property and equipment	$45,474	$103,602
Less: Accumulated amortization	(26,397)	(77,114)

	$19,077	$26,488

        The following is a schedule of future minimum lease payments under capital lease agreements together with the present value of the net minimum lease payments:

Year Ending December 31,
2002	$15,779
2003	6,167

Total net minimum lease payments	21,946
Less: Amount representing interest	(2,996)

Present value of net minimum lease payments	18,950
Less: Current portion	(12,875)

Long-term portion	$6,075

Operating Leases as Lessor

        The Company accounts for its revenue-sharing agreements as operating leases. As of December 31, 2001, the Company had two revenue-sharing agreements for which the customers were contractually obligated to pay minimum monthly payments. Agreements with all other customers provide for an allocation of revenues to the Company with no minimum monthly payment. Accordingly, the Company is unable to estimate future amounts to be received under these agreements.

        Future minimum payments to be received under contracts that provide for minimum monthly amounts were as follows as of December 31, 2001:

Year Ending December 31,
2002	$179,485
2003	179,485
2004	179,485
2005	179,485
2006	179,485
Thereafter	27,436

Total	$924,861

Operating Leases as Lessee

        The Company leases its operating facilities under a non-cancelable operating lease that expires during November 2002, but includes an option to renew the lease for five years. Rent expense for the years ended December 31, 2001 and 2000 was $115,383 and $128,494, respectively. Future minimum lease payments consist of $100,000 for the year ended December 31, 2002.

NOTE 6—INCOME TAXES

        The Company has paid no federal or state income taxes. The significant components of the Company's deferred income tax assets as of December 31, 2001 and 2000 are as follows:

	2001	2000
Deferred Income Tax Assets:
Net operating loss carryforwards	$6,424,094	$5,628,594
Reserves and accrued liabilities	157,247	223,961
Other assets	40,669	40,797

Total Deferred Income Tax Assets	6,622,010	5,893,352
Valuation allowance	(6,590,027)	(5,857,297)

	31,983	36,055

Deferred Income Tax Liability—Depreciation and amortization	(31,983)	(36,055)

Net Deferred Income Tax Asset	$—	$—

        The amount of, and ultimate realization of, the deferred income tax assets are dependent, in part, upon the tax laws in effect, the Company's future earnings, and other future events, the effects of which cannot be determined. The Company has established a valuation allowance against its deferred income tax assets. Management believes that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the realizability of these deferred income tax assets to warrant the valuation allowance.

        The following is a reconciliation of the amount of tax benefit that would result from applying the federal statutory rate to pretax loss with the benefit from income taxes:

	December 31,
	2001	2000
Benefit at statutory rate (34%)	$(831,046)	$(1,938,804)
Non-deductible stock option/warrant expense	48,969	199,273
Other non-deductible expenses and adjustments	7,546	8,988
Loss in wholly owned subsidiary	73,334	5,727
Change in valuation allowance	732,730	1,798,377
State tax benefit, net of federal tax benefit	(31,533)	(73,561)

Net Benefit From Income Taxes	$—	$—

        The following summarizes the tax net operating loss carryforwards and their respective expiration dates as of December 31, 2001:

2008	$44,057
2010	930,194
2011	2,188,074
2017	1,082,373
2018	3,635,513
2019	3,546,361
2020	4,522,972
2021	2,402,906

Total net operating loss carryforwards	$18,352,450

NOTE 7—COMMITMENTS AND CONTINGENCIES

Legal Matters

        In January 1999, the Company received $288,620 as a loan from an officer and a consultant. The proceeds were loaned to the officer and the consultant by the Riggs Family Partnership, a third party which had received the proceeds from an unregistered offering of the Company's common stock. Collectively, the loans from the officer and the consultant were subsequently converted into 102,242 shares of Series B convertible preferred stock and 77,353 shares of common stock. This unregistered offering was performed outside the Company. The Company has not been able to determine whether the unregistered offering was conducted with the benefit of a state or federal exemption from registration. The Company was not privy to any offering materials that may have been used or distributed with respect to the offering, and it has no independent knowledge regarding the status of the investors. The Company also maintains that it did not have any control over, or contractual relationship with, the Riggs Family Partnership. In the event a successful claim is asserted against the Riggs Family Partnership, as a result of the unregistered offering, the Company may be subject to a potential disgorgement of the proceeds received plus interest. No amount has been reclassified from stockholders' deficit to a liability in the accompanying financial statements for any possible payments, which may result from the outcome of this unasserted claim.

        On March 12, 2001, the Company reached a settlement of a lawsuit filed by a former supplier during March 1999. Under the terms of this settlement, the Company paid $85,000 in cash and issued 15,000 restricted common shares, with a value of $15,900, or $1.06 per share.

        On March 28, 2001, the Company received a letter from the Company's former chairman and chief executive officer, in which he claims he is due certain severance and other payments in the aggregate amount of approximately $1,700,000 pursuant to the terms of his terminated employment agreement. The matter has been submitted to binding arbitration per the terms of the terminated employment agreement with the arbitration hearing to occur in April 2002. Although the resolution of the claim is not expected to have a material effect on the Company's financial position or future results of operations, there is no assurance that the results of the binding arbitration will be favorable to the Company. In the event that the arbitrator finds in favor of the former chairman and chief executive officer, the Company may be exposed to a liability of up to approximately $1,700,000, the amount claimed by the former chairman and chief executive officer.

        On March 24, 2000, the Company entered into a letter of agreement with an advertising agency. Under the terms of the agreement, the advertising agency was to assist the Company in the development and implementation of the Company's creative design related primarily to the IPO and secondarily to its advertising, marketing and promotion. The agreement lasted for a term of one year and provided for the agency to be compensated as follows: the Company issued the agency a warrant to purchase 125,000 shares of common stock at $4.80 per share and the Company was to pay the agency $43,687 per month in cash. The warrants had demand registration rights after August 9, 2001. In addition, the Company also agreed to pay all outside expenses incurred by the agency, on behalf of the Company, which were estimated to be $450,000. The warrants issued were valued at $135,144 based upon their fair value measured using the Black-Scholes option pricing model with the following assumptions: 6.7 percent risk-free interest rate, 0 percent expected dividend yield, 83.41 percent volatility, and a 1.76-year estimated life. The Company charged the fair value of these warrants against the proceeds received as part of the IPO during August 2000.

        On September 7, 2001, the agency filed suit against the Company alleging that the Company failed to make payment of more than $299,111 for services and labor provided to the Company pursuant to the letter of agreement. The agency claims the services outlined in the letter of agreement were provided and that the Company breached the agreement and failed to honor its obligation to the agency. During February 2002, the Company has entered into a settlement agreement with the agency whereby the Company agreed to pay the agency $100,000 in twelve equal monthly payments and granted the agency an option to purchase 200,000 shares of common stock at $0.26 per share through December 31, 2006. These options were valued at $48,726 based upon their fair value measured using the Black-Scholes option pricing model with the following assumptions: 5.5 percent risk-free interest rate, 0 percent expected dividend yield, 161 percent volatility and a 5 year estimated life.

        The Company is also the subject of certain legal matters, which it considers incidental to its business activities. It is the opinion of management, after discussion with legal counsel, that the ultimate disposition of these legal matters should not have a material impact on the consolidated financial condition or results of operations of the Company.

Employment Agreements

        In January 2001, the company entered into and amended employment agreements with certain of its executive officers. The revised agreements are for periods through December 31, 2002 with an option to extend the terms for up to an additional 12 months upon mutual agreement of the Company and each executive officer. In the event of termination of employment without cause, each executive officer is entitled to cash compensation equal to three months of the then existing base salary under his respective employment agreement.

        On November 30, 2000, the Company entered into a severance agreement with an executive officer that terminated the officer's employment agreement. The severance agreement provided for severance payments of $67,795 to be provided to the executive officer. On January 29, 2001, the Company entered into a new employment agreement with the individual and agreed to pay the balance owed under the severance agreement.

        On December 31, 2001, the Company entered into a one-year employment agreement with its chief executive officer. As part of this agreement, the Company agreed to pay the officer a base salary of $150,000 and issued options to purchase 300,000 shares of common stock at $0.26 per share. These options vest over one year and are exercisable for ten years. The granting of the options will have no financial effect due to the exercise price being equal to the market value of the common stock on the date granted.

Registration Rights

        In connection with certain of its debt and equity offerings and the conversion of certain debt to equity, the Company has granted the holders of 321,875 shares of common stock and warrants to purchase 341,180 shares of common stock the right, subject to applicable terms and conditions, to require the Company to register their common stock on a best efforts basis (or equivalent common shares upon the exercise of the warrants) under the Securities Act for offer to sell to the public. Additionally, the Company has also granted certain stock and warrant holders the right to join in any registration of securities of the Company (subject to certain exceptions). With respect to the warrants to purchase 341,180 shares of common stock, the Company filed a registration statement on Form SB-2 (File No. 333-59492), declared effective by the Securities and Exchange Commission on May 9, 2001. Although none of these warrants have been exercised, a portion of these warrants began to expire in July 2001 with the remainder of the warrants expiring in March 2002.

        In connection with certain agreements and its IPO on August 9, 2000, the Company granted holders of 180,000 warrants to purchase common shares the rights, subject to applicable terms and conditions, to require the Company to register their common shares upon the exercise of the warrants under the Securities Act for offer to sell to the public. During 2001, the Company issued options to purchase 1,500,000 shares of common stock that gave the option holders the right to require the Company to register the common shares underlying the stock options under the Securities Act (and with all applicable states securities regulatory agencies) by June 30, 2002 and to maintain the effectiveness of that registration through the later of the exercise or expiration of the options. Subsequent to December 31, 2001, the Company issued 2,723,139 shares of common stock in a private placement and gave the purchasers the right, subject to applicable terms and conditions, to require the Company to register their shares of common stock under the Securities Act for offer to sell to the public. The Company is obligated to pay all offering expenses related to offerings requested by the stock, warrant and option holders under these agreements. The stockholders are obligated to pay all selling expenses.

Anti-Dilution Provisions of Stock Options

        During 2001, the Company granted stock options to purchase 1,500,000 shares of common stock, which options are protected from increases or decreases in the number of shares of common stock outstanding due to stock dividends, stock splits and reverse stock splits such that the exercise price of the options shall decrease or increase, respectively, and the number of shares that can be purchased by exercise of the options shall increase or decrease, respectively, in proportion to such increase or decrease in the number of shares of common stock outstanding.

NOTE 8—STOCKHOLDERS' EQUITY

Amendment to Articles of Incorporation

        On February 2, 2000, with stockholder approval, the Company filed articles of amendment to its articles of incorporation. The amended articles of incorporation authorized the Company to issue 500,000 shares of $0.001 par value Series A preferred stock, 2,500,000 shares of $0.001 par Series B preferred stock, 2,000,000 shares of $0.001 par value Series C preferred stock and 20,000,000 shares of $0.001 par value common stock. The Company's board of directors is authorized, without stockholder approval, to designate and determine the preferences, limitations and relative rights granted to, or imposed upon, each share of preferred stock which are not fixed by the amended articles of incorporation.

        On March 29, 2000, and corrected on May 30, 2000, the Company filed an amendment and restatement of the Company's articles of incorporation, as amended and restated on February 2, 2000. The amended and restated articles of incorporation: (i) changed the Company's name to "eRoomSystem Technologies, Inc."; (ii) increased the Company's authorized capital stock to 60,000,000 shares; (iii) increased the authorized number of shares of the Company's common stock from 20,000,000 shares to 50,000,000 shares; and (iv) authorized 5,000,000 shares of undesignated preferred stock at $0.001 par value.

Reverse Stock Splits

        On March 29, 2000, the Company's board of directors approved a three-for-four shares reverse stock split related to its common stock and common stock options and warrants. Additionally, in connection with the sale of the Series A and B convertible preferred stock, the holders of Series A and B convertible preferred stock were excluded from the effect of these reverse stock splits. The stock split has been retroactively reflected in the accompanying consolidated financial statements for all periods presented.

Note Receivable from Stockholder

        At March 31, 2000, the Company canceled a note receivable with a balance of $450,000 due from a stockholder that was used to purchase 140,625 shares of common stock. As consideration for the cancellation of the note, the 140,625 shares of common stock were returned to the Company by the stockholder and retired.

1998 Series A Convertible Preferred Stock Offering

        In January 1998, the Company issued 360,000 shares of Series A convertible preferred stock at a price of $5.00 per share and were converted into shares of common stock upon the consummation of the IPO at the conversion rate of $10.00 divided by $6.50. The outstanding shares of the Series A convertible preferred stock were converted into 553,846 shares of common stock on August 9, 2000.

        On November 14, 1998, holders of Series A convertible preferred stock commenced accumulating an 8% annual dividend. Upon closing the IPO, $250,124 of Series A convertible preferred stock dividends were due and payable, of which $235,811 were paid through December 31, 2001. The Company intends to pay the remaining Series A convertible preferred dividends upon the receipt from stockholders of their Series A convertible preferred stock certificates for conversion into common stock.

        Conversion of the Series A preferred shares was contingent upon an initial public offering that was outside the control of the stockholders. In accordance with EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," a contingent beneficial conversion feature was measured at the commitment date, but not recognized until the contingency was resolved. Accordingly, the Company deferred recording the beneficial conversion feature until the time of the IPO. In connection with the IPO, the Company recorded the contingent beneficial conversion feature of $5.00 per Series A share, or $1,800,000, as a dividend to the Series A convertible preferred stockholders.

1999 Series B Convertible Preferred Stock Offering

        From May through September 1999, the Company issued 2,081,680 shares of Series B convertible preferred stock at a price of $3.00 per share. Effective January 1, 2000 and in connection with the Series B convertible preferred stock offering, the Company agreed to pay an individual a finder's fee of $51,250 plus interest at 10 percent, which was payable from proceeds of the Company's initial public offering and agreed to issue an option to purchase 1,125 shares of common stock at an exercise price of $4.80 per share. Pursuant to the terms of the Series B convertible preferred stock, the shares were converted into shares of common stock upon the consummation of the IPO. On April 12, 2000, the certificate of designation for the Series B preferred stock was amended to modify the conversion rate to be determined by dividing $3.00 by 45 percent of the initial public offering price per share. As a result of the IPO price being $6.50 per share of common stock, the Series B convertible preferred stock was converted into 2,135,056 shares of common stock on August 9, 2000.

        The holders of the Series B preferred stock were entitled to an annual cumulative dividend of six percent, payable in common stock. The annual dividend requirement applicable to Series B convertible preferred stock outstanding prior to August 9, 2000 was $374,702, or $0.18 per share. For the year ended December 31, 2000, the Company accrued common stock dividends of 68,169 shares with a value of $275,677 related to the Series B convertible preferred stock.

        In accordance with EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," the Company determined that the holders of the Series B convertible preferred stock had received a beneficial conversion feature at the date of issuance. This beneficial conversion feature was valued at $1,249,008 and was accrued as a dividend between the date of issuance of the Series B convertible preferred stock and September 28, 2000, the date which the Series B convertible preferred stockholders have the right to convert their shares. By modifying the terms of the beneficial conversion feature, when the value of the common stock was $3.20 per share, the beneficial conversion feature was increased by $2,498,016. The increase to the beneficial conversion feature was accrued as a dividend from April 12, 2000 through August 9, 2000. During the year ended December 31, 2000, the Company recorded dividends of $3,425,654 to the Series B convertible preferred stockholders related to the beneficial conversion feature.

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

        The proceeds from the offering were allocated to the financial instruments issued, based upon their relative fair values, and resulted in an allocation of $164,169 to the promissory notes before offering costs of $17,382, $31,875 to the beneficial debt conversion feature, $535,986 to the Series C convertible preferred stock and $59,988 to the warrants. While the allocated value of the warrants was less than their fair value of $71,350, the fair value was measured using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 5%, expected dividend yield of 0%, volatility of 100%, and expected lives of 3.25 years. The debt issuance costs were amortized through August 9, 2000 and the discount on the promissory notes of $48,331 was amortized as interest expense through August 9, 2000.

        The Series C convertible preferred stock was issued at a stated value of $3.25 per share. The outstanding shares of Series C convertible preferred stock were converted into common stock upon the close of the IPO at the rate determined by $3.25 divided by 55% of the IPO price of $6.50 per share which resulted in the issuance of 178,318 shares of common stock.

        Dividends on the Series C convertible preferred stock accrued at 7% annually through August 9, 2000 and were payable in cash. Upon closing of the IPO, $15,016 of Series C convertible preferred stock dividends were payable of which $12,751 was paid through December 31, 2001. The Company intends to pay the remaining preferred dividends upon the receipt from stockholders of their Series C convertible preferred stock certificates for conversion into common stock.

2000 Common Stock Initial Public Offering

        On August 2, 2000, a registration statement for 1,800,000 shares of common stock became effective and, on August 9, 2000, the Company issued 1,800,000 shares of common stock to the public in connection with the IPO. The shares were issued at $6.50 per share before offering costs and commissions. In addition, the Company issued 180,000 warrants to the underwriter in connection with the IPO. The warrants are exercisable from August 2, 2001 through August 2, 2005 at $7.80 per share, with the exercise price subject to reduction if the Company issues common stock to others at less than the exercise price. The net proceeds from the IPO, after offering costs and commissions, totaled $9,103,074 and were allocated to the common stock issued and the warrants based upon their relative fair value. Accordingly, $8,632,502 was allocated to the 1,800,000 shares of common stock, and $470,572 was allocated to the 180,000 warrants. After adding back $88,000 in costs relating to the IPO during 1999 and $135,144 in non-cash offering costs, the Company received $9,326,218 in cash proceeds relating to the IPO.

        Although the amount allocated to the warrants was less than their fair value, the fair value of the warrants was $636,895 determined using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 6.0%, expected dividend yield of 0%, volatility of 62.49%, and expected lives of 4.0 years.

Other Equity Transactions

        On March 12, 2001, the Company reached a settlement of a lawsuit filed by a former supplier. As part of the settlement, the Company issued 15,000 restricted common shares with a value of $15,900 or $1.06 per share.

        On April 13, 2000, the Company issued 200,000 shares of common stock in connection with the issuance of a nine percent secured, subordinated promissory note in the principal amount of $1,500,000. The Company received $1,472,500, net of offering costs of $27,500, from the private placement offering. The proceeds from the offering were allocated to the financial instruments issued based upon their relative fair values and resulted in $440,541 being allocated to the common stock. The Company also recorded a discount on the notes payable of $448,398, which was amortized as interest expense through August 9, 2000.

        During the year ended December 31, 2000, the Company issued 4,116 shares of common stock to an employee who previously loaned money to the Company. The shares were issued as a payment of interest and the value of the shares issued was $14,250 or $3.46 per share. Additionally, the Company issued 21,841 shares of common stock to the holders of the 1999 Private Debt Offering who are entitled to receive shares for the payment of interest. The value of the shares issued as an interest payment was $72,862 or $3.33 per share.

        In June 2000, the Company issued 777 shares of common stock to an employee for services previously rendered. The shares were valued at $2,485 or $3.20 per share. During September 2000, the Company issued 12,176 shares of common stock to stockholders who had been protected from the effects of the reverse stock splits but who had not been previously identified. In October 2000, the Company issued 5,670 shares of common stock as an interest payment to an employee who loaned funds to the Company.

NOTE 9—STOCK OPTIONS AND WARRANTS

Stock-Based Compensation

        The Company accounts for stock options issued to directors, officers and employees under Accounting Principles Board Opinion No. 25 and related interpretations ("APB 25"). Under APB 25, compensation expense is recognized if an option's exercise price on the measurement date is below the fair value of the Company's common stock. For options that provide for cashless exercise or that have been modified, the measurement date is considered the date the options are exercised or expire. Those options are accounted for as variable options with compensation adjusted each period based on the difference between the market value of the common stock and the exercise price of the options at the end of the period. The Company accounts for options and warrants issued to non-employees at their fair value in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123").

Non-Employee Grants

        During 2001, the Company granted options to purchase 625,894 shares of common stock to non-employees for services and in settlement of a claim at prices ranging from $0.26 to $1.01 per share. The options generally vested on the dates granted and expire from June 2004 through December 2011.

        During the year ended December 31, 2000, the Company issued warrants and options to purchase 399,650 shares of common stock for financing, advertising and consulting services. Also during the year ended December 31, 2000, the Company issued options to purchase 314,626 shares of common stock to non-employees for consulting services. Exercise prices ranged from $4.00 to $9.60 per share.

Employee Grants

        On February 3, 2000, the Board of Directors adopted, and on March 29, 2000, a majority of the stockholders' approved adoption of the 2000 Stock Option Plan (the "2000 Plan") with 2,000,000 shares of common stock reserved for issuance there under. The 2000 Plan was amended and restated by the Board of Directors on June 6, 2000. The 2000 Plan, as amended, provides for both the direct award and sale of shares and for the grant of options to purchase shares. The Company's compensation committee administers the plan and has discretion in determining the employees, directors, independent contractors and advisors who receive awards, the type of awards (stock, incentive stock options or non-qualified stock options) granted, and the term, vesting and exercise prices. The exercise price for the options may be paid in cash or in shares of the Company's common stock that have been outstanding for more than six months, which shares are valued at their fair value on the exercise date. In the event of a change in control (as defined), all restrictions on awards issued under the 2000 Plan will lapse and unexercised options will become fully vested.

        During the year ended December 31, 2000, the Company granted options to purchase 1,395,776 shares of common stock to certain officers and employees of the Company pursuant to the 2000 Plan. These options vest from immediate to two years from date of grant. The related exercise prices range from $1.58 to $9.60 per share. The options are exercisable through August 2003.

        During 2001, the Company granted options to purchase 439,451 shares of common stock to employees under the 2000 Plan. The options are exercisable at $1.01 to $1.91 per share, vested during 2001 and are generally exercisable through June 2004. The Company also granted options that were not under the 2000 Plan to employees and directors to purchase 950,000 shares of common stock. The options vest over a one-year period from the date granted and are exercisable at $0.26 per share through 2011.

Cancellation and Exercise

        On January 7, 2002, the Company offered to exchange all options held by current employees, directors, independent sales representatives and key consultants to purchase shares of the Company's common stock with an exercise price per share of $1.50 or more for new options to be granted under the Company's 2000 Plan. Under the terms of the tender offer, the new options will be granted on or promptly after the first trading day that is at least six months and one day after the date the tendered options were accepted for exchange and cancelled. The exercise price of the new options will be equal to the closing market price of the common stock on the date of grant. Each new option will preserve the vesting schedule and the vesting commencement date of the option it replaces, if any, so that on the date the new option is granted and on any date thereafter, the holder will be vested in the new option to the same extent they would have been vested on that date had they retained their tendered option. As a result of the tender offer, options to purchase 1,367,855 shares of common stock exercisable from $1.51 to $9.60 per share were cancelled during January 2002 and the Company is obligated to grant new options in July 2002 for the purchase of 1,367,855 shares of common stock exercisable at the market price on the date they are granted, subject to the continued employment of the respective optionees on such date.

        In accordance with FAS Interpretation No. 44, the Company indirectly reduced the exercise price of 736,703 fixed options by canceling options in January 2002 in connection with the tender offer and by granting options to the same persons at lower exercise prices on December 31, 2001. As a result, the options will be accounted for as variable options until they are exercised, forfeited or expire.

        On December 31, 2001, officers (and a related entity owned by a director to whom an officer assigned 300,000 options), directors and a non-employee consultant exercised options to purchase 950,000 shares of common stock (including 636,578 variable options) at $0.26 per share under the terms of options granted on December 31, 2001, by payment of $26,000 in February 2002 and by issuing $221,000 of 5% full-recourse promissory notes to the Company. Principal and accrued interest on the promissory notes are due on December 31, 2005. In addition to the shares purchased with the notes, the notes are secured by 637,500 shares of common stock that have been held by the officers or the related entity for more than six months and by other assets. Inasmuch as the security for the notes is for the full amount of the notes and the officers and the related entity have sufficient assets or other means beyond the shares purchased to justify the recourse nature of the notes, the legal form of the recourse notes arrangement has been respected for accounting purposes and the options are considered to have been exercised.

        The options exercised on December 31, 2001 included the early exercise of 400,000 unvested options. The common shares issued upon the early exercise are subject to contingent repurchase call options held by the Company that will lapse at the time, and to the extent, the options vest. The Company may exercise the repurchase call option on the unvested portion of the common shares if the related officer terminates employment with the Company prior to the date the related options vest. Each call option is exercisable at the lesser of the fair value of the common stock on the date exercised or $0.26 per share. The unvested common shares issued upon the early exercise of the options are included in common stock outstanding in the accompanying consolidated balance sheet at December 31, 2001.

Compensation Expense

        During the years ended December 31, 2001 and 2000, the Company recognized compensation expense relating to stock options and warrants of $138,762 and $562,189, respectively. SFAS 123 requires the presentation of pro forma operating results as if the Company had accounted for stock options granted to employees under the fair value method prescribed by SFAS 123. The Company estimated the fair value of the stock options at the grant date using the Black-Scholes option-pricing model. The following weighted-average assumptions were used in the Black-Scholes model for the years ended 2001 and 2000, respectively: risk-free interest rate of 5.3 and 6.5 percent, dividend yield of 0 and 0 percent, volatility of 105 and 81 percent, and expected lives of 3.2 and 3.1 years.

        Following are the pro forma disclosures and the related impact on the net losses:

	Years Ended December 31,
	2001	2000
Loss attributable to common stockholders as reported	$(2,444,411)	$(11,306,295)
Loss attributable to common stockholders pro forma	(2,865,390)	(13,135,257)
Basic and diluted loss per common share as reported	(0.35)	(2.73)
Basic and diluted loss per common share pro forma	(0.41)	(3.17)

        Due to the nature and timing of option grants, the resulting pro forma compensation cost may not be indicative of future years.

Outstanding Stock Options and Warrants

        A summary of stock option and warrant activity for the years ended December 31, 2000 and 2001 is as follows:

	Options and Warrants	Exercise Price Range	Weighted-Average Exercise Price
Balance, December 31, 1999	866,508	$2.67 - 16.00	$4.39
Granted	2,110,052	1.00 - 9.60	5.98

Balance, December 31, 2000	2,976,560	1.00 - 16.00	5.53
Granted	2,015,345	0.20 - 1.91	0.58
Exercised	(950,000)	0.26 - 0.26	0.26
Forfeited	(86,483)	1.01 - 9.60	3.35
Expired	(605,337)	1.01 - 12.80	4.50

Balance, December 31, 2001	3,350,085	$0.20 - 16.00	$4.26

Exercisable, December 31, 2001	3,169,202	$0.20 - 16.00	$4.45

Weighted-average fair value of options granted during year ended December 31, 2001	$0.35

Weighted-average fair value of options granted during year ended December 31, 2000	$1.54

        A summary of stock option and warrant grants with exercise prices less than, equal to or greater than the estimated market value on the date of grant during the years ended December 31, 2001 and 2000 is as follows:

	Options and Warrants Granted	Weighted- Average Exercise Price	Weighted- Average Fair Value of Options and Warrants
Year Ended—December 31, 2001:
Grants with exercise price less than estimated market value	3,207	$0.20	$0.21
Grants with exercise prices equal to estimated market value	1,807,200	0.54	0.32
Grants with exercise price greater than estimated market value	204,938	0.96	0.57
Year Ended—December 31, 2000:
Grants with exercise price less than estimated market value	14,650	$1.84	$2.70
Grants with exercise price greater than estimated market value	2,095,402	6.03	1.54

        A summary of the options and warrants outstanding and exercisable as of December 31, 2001 follows:

Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.20 - 0.36	569,645	8.1 years	$0.26	402,984	$0.26
1.00 - 1.58	435,150	1.9 years	1.34	435,150	1.34
1.91 - 2.67	396,155	1.5 years	2.15	396,155	2.15
4.00 - 6.00	1,041,515	1.3 years	4.48	1,041,515	4.48
6.60 - 16.00	907,620	1.9 years	8.83	893,398	8.83

$0.20 - 16.00	3,350,085	2.7 years	$4.26	3,169,202	$4.45

NOTE 10—SEGMENT AND GEOGRAPHIC INFORMATION

        The Company has determined that it did not have any separately reportable operating segments as of December 31, 2001 and 2000. Revenues attributed to individual countries based on the location of sales to unaffiliated customers for the years ended December 31, 2001 and 2000 is as follows:

	December 31,
	2001	2000
United States	$2,686,528	$2,905,643
Other Countries	76,226	77,997

Total Revenue	$2,762,754	$2,983,640

NOTE 11—CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS

        The Company's historical revenues and receivables have been derived solely from the lodging industry. The Company offers credit terms on the sale of its eRoomServ refreshment centers and in connection with its revenue-sharing contracts. The Company performs ongoing credit evaluations of its customers' financial condition and does not require collateral from its customers. The Company maintains an allowance for uncollectible accounts receivable based upon the expected collectibility of all accounts receivable.

        During the year ended December 31, 2001, revenues from three customers accounted for 30, 28 and 10 percent of total revenues. During the year ended December 31, 2000, revenues from four customers accounted for 20.1, 19.6, 15.7, and 13.6 percent of total revenues.

NOTE 12—RESTRUCTURING COSTS

        Management and the Board of Directors determined in December 2000 to restructure the Company's operations in an effort to reduce operating costs. In connection with the restructuring, the Company modified certain executive employment agreements and terminated employment of several employees. As a result of the modifications and terminations, the Company recognized a restructuring charge of $418,606 during the fourth quarter of 2000.

NOTE 13—SUBSEQUENT EVENTS

        As discussed in Note 9, on January 7, 2002, the Company cancelled options to purchase 1,367,855 shares of common stock with a commitment to issue that same number of options in July 2002, exercisable at the then market price of the Company's common stock, subject to the continued employment of the respective optionees.

        In February 2002, the Company issued 2,723,139 shares of common stock for $1,416,029, or $0.52 per share, in a private placement offering.

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        Not applicable.

PART III

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

        The following information is furnished with respect to each member of our board and our executive officers who are not directors. There are no family relationships between or among any of our directors or executive officers. Each of our executive officers is an employee of eRoomSystem Technologies and serves at the discretion of our board.

  DIRECTORS AND EXECUTIVE OFFICERS

Name	Age	Position
David S. Harkness	36	President, Chief Executive Officer and Chairman of the Board
Derek K. Ellis	33	Chief Financial Officer and Treasurer
Gregory L. Hrncir	35	General Counsel, Vice President of Business Affairs and Secretary
Lawrence S. Schroeder	54	Director
Dr. Alan C. Ashton	59	Director
S. Leslie Flegel	62	Director
John J. Prehn	41	Director

        Set forth below are descriptions of the backgrounds of our executive officers and directors:

        David S. Harkness has served as our chief executive officer since December 2000, as our chairman of the board since March 2001 and as our president since August 2001. From December 2000 to March 2001, Mr. Harkness served as our vice chairman of the board. Since April 1999, Mr. Harkness has served as co-manager of Providence Management, LLC, which is manager of Ash Capital, LLC, an investment company controlled by Dr. Alan C. Ashton. From November 1997 to April 1999, Mr. Harkness served as executive vice president and chief financial officer of Bookcraft, Inc. From March 1996 to November 1997, Mr. Harkness served as vice president and director of marketing for Fonix Corporation. From January 1991 to March 1996, Mr. Harkness served in sales manager and product marketing director capacities at WordPerfect Corporation and Novell, Inc. Mr. Harkness received his Bachelor of Science in Business Management and International Finance from Brigham Young University.

        Derek K. Ellis has served as our chief financial officer and treasurer since August 1999. From December 2000 to March 2001, Mr. Ellis served as our secretary. Mr. Ellis also serves as chief financial officer, treasurer and secretary of eRoomSystem Services, Inc., as chief financial officer, treasurer, secretary and as a director of RSi BRE, Inc., and chief financial officer, treasurer and as a director of eRoomSystem SPE, Inc. In addition to his employment with us, Mr. Ellis has served as vice president of finance for John Laing Homes since October 2001, where such employment is to conclude by the end of the second quarter of 2002 and Mr. Ellis is to rejoin us full-time. From 1995 to 1997, Mr. Ellis served as the director of finance for IVY International Communications, Inc., Provo, Utah, formerly a division of Novell/WordPerfect. Mr. Ellis received his Bachelor of Science in Finance from the University of Utah.

        Gregory L. Hrncir has served as our general counsel since September 1999, and as our vice president of business affairs and secretary since March 2001. Mr. Hrncir previously served as our secretary from September 1999 to November 2000. Mr. Hrncir also serves as secretary of eRoomSystem Services, Inc., RSi BRE, Inc. and eRoomSystem SPE, Inc., and as a director of eRoomSystem Services, Inc. In 1999, Mr. Hrncir served as general counsel for PayStation America, Inc. Mr. Hrncir worked in private practice from 1994 through 1998, specializing in corporate and securities matters. Mr. Hrncir represented us from 1996 to 1998. Mr. Hrncir received his Bachelor of Science from Arizona State University and his Juris Doctor from Whittier College School of Law. Mr. Hrncir is a member of the Arizona and California State bars.

        Lawrence S. Schroeder has served as one of our directors since August 1999. Mr. Schroeder served as a director of eRoomSystem Services, Inc. from 1998 to March 2001. Since February 1999,

Mr. Schroeder has served as president, chief executive officer and a director of Desert Freeze, Inc., a juice processor in Sacramento, California, and, since August 1998, Mr. Schroeder has served as chairman of New World, Inc., an investment management firm in Las Vegas, Nevada. In addition, since 1992, Mr. Schroeder has been a private consultant to the hospitality, sports and other related industries. Mr. Schroeder is also a director of River Valley Productions, Kansas City, Missouri, and a director of Responsive Marketing & Communications, Chicago, Illinois. Mr. Schroeder received his Bachelor of Science in Business Administration from Huron College.

        Dr. Alan C. Ashton has served as one of our directors since August 2000. Dr. Ashton is also the principal member of Ash Capital, LLC. Dr. Ashton is the co-founder of WordPerfect Corporation, Orem, Utah. Dr. Ashton received a Bachelor of Science in Mathematics and a Ph.D. in Computer Science from the University of Utah. Dr. Ashton is a former computer science professor at Brigham Young University. Dr. Ashton has served on several company boards and is currently a director of Deseret Book Company, Candesa, NextPage, Whizbang Labs and Thanksgiving Point and appointed to the Utah Business and Economic Development Group.

        S. Leslie Flegel has served as one of our directors since August 2000. Mr. Flegel has been the chairman of board and chief executive officer of The Source Interlink Companies, Inc., St. Louis, Missouri, since its inception in March 1995. For more than 14 years, Mr. Flegel was the principal owner and chief executive officer of Display Information Systems Company, a predecessor of The Source. Mr. Flegel received his Bachelor of Arts from the University of Missouri at Columbia.

        John J. Prehn has served as one of our directors since August 2000. Mr. Prehn is also a member of RSG Investments, LLC. From March 1997 to September 2000, Mr. Prehn was the managing director of AMRESCO Commercial Finance, Inc., previously known as Commercial Lending Corporation, the company he sold to AMRESCO, Inc. From 1989 to 1996, Mr. Prehn co-founded Commercial Lending Corporation and Peteco, Inc., a company that purchased, packaged and sold securitized assets. Mr. Prehn received his Bachelor of Science in Business Administration from the University of California at Berkeley.

  COMMITTEES OF THE BOARD OF DIRECTORS

        Our board has authorized two standing committees, an audit committee and a compensation committee.

        Audit Committee.    The audit committee, which was formed on August 18, 2000, is comprised of Messrs. Prehn, Ashton and Flegel. The chairman of the audit committee is Mr. Prehn. The audit committee met four times during the fiscal year ended December 31, 2001. The audit committee has the responsibility to:

  •
  recommend the firm that will serve as our independent public accountants;

  •
  review the scope and results of the audit and services provided by the independent public accountants;

  •
  meet with our financial staff to review accounting procedures and policies and internal controls; and

  •
  perform the other responsibilities set forth in its written charter.

        The audit committee is comprised exclusively of directors who are not our salaried employees and a majority of whom are, in the opinion of our board, free from any relationship which would interfere with the exercise of independent judgment as a committee member.

        Compensation Committee.    The compensation committee, which was formed on August 18, 2000, is comprised of Messrs. Schroeder, Ashton and Prehn. The chairman of the compensation committee is Mr. Schroeder. The compensation committee met three times during the fiscal year ended December 31, 2001. In general, the compensation committee's authority and oversight extends to total compensation, including base salaries, bonuses, stock options, and other forms of compensation. More specifically, the compensation committee has the responsibility to:

  •
  recommend executive compensation policy to our board;

  •
  determine compensation of our senior executives;

  •
  determine the performance criteria and bonuses to be granted; and

  •
  administer and approve stock option grants.

        In recommending executive compensation, the compensation committee has the responsibility to ensure that the compensation program for executives of eRoomSystem Technologies is effective in attracting and retaining key officers, links pay to business strategy and performance, and is administered in a fair and equitable fashion in the stockholder's interest.

  BOARD OF DIRECTORS MEETINGS

        Our board generally meets monthly, and during the fiscal year ended December 31, 2001, our board held five meetings. All of the incumbent directors attended at least 80% of the total number of meetings of the board held during the period for which they have been a director, and the total number of the meetings held by all committees of our board on which they served.

  DIRECTOR COMPENSATION

        Our non-employee directors receive an attendance fee of $500 per board or committee meeting attended. In addition, non-employee directors receive additional stock options to purchase 25,000 shares of our common stock at each annual meeting conducted after 2001. Directors who are our employees do not receive compensation for their services as directors.

  COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

        The compensation of executive officers will be established by our board pursuant to recommendations from the compensation committee. No member of our compensation committee will serve as a member of a board of directors or compensation committee of any entity that has one or more of its executive officers serving as a member of our board or compensation committee. However, David S. Harkness, our president, chief executive officer and chairman of the board, is a co-manager and fifty percent owner of Providence Management, the manager of Ash Capital, and Dr. Alan C. Ashton, a director and member of our audit and compensation committee, is the principal member of Ash Capital.

  SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

        Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our reporting directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file initial reports of ownership and reports of changes in ownership of common stock and other equity securities of eRoomSystem Technologies with the Securities and Exchange Commission, or the Commission. Officers, directors and stockholders holding more than 10% of the class of stock are required to furnish us with copies of all Section 16(a) forms they file with the Commission.

        To our knowledge, based solely on review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2001, all reports required under Section 16(a) were filed as required with the Commission with the exception of the Form 5 for December 2001 of S. Leslie Flegel which was filed on March 28, 2002.

ITEM 10.    EXECUTIVE COMPENSATION.

  SUMMARY COMPENSATION TABLE

        The following table sets forth summary information concerning the total remuneration paid or accrued by eRoomSystem Technologies, to or on behalf of our chief executive officer and our executive officers whose total annual salary exceeded $100,000 during the fiscal years ended December 31, 2001, 2000 and 1999. In accordance with the rules of the Commission, the compensation described in this table does not include perquisites and other personal benefits received by the executive officers named in the table below which does not exceed the lesser of $50,000 or 10% of the total salary and bonus reported for the executive officers.

Long-Term Compensation Securities Underlying Options/SARs
Annual Compensation
Name and Principal Position							Other Compensation
	Year	Salary		Bonus
David S. Harkness, President, Chief Executive Officer and Chairman	2001 2000 1999	$ $ $	153,512 4,932 0	$ $ $	0 0 0	300,000 250,000 0	$ $ $	0 0 0
Derek K. Ellis, Chief Financial Officer and Treasurer	2001 2000 1999	$ $ $	119,943 119,021 99,313	$ $ $	81,582 0 2,679	175,000 157,427 0	$ $ $	0 0 0
Gregory L. Hrncir, General Counsel, Vice President of Business Affairs and Secretary	2001 2000 1999	$ $ $	119,674 103,959 28,184	$ $ $	0 0 2,679	325,000 121,578 0	$ $ $	69,466 22,930 0

        The annual compensation paid to Mr. Ellis reflects the amendment of his executive employment agreement to reflect, among other things, the reduced time commitment of Mr. Ellis and the reduced base salary from $132,500 to $42,000. The amount paid to Mr. Hrncir under "Other Compensation" reflects payments pursuant to a consulting agreement and severance agreement with Mr. Hrncir.

  2000 STOCK OPTION AND INCENTIVE PLAN

        The 2000 Stock Option and Incentive Plan, or the 2000 Plan, was adopted by our board on February 3, 2000 and approved by our stockholders on March 29, 2000. The 2000 Plan was last amended by our stockholders on May 7, 2001 when the shares of common stock authorized under the 2000 Plan were increased from 2,000,000 shares to 2,400,000 shares. The 2000 Plan provides us with the vehicle to grant to employees, officers, directors and consultants stock options and bonuses in the form of stock and options. Under the 2000 Plan, we can grant awards for the purchase of up to 2,400,000 shares of common stock in the aggregate, including "incentive stock options" within the meaning of Section 422 of the United States Internal Revenue Code of 1986 and non-qualified stock options. As of March 18, 2002, we have issued options to purchase 2,330,691 shares of our common stock under the 2000 Plan. The compensation committee has authority to determine the persons to whom awards will be granted, the nature of the awards, the number of shares to be covered by each grant, the terms of the grant and with respect to options, whether the options granted are intended to be incentive stock options, the duration and rate of exercise of each option, the option price per share, the manner of exercise and the time, manner and form of payment upon exercise of an option.

  OPTION/SAR GRANTS IN LAST FISCAL YEAR

        The following table sets forth information regarding grants of stock options during the fiscal year ended December 31, 2001 made to our executive officers. The percentages below are based upon the grant of stock options during the fiscal year ended December 31, 2001 to purchase 1,389,451 shares of our common stock. With respect to the stock options granted during the fiscal year ended December 31, 2001, 439,451 stock options were issued pursuant to the 2000 Plan and 950,000 stock options were issued outside of the 2000 Plan.

Individual Grants
Name	Number of Securities Underlying Options/SARs Granted	Percent of Total Options/SARs Granted to Employees in Fiscal Year	Exercise or Base Price ($/Share)	Expiration Date
David S. Harkness	300,000	21.59%	$0.26	December 31, 2011
Derek K. Ellis	100,000	7.20%	$1.91	January 23, 2004
Derek K. Ellis	75,000	5.40%	$0.26	December 31, 2011
Gregory L. Hrncir	100,000	7.20%	$1.91	January 23, 2004
Gregory L. Hrncir	225,000	16.19%	$0.26	December 31, 2011

Total	800,000	57.58%

        With respect to the stock options granted to Mr. Harkness, Mr. Harkness assigned the stock options as a gift to AK Holding Company, LLC, an entity affiliated with Dr. Alan C. Ashton, as of December 31, 2001, the date of grant. Accordingly, Mr. Harkness has no beneficial ownership over the stock options or the shares underlying the stock options.

  AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES

        The following table sets forth information related to the exercise of stock options by Messrs. Ellis and Hrncir and information related to the fiscal year-end value of unexercised stock options held by our named executive officers. We have not issued any stock appreciation rights.

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at Fiscal Year-End Exercisable/Unexercisable		Value of Unexercised in- the-Money Options/SARs at Fiscal Year-End Exercisable/Unexercisable
David S. Harkness	N/A	N/A	250,000	0	N/A	N/A
Derek K. Ellis	75,000	$0	259,980	0	N/A	N/A
Gregory L. Hrncir	225,000	$0	224,947	0	N/A	N/A

        With respect to the stock option exercises by Messrs. Ellis and Hrncir, Messrs. Ellis and Hrncir elected to exercise stock options to purchase 75,000 shares and 225,000 shares, respectively, as of the date of grant, i.e., December 31, 2001, through the issuance of full-recourse promissory notes. Since the exercise price was calculated as of the closing price on December 31, 2001, Messrs. Ellis and Hrncir did not realize any value as of the date of exercise. In addition, although Messrs. Ellis and Hrncir exercised their respective stock option grants of 75,000 shares and 225,000 shares in full, Messrs. Ellis and Hrncir will not have any voting rights with respect to the balance of 50,000 shares and 150,000 shares, respectively, until June 30, 2002 and December 31, 2002, the vesting dates for the balance of the shares under the respective stock option grants.

        As previously noted, on December 31, 2001, Mr. Harkness assigned stock options to purchase 300,000 shares of common stock to AK Holding Company. AK Holding Company exercised the stock option in full as of December 31, 2001 such that 100,000 shares have been issued to AK Holding Company and the balance of 100,000 shares and 100,000 shares, subject to certain restrictions, will be issued to AK Holding Company on June 30, 2002 and December 31, 2002, respectively, representing the vesting dates for the stock option. AK Holding Company will not have any voting rights with respect to the balance of 200,000 shares until the shares vest.

  EMPLOYMENT AGREEMENTS

        We have agreed with David S. Harkness to extend his executive employment agreement an additional year where such extension shall expire on December 31, 2002. Under the terms of the extension, Mr. Harkness will be paid an annual base salary of $150,000, payable in twenty-six equal installments and will be eligible for a performance bonus to be determined by the compensation committee, together with other benefits customarily granted to our executive officers. The agreement provides that Mr. Harkness shall hold in strict confidence and shall not disclose any of our non-public information during and for a period of three years following the termination of the agreement. In addition, Mr. Harkness has agreed that he will not, directly or indirectly, be an owner, partner, director, manager, officer or executive, or otherwise render services to or be associated with any business or activity that competes with us during the term of employment and for a three-year period following the termination of such employment.

        We may terminate the executive employment agreement with Mr. Harkness for cause, death or disability. Cause is defined as a breach of the executive employment agreement or of any other duty or obligation owed to us, a failure to follow a directive of our board, an act of fraud, misappropriation, dishonesty or embezzlement, or any willful or negligent misconduct, criminal conviction or similar conduct or activity. Upon termination for cause, death or disability, we owe no further obligation to Mr. Harkness with the exception of vested stock options and the payment of earned but unpaid salary, life insurance or disability benefits provided to Mr. Harkness. If we terminate the agreement for any other reason, we are obligated to provide Mr. Harkness with advance written notice of thirty days and pay a severance payment equal to three months of his then existing base salary.

        On July 12, 2000, we entered into an amended and restated executive employment agreement with Derek K. Ellis with a term that expired on December 31, 2001. On January 29, 2001, Mr. Ellis agreed to rescind his executive employment agreement in its entirety, effective retroactively to July 12, 2000, and enter into new executive employment agreement. The new agreement provided for the same base salary of $132,500 and benefits, included the extension of the term of employment to December 31, 2002 and adopted the termination language contained in the executive employment agreement with Mr. Harkness. Through the rescission of the prior agreement, we eliminated a provision which obligated us to pay the aggregate exercise price on the stock options exercised by Mr. Ellis and any applicable state and federal personal income tax incurred as a result of such payment on behalf of Mr. Ellis to the extent that Mr. Ellis is employed upon the conclusion of his executive employment agreement. In exchange for the rescission of his prior agreement and the revised terms and conditions of the new agreement, Mr. Ellis received a one-time cash bonus of $81,582. Subsequently, on October 1, 2001, in an effort to reduce expenses, Mr. Ellis agreed to amend his amended and restated executive employment agreement to reduce the annual base salary to $42,000 and to suspend his monthly car allowance of $500.

        On January 29, 2001, we entered into an executive employment agreement with Mr. Gregory L. Hrncir whereby he returned as a full-time employee acting in the capacity of our general counsel and vice president of business affairs. The new agreement provides for a base salary of $130,000, has terms and conditions essentially identical to those contained in the agreement with Mr. Harkness and expires on December 31, 2002. As a result of the executive employment agreement, a prior consulting agreement with Mr. Hrncir was terminated effective January 28, 2001. In addition, on January 29, 2001, we entered into an amended and restated severance agreement with Mr. Hrncir which provided for the payment of the balance owed on the severance agreement to Mr. Hrncir and the rescission of his prior executive employment agreement as of July 12, 2000. We paid $67,795 pursuant to the severance agreement.

        On January 24, 2001, we terminated for cause the second amended and restated executive employment agreement of Steven L. Sunyich and his employment with us. The employment agreement was entered into on July 12, 2000. We have reserved up to $185,000 in the event we are required to make any payments under the terms and conditions of Mr. Sunyich's executive employment agreement. Subsequently, Mr. Sunyich resigned as chairman of our board, which resignation was accepted by our board on March 6, 2001. See "Item 3. Legal Proceedings."

  REPORT ON REPRICING OF OPTIONS/SARS

        During the fiscal year ended December 31, 2001, we did not adjust or amend the exercise price of any of our outstanding stock options awarded to any of our named executive officers.

        On January 18, 2002, we concluded a stock option exchange program whereby the holders of eligible stock options were allowed to surrender their stock options in exchange for the issuance of new stock options at least six months and one day after the we accepted the surrendered stock options for cancellation, i.e., on or following July 22, 2002. Eligible stock options are those stock options issued under the 2000 Plan to current employees, directors, independent sales representatives and consultants with an exercise price of $1.50 or more. The stock options to be issued will be issued as long as the holder of the option continues to be employed by us and at an exercise price equal to the last reported sale price of our common stock on the date of grant. As part of the stock option exchange program, Messrs. Harkness, Ellis and Hrncir have surrendered stock options to purchase 250,000 shares, 257,427 shares and 221,578 shares, respectively. In all, of the stock options to purchase 1,367,855 shares of common stock eligible for surrender, holders of eligible stock options surrendered stock options to purchase all 1,367,855 shares of common stock.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        The following table is a list of the beneficial ownership of common stock as of March 18, 2002 of (i) all persons who beneficially owned more than 5% of our outstanding common stock, (ii) all directors, (iii) all executive officers and (iv) all directors and executive officers as a group, according to record-ownership listings as of that date, according to the Forms 3, 4 and 5 and Schedules 13D and 13G, of which we have received copies, and according to verification as of March 18, 2002, which we have solicited and received from each director and executive officer, excluding the Form 5 of S. Leslie Flegel which we received on March 26, 2002. The beneficial ownership is calculated based on 10,739,158 shares of common stock outstanding as of March 18, 2002. Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities and, accordingly, includes shares issuable upon exercise of options that are exercisable or become exercisable within 60 days of March 18, 2002.

        Unless otherwise indicated, the persons identified in this table have sole voting and sole investment power with regard to the shares beneficially owned and have the following address, c/o eRoomSystem Technologies, Inc., 390 North 3050 East, St. George, Utah 84790.

Executive Officer or Director	Amount and Nature of Beneficial Ownership		Percent of Class
Dr. Alan C. Ashton	1,525,636	(1)	14.21%
David S. Harkness	1,221,492	(2)	11.37%
Gregory L. Hrncir	250,869	(3)	2.34%
John J. Prehn	222,308	(4)	2.07%
S. Leslie Flegel	139,144	(5)	1.30%
Lawrence S. Schroeder	107,358	(6)	1.00%
Derek K. Ellis	92,040	(7)	0.86%
Executive Officers and Directors, as a group (7 individuals)	2,377,442		22.12%
Stockholders with Beneficial Ownership of 5% or More
James C. Savas	1,252,367	(8)	11.66%
Ash Capital, LLC	1,200,636	(9)	11.18%
Peter S. Lynch	848,230	(10)	7.90%
Steven L. Sunyich	841,662	(11)	7.58%

(1)
Reflects the direct ownership of 25,000 shares of common stock and the beneficial ownership of 1,500,636 shares of common stock. Of the 1,500,636 shares of common stock, 300,000 shares of common stock are held by AK Holding Company, LLC, an entity affiliated with Dr. Ashton, and 1,200,636 shares of common stock are held by Ash Capital, LLC, an entity for which Dr. Ashton is the principal member. Of the shares held by AK Holding Company, LLC, 200,000 shares are subject to vesting and currently have no voting rights.

(2)
Reflects the direct ownership of 1,625 shares of common stock, the beneficial ownership of 19,231 shares of common stock held by Providence Management, LLC, an entity for which Mr. Harkness is co-manager and 50% owner, and the beneficial ownership of 1,200,636 shares of common stock held by Ash Capital, LLC, an entity for which Providence Management, LLC is manager and holds a 20% profits interest. Mr. Harkness disclaims any beneficial ownership of the shares of common stock beneficially owned as a result of his affiliation with Ash Capital, LLC.

(3)
Reflects the direct ownership of 247,500 shares of common stock and options to purchase 3,369 shares of common stock. Of the shares held by Mr. Hrncir, 150,000 shares are subject to vesting and currently have no voting rights.

(4)
Reflects the direct ownership of 222,308 shares of common stock.

(5)
Reflects the direct ownership of 136,644 shares of common stock and a warrant to purchase 2,500 shares of common stock.

(6)
Reflects the direct ownership of 106,662 shares of common stock and an option to purchase 696 shares of common stock at $4.67 per share.

(7)
Reflects the direct ownership of 87,556 shares of common stock and options to purchase 4,484 shares of common stock. Of the shares held by Mr. Ellis, 50,000 shares are subject to vesting and currently have no voting rights.

(8)
Reflects the direct ownership of 32,500 shares of common stock, the beneficial ownership of 19,231 shares of common stock held by Providence Management, LLC, an entity for which Mr. Savas is co-manager and 50% owner, and the beneficial ownership of 1,200,636 shares of common stock held by Ash Capital, LLC, an entity for which Providence Management, LLC is manager and holds a 20% profits interest. Mr. Savas disclaims any beneficial ownership of the shares of common stock beneficially owned as a result of his affiliation with Ash Capital, LLC.

(9)
Reflects the direct ownership of 1,200,636 shares of common stock.

(10)
Reflects the beneficial ownership of 848,230 shares of common stock, as reported on Schedule 13G filed with the Commission on March 15, 2002.

(11)
Reflects the direct ownership of 206,889 shares of common stock, the beneficial ownership of 3,750 shares of common stock held by his spouse, the beneficial ownership of 270,564 shares of common stock held by trusts for which he asks as trustee and options to purchase and options to purchase 360,459 shares of common stock, where such information is based solely upon the last Schedule 13D filed by Mr. Sunyich on September 8, 2000.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  TRANSACTIONS INVOLVING ASH CAPITAL, LLC

        On August 17, 1999, we entered into an agreement of understanding with Ash Capital in connection with the purchase by Ash Capital of 333,334 shares of our Series B convertible preferred stock at a price of $3.00 per share. In addition, this agreement provided Ash Capital with representation on our board and options to purchase 70,313 shares of our common stock at $4.80 per share and 56,250 shares of our common stock at $8.80 per share. The agreement of understanding was later amended by an agreement which increased the amount of our shares of Series B convertible preferred stock to be purchased as follows: Ash Capital—333,334 shares; C&W/RSI Partners—133,334 shares; SKM Investments, LLC—133,334 shares; and Thunder Mountain Properties LC—83,334 shares. Pursuant to this amendment and until the closing of our initial public offering, we agreed to deliver monthly and annual financial statements, make adjustments for business combinations and capital-related transactions, and issue additional shares of our preferred stock to the extent that we sell shares of our common stock, or its equivalents, for less than $3.00 per share. In addition, the shares of Series B convertible preferred stock purchased by these investors possessed the same rights as other shares of our Series B convertible preferred stock. Upon the consummation of our initial public offering on August 9, 2000, Mr. Ashton became a member of our board and all shares of our Series B convertible preferred stock were converted into shares of common stock upon the closing of our initial public offering.

        In addition to the agreement of understanding, we entered into a stockholders' agreement and proxy dated August 17, 1999 with Ash Capital in which rights were granted to Ash Capital. As a result, Ash Capital possessed the right to vote a nominee onto our board, the right of first refusal with respect to the proposed sale of shares of our capital stock by our executive officers and their respective affiliates and the right to participate in the proposed sale of shares of our capital stock in an amount equal to one quarter of the number of shares proposed to be sold. In the event that there is a transfer by our executive officers and their respective affiliates that violated this agreement, Ash Capital possessed the right to sell to our executive officers and their respective affiliates the number of shares of capital stock Ash Capital would have been able to sell pursuant to its participation rights. In addition, with the exception of transfers for estate planning purposes, our executive officers and their respective affiliates agreed to transfer no more than 10,000 shares of our capital stock per year. Although the agreement was to terminate upon the earlier of the tenth anniversary of the agreement or upon the consummation of a firmly underwritten public offering with gross proceeds of at least $12 million, in August 2000, Ash Capital provided a waiver of the $12 million requirement and permitted the termination of the agreement upon the consummation of our initial public offering that generated gross proceeds of $11.7 million.

        On February 15, 2000, we received a $500,000 loan from Ash Capital. Dr. Alan C. Ashton is a member of our board and controls Ash Capital. This loan was evidenced by a promissory note bearing simple interest at the rate of 10% per annum, payable on August 15, 2000 and secured by our assets. Ash Capital was issued a warrant to purchase 18,750 shares of our common stock exercisable at $4.80 per share through August 9, 2002. The primary purpose of this loan was to fund approximately 900 refreshment centers to be installed in several hotel properties in the United States. In August 2000, the promissory note was satisfied and paid in full.

        In relation to the management of Ash Capital, Providence Management has served as the manager of Ash Capital since its inception in April 1999. David S. Harkness, our chief executive officer and chairman, is the co-manager of Providence Management and owns fifty percent of Providence Management. Providence Management handles all of the business affairs of Ash Capital in return for a quarterly management fee of up to $37,500. In addition, once Ash Capital recoups its original principal investment in a venture, along with a ten percent annual return, Mr. Harkness is entitled to receive up to 10% of any remaining amount realized by Ash Capital.

        We have entered into two consulting agreements with Providence Management, one agreement on August 24, 1999 for marketing and business development services in exchange for $51,875 and a warrant to purchase 14,961 shares of our common stock, exercisable at $4.80 per share, and another agreement on October 31, 2000 for strategic tax planning and marketing services in exchange for $60,000. Although Mr. Harkness will continue to be compensated by Providence Management in exchange for a limited amount of assistance on Ash Capital matters unrelated to us, Mr. Harkness shall no longer receive any of the warrants or any portion of the payments made by us pursuant to the consulting agreements with Providence Management.

        As of December 31, 2001, we entered into a two-year consulting agreement with Ash Capital where Ash Capital shall provide financial advice on changes in our, changes in our corporate structure, structuring securities offerings in private and public transactions through the issuance of debt and/or equity securities and alternative uses of corporate assets, provide strategic advice on federal and state tax issues and use of our net operating losses, and assist in the marketing of our products, including strategic business development through corporate-owned hotel chains, property management companies, design, architecture and construction firms, further development and refinement of marketing tools, programs, materials and promotions and assistance in the development of advertising and sponsorship programs with regional and national companies. In consideration for the services to be provided by Ash Capital, we have issued an option to purchase 250,000 shares of common stock at an exercise price of $0.26 per share and have agreed to reimburse Ash Capital for its reasonable out-of-pocket expenses where such expenses are not to exceed $1,000 per month without our prior written consent. The agreement also provides that Ash Capital shall hold in strict confidence and shall not disclose any of our non-public information and shall not engage in any aspect of our business anywhere in the United States or in any nation in which we have conducted any business.

  TRANSACTIONS INVOLVING RSG INVESTMENTS, LLC

        On July 17, 1998, we entered into an agreement with RSG Investments through which RSG Investments loaned us $1.5 million. RSG Investments is a privately-held company in which John J. Prehn, one of our directors, is a member. Mr. Prehn previously served as the managing director of AMRESCO. At the time of these agreements, RSG Investments and AMRESCO were not affiliated with us, and Mr. Prehn did not serve on our board of directors.

        The purpose of the $1.5 million loan was to fund the production of approximately 2,270 eRoomServ refreshment centers. As an inducement, we issued to the principals of RSG Investments warrants to purchase 46,875 shares of common stock and agreed to pay interest at the rate of 15% per annum. Our obligation was secured by the eRoomServ refreshment centers, our other assets and by shares of our common stock held by our officers, directors and consultants. Due to the inability to satisfy our obligations under the loan, we entered into a settlement with RSG Investments in the form of an equipment transfer agreement dated September 28, 1999.

        Pursuant to the equipment transfer agreement, we formed a bankruptcy-remote entity, RSi BRE, Inc., transferred ownership of 2,270 eRoomServ refreshment centers to RSi BRE, Inc., and granted RSG Investments the right to receive $0.57 per eRoomServ refreshment center per day of the revenue realized from 2,050 of the eRoomServ refreshment centers. As part of the settlement, the RSi BRE, Inc. board of directors was to consist of three individuals, a representative of eRoomSystem Technologies, a representative of RSG Investments and a third independent director. In addition, we paid $250,000 to RSG Investments, converted $500,000 of our obligation to RSG Investments into 166,667 shares of our Series B convertible preferred stock and executed a promissory note in the principal amount of $750,000 bearing an interest rate of 10% per annum. Pursuant to this settlement, RSG Investments terminated the security interest granted under the original obligation and received a security interest in all of the assets of RSi BRE, Inc.

        Pursuant to the terms of this promissory note, we transferred 829 additional refreshment centers to RSi BRE, Inc. We were obligated to satisfy this promissory note in full on May 1, 2000, which was extended to August 15, 2000. On August 15, 2000, the promissory note was satisfied and paid in full. As a result, 829 units were transferred from RSi BRE, Inc. to us and the remaining obligations owed to RSG Investments were assumed by RSi BRE, Inc.

  GRANT AND EXERCISE OF STOCK OPTIONS ON DECEMBER 31, 2001

        On December 31, 2001, we issued to David S. Harkness, Gregory L. Hrncir, Derek K. Ellis and Ash Capital options to purchase 300,000 shares, 225,000 shares, 75,000 shares and 250,000 shares of common stock, respectively, at $0.26 per share, the closing price of our common stock on December 31, 2001. As of the same date, Mr. Harkness assigned, as a gift, his options to AK Holding Company, a limited-liability company affiliated with Dr. Alan C. Ashton. In addition, as of the same date, Messrs. Hrncir and Ellis, Ash Capital and AK Holding Company exercised their options to purchase an aggregate of 950,000 shares of common stock (including 636,578 variable options) by payment of $26,000 in February 2002 and by issuing $221,000 of 5% full-recourse promissory notes to us. The principal and accrued interest on the promissory notes are due on December 31, 2005. In addition to the shares purchased with the notes, the notes are secured by 637,500 shares of common stock that have been held by Messrs. Hrncir and Ellis, Ash Capital and AK Holding Company for more than six months and by other assets. Inasmuch as the security for the notes is for the full amount of the notes and the parties have sufficient assets or other means beyond the shares purchased to justify the recourse nature of the notes, the legal form of the recourse notes arrangement has been respected for accounting purposes and the options are considered to have been exercised.

        The options exercised on December 31, 2001 included the early exercise of 400,000 unvested options. The shares of common stock issued upon the early exercise are subject to contingent repurchase call options held by us that will lapse at the time, and to the extent, the options vest. We may exercise the repurchase call option on the unvested portion of the common shares if the employment of either Messrs. Harkness, Hrncir or Ellis is terminated prior to the date the related options vest. Each call option is exercisable at the lesser of the fair value of the common stock on the date exercised or $0.26 per share. The unvested shares of common stock issued upon the early exercise of the options are included in the share of our common stock outstanding as of December 31, 2001.

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K.

  (a)
  Exhibits

        See exhibits listed on the Exhibit Index following the signature page of this Annual Report on Form 10-KSB which is incorporated herein by reference.

  (b)
  Reports on Form 8-K

        On March 11, 2002, we filed a Form 8-K dated February 21, 2002, under Item 5, "Other Events," reporting the private placement of $1,416,000 of our common stock.

SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

eRoomSystem Technologies, Inc.

By:	/s/ DAVID S. HARKNESS David S. Harkness
Its:	President, Chief Executive Officer and Chairman
Date:	March 29, 2002

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID S. HARKNESS David S. Harkness	President, Chief Executive Officer and Chairman (Principal Executive Officer)	March 29, 2002
/s/ DEREK K. ELLIS Derek K. Ellis	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 29, 2002
/s/ GREGORY L. HRNCIR Gregory L. Hrncir	General Counsel, Vice President of Business Affairs and Secretary	March 29, 2002
/s/ DR. ALAN C. ASHTON Dr. Alan C. Ashton	Director	March 29, 2002
/s/ S. LESLIE FLEGEL S. Leslie Flegel	Director	March 29, 2002
/s/ JOHN J. PREHN John J. Prehn	Director	March 29, 2002
/s/ LAWRENCE S. SCHROEDER Lawrence S. Schroeder	Director	March 29, 2002

EXHIBIT INDEX

Exhibit Number	Document Name	Page
1.01	Form of Underwriting Agreement relating to the registrant's initial public offering that closed on August 9, 2000	(3)
2.01	Agreement and Plan of Reorganization by and between RoomSystems International Corporation and RoomSystems, Inc. dated December 31, 1999	(1)
2.02	Transfer Pricing Agreement by and between RoomSystems International Corporation and RoomSystems, Inc. dated December 31, 1999	(1)
3.01	Amendment and Restatement of Articles of Incorporation	(1)
3.02	Certificate of Correction dated May 30, 2000	(2)
3.03	Amended and Restated Certificate of Designation, Preferences, Rights and Limitation of Series A convertible preferred stock	(1)
3.04	Amended and Restated Certificate of Designation, Preferences, Rights and Limitation of Series B convertible preferred stock	(1)
3.05	Certificate of Designation, Preferences, Rights and Limitation of Series C convertible preferred stock	(1)
3.06	Amended and Restated Bylaws	(2)
3.07	Second Amendment and Restatement of Articles of Incorporation	(3)
3.08	Second Amended and Restated Bylaws	(3)
4.01	Form of Common Stock Certificate	(1)
4.02	Form of Certificate for Series A convertible preferred stock	(1)
4.03	Form of Certificate for Series B convertible preferred stock	(1)
4.04	Form of Certificate for Series C convertible preferred stock	(1)
10.01	Amended and Restated 2000 Stock Option and Incentive Plan	(2)
10.02	Lease Agreement by and between RoomSystems Finance Corporation and 3770 Howard Hughes Parkway Associates Limited Partnership dated October 8, 1997	(1)
10.02A	Exhibits to Lease Agreement by and between RoomSystems Finance Corporation and 3770 Howard Hughes Parkway Associates Limited Partnership dated October 8, 1997	(2)
10.03	Lease Agreement by and between RoomSystems, Inc. and Pam Joy Realty, Inc. dated October 10, 1997	(2)
10.04	Master Corporate Agreement by and between Innco Corporation and RoomSystems, Inc. dated April 6, 1998	(1)
10.04A	Exhibits to Master Corporate Agreement by and between Innco Corporation and RoomSystems, Inc. dated April 6, 1998	(2)
10.05	Indemnification Agreement by and between RoomSystems, Inc. and Alan C. Ashton dated August 17, 1999	(1)
10.06	Agreement of Understanding by and between RoomSystems, Inc. and Ash Capital, LLC, C&W/RSI Partners, LLC, SKM Investment, LLC and Thunder Mountain Investments, LC dated August 17, 1999	(1)

10.06A	Exhibits to Agreement of Understanding by and between RoomSystems, Inc. and Ash Capital, LLC, C&W/RSI Partners, LLC, SKM Investment, LLC and Thunder Mountain Investments, LC dated August 17, 1999	(2)
10.07	First Amendment to Agreement of Understanding by and between RoomSystems, Inc. and Ash Capital, LLC, C&W/RSI Partners, LLC, SKM Investment, LLC and Thunder Mountain Investments, LC dated September 30, 1999	(1)
10.08	Promissory Note Repurchase Agreement by and between Steven L. Sunyich and RoomSystems, Inc. dated September 1, 1999	(1)
10.09	Indemnification Agreement by and between RSi BRE, Inc. and Donnelly Prehn dated September 27, 1999	(1)
10.10	Equipment Transfer Agreement by and between RoomSystems, Inc., RoomSystems International Corporation, RSi BRE, Inc. and RSG Investments, LLC dated September 28, 1999	(1)
10.10A	Exhibits to Equipment Transfer Agreement by and between RoomSystems, Inc., RoomSystems International Corporation, RSi BRE, Inc. and RSG Investments, LLC dated September 28, 1999	(2)
10.11	Amendment to Equipment Transfer Agreement by and between RoomSystems, Inc., RoomSystems International Corporation, RSi BRE, Inc. and RSG Investments, LLC dated November 23, 1999	(1)
10.12	Conversion Agreement by and between Steven L. Sunyich and RoomSystems, Inc. dated December 30, 1999	(1)
10.13	Loan and Security Agreement by and between RoomSystem Technologies, Inc. and Ash Capital, LLC dated February 15, 2000	(1)
10.13A	Exhibits to Loan and Security Agreement by and between RoomSystem Technologies, Inc. and Ash Capital, LLC dated February 15, 2000	(2)
10.14	Letter Agreement by and between eRoomSystem Technologies, Inc. and Hall Communications, Inc. dated March 30, 2000	(1)
10.15	Form of Hotel Revenue-Sharing Lease Agreement	(2)
10.16	Form of Noncompetition and Nondisclosure Agreement (Sales)	(1)
10.17	Form of Consulting Agreement	(1)
10.18	Form of Sales Representation Agreement	(1)
10.19	Form of Executive Employment Agreement	(1)
10.20	Form of Offshore Loan Subscription Agreement dated as of April 13, 2000	(1)
10.21	Form of Secured Subordinated Promissory Note dated as of April 13, 2000	(1)
10.22	Form of Installation, Co-Maintenance and Software Licensing and Upgrade Agreement	(2)
10.23	+ Master Business Lease Financing Agreement by and among AMRESCO Leasing Corporation, eRoomSystem SPE, Inc., RoomSystems, Inc. and eRoomSystem Technologies, Inc. dated May 11, 2000	(4)
10.24	Indemnification Agreement by and between eRoomSystem Technologies, Inc. and John J. Prehn dated May 31, 2000	(2)
10.25	Amended and Restated Executive Employment Agreement of Steven L. Sunyich dated June 6, 2000	(2)

10.26	Second Amended and Restated Executive Employment Agreement of Steven L. Sunyich dated July 12, 2000	(3)
10.27	Amended and Restated Executive Employment Agreement of Derek K. Ellis dated July 12, 2000	(3)
10.28	Executive Employment Agreement of Stephen M. Nelson dated July 12, 2000	(4)
10.29	Amended and Restated Executive Employment Agreement of Gregory L. Hrncir dated July 12, 2000	(3)
10.30	Shareholders' Agreement and Proxy by and among Ash Capital, LLC, RoomSystems, Inc. and certain stockholders of RoomSystems, Inc. dated August 17, 1999	(1)
10.31	Employment Agreement of David S. Harkness dated as of December 20, 2000	(6)
10.32	Employment Agreement of Stephen M. Nelson dated as of January 29, 2001	(7)
10.33	Employment Agreement of Derek K. Ellis dated as of January 29, 2001	(7)
10.34	Employment Agreement of Gregory L. Hrncir dated as of January 29, 2001	(7)
10.35	+ Amended and Restated Master Business Lease Financing Agreement by and among AMRESCO Leasing Corporation, eRoomSystem SPE, Inc., RoomSystems, Inc. and eRoomSystem Technologies, Inc. dated February 23, 2001	(7)
10.36	Employment Agreement of David S. Harkness dated as of December 31, 2001	75
10.37	Consulting Agreement by and between eRoomSystem Technologies, Inc. and Ash Capital, LLC dated as of December 31, 2001	81
16.01	Letter regarding Change in Certifying Accountant	(1)
21.01	List of Subsidiaries	92
23.01	Consent of Hansen, Barnett & Maxwell	93

(1)
Previously filed as an exhibit to the registrant's Registration Statement on Form SB-2, as filed with the Commission on April 14, 2000.

(2)
Previously filed as an exhibit to the registrant's Pre-Effective Amendment No. 1 to its Registration Statement on Form SB-2, as filed with the Commission on June 9, 2000.

(3)
Previously filed as an exhibit to the registrant's Pre-Effective Amendment No. 2 to its Registration Statement on Form SB-2, as filed with the Commission on July 14, 2000.

(4)
Previously filed as an exhibit to the registrant's Pre-Effective Amendment No. 3 to its Registration Statement on Form SB-2, as filed with the Commission on July 19, 2000.

(5)
Previously filed as an exhibit to the registrant's Registration Statement on Form SB-2, as filed with the Commission on December 22, 2000.

(6)
Previously filed as an exhibit to the registrant's Pre-Effective Amendment No. 1 to its Registration Statement on Form SB-2, as filed with the Commission on February 5, 2000.

(7)
Previously filed as an exhibit to the registrant's Annual Report on Form 10-KSB, as filed with the Commission on April 2, 2001.

+
Confidential treatment has been granted with respect to certain portions of this agreement, including the exhibits thereto, of which certain portions have been omitted and filed separately with the Commission.