Form 10QSB
period 2002-03-31
EROOMSYSTEM TECHNOLOGIES INC
filed 2002-05-15
CIK 1110361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:	to

Commission file number:	000-31037

eRoomSystem Technologies, Inc.

(Exact name of small business issuer as specified in its charter)

Nevada	87-0540713
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court    YES  ☐  NO  ☐

Applicable Only to Corporate Issuers

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

10,739,158 shares of common stock, $0.001 par value, as of March 31, 2002

Transitional Small Business Disclosure Format (check one):    YES  ☐  NO  ☒

FORM 10-QSB

See accompanying notes to unaudited condensed consolidated financial statements.

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

ASSETS

	March 31, 2002	December 31, 2001

CURRENT ASSETS

Cash	$1,736,750	$1,031,232
Accounts receivable, net of allowance for doubtful accounts of $23,638 at March 31, 2002 and $23,638 at December 31, 2001, respectively	218,661	424,343
Inventories	1,589,303	1,221,995
Prepaid expenses	343,085	274,477
Total Current Assets	3,887,799	2,952,047

REFRESHMENT CENTERS IN SERVICE, net of accumulated depreciation of $491,127 at March 31, 2002 and $396,258 at December 31, 2001, respectively	2,394,147	2,489,016

PROPERTY AND EQUIPMENT
Production equipment	276,844	276,844
Computer equipment	239,333	237,966
Vehicles and other	78,586	78,586
	594,763	593,396
Less accumulated depreciation and amortization	(435,725)	(412,447)
Net Property and Equipment	159,038	180,949

INVESTMENT IN WHOLLY OWNED, UNCONSOLIDATED SUBSIDIARY	597,390	619,091

OTHER ASSETS
Patents and license rights, net of accumulated amortization of $374,582 and $357,707, respectively	97,908	114,783
Deposits	67,405	67,405
Total Other Assets	165,313	182,188

Total Assets	$7,203,687	$6,423,291

See accompanying notes to unaudited condensed consolidated financial statements.

LIABILITIES AND STOCKHOLDERS' EQUITY (UNAUDITED)

	March 31, 2002	December 31, 2001

CURRENT LIABILITIES
Notes payable and current portion of long-term debt	$158,220	$153,006
Current portion of capital lease obligations	14,936	12,875
Accounts payable	549,617	705,370
Accrued liabilities	534,279	506,939
Accrued interest	21,540	21,941
Customer deposits	306,303	292,481
Deferred maintenance revenue	91,106	58,467
Total Current Liabilities	1,676,001	1,751,079

Long-Term Liabilities

Long-term debt, net of current portion	1,323,520	1,356,415
Capital lease obligations, net of current portion	—	6,075
Total Long-Term Liabilities	1,323,520	1,362,490

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares outstanding	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized; 10,739,158 shares and 8,016,019 shares outstanding at March 31, 2002 and December 31, 2001, respectively	10,739	8,016
Additional paid-in capital	30,721,641	29,098,351
Warrants and options outstanding	1,719,738	1,885,102
Notes receivable from stockholders	(223,725)	(247,000)
Accumulated deficit	(28,024,227)	(27,434,747)
Total Stockholder’s Equity	4,204,166	3,309,722

Total Liabilities and Stockholders’ Equity	$7,203,687	$6,423,291

See accompanying notes to unaudited condensed consolidated financial statements.

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended March 31,
	2002	2001
REVENUE
Product sales	$10,239	$27,265
Revenue-sharing arrangements	188,383	134,067
Maintenance fees	54,989	56,403
Total Revenue	253,611	217,735

COST OF REVENUE
Product sales	1,226	15,650
Revenue-sharing arrangements	94,868	58,909
Maintenance	112,497	140,329
Total Cost of Revenue	208,591	214,888

GROSS MARGIN	45,020	2,847

OPERATING EXPENSES
Selling general and administrative (exclusive of non-cash compensation expense)	408,230	917,871
Research and development	64,032	113,020
Non-cash compensation	96,616	—
Total Operating Expenses	568,878	1,030,891
LOSS FROM OPERATIONS	(523,858)	(1,028,044)

OTHER INCOME (EXPENSE)
Interest expense	(49,122)	(7,077)
Equity in loss from unconsolidated, wholly owned subsidiary	(21,701)	(62,398)
Interest and other income	5,201	63,416
Other Expense, Net	(65,622)	(6,059)
Net Loss	$(589,480)	$(1,034,103)

Basic and Diluted Loss Per Common Share	$(0.07)	$(0.15)
Basic and Diluted Weighted-Average Common Share Outstanding	8,212,476	7,054,186

See accompanying notes to unaudited condensed consolidated financial statements

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(589,480)	$(1,034,103)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	135,022	98,431
Interest income from stockholder receivables	(2,725)	—
Shares and options issued for lawsuit settlement	—	15,900
Non-cash compensation expense	96,615	—
Distributions in excess of (undistributed) equity in income from unconsolidated subsidiary	21,701	171,676
Changes in operating assets and liabilities, net of transfers to unconsolidated subsidiary:
Accounts receivable	205,682	510,731
Inventories	(367,308)	(595,256)
Prepaid expenses	(68,608)	(74,091)
Accounts payable	(89,324)	(143,649)
Accrued liabilities	26,939	(203,435)
Customer deposits and deferred maintenance revenue	46,461	581,243
Net Cash Used In Operating Activities	(585,025)	(672,553)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from payments on notes receivable from stockholders	26,000	—
Additions to refreshment centers in service	—	(90,016)
Purchase of property and equipment	(1,367)	(37,318)
Net Cash Provided by (Used In) Investing Activities	24,633	(127,334)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock and warrants	1,297,605	—
Proceeds from borrowings	—	268,065
Principal payments on notes payable	(27,681)	(58,979)
Principal payments on capital lease obligations	(4,014)	(43,090)
Payment of dividends	—	(14,152)
Net Cash Provided by Financing Activities	1,265,910	151,844

Net Increase (Decrease) in Cash	705,518	(648,043)

Cash at Beginning of Period	1,031,232	2,811,023

Cash at End of Period	$1,736,750	$2,162,980

Supplemental Cash Flows Information
Cash paid for interest	$49,523	$13,493

NON-CASH INVESTING AND FINANCING ACTIVITIES
Stock exchanged for forgiveness of debt	$66,429	$—
Property and equipment acquired by capital lease	—	16,998

See accompanying notes to unaudited condensed consolidated financial statements

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 — ORGANIZATION AND NATURE OF OPERATIONS

Condensed Financial Statements

The accompanying unaudited condensed consolidated financial statements include the accounts of eRoomSystem Technologies, Inc. and its subsidiaries (the “Company”). These financial statements are condensed and, therefore, do not include all disclosures normally required by generally accepted accounting principles.  These statements should be read in conjunction with the Company’s annual financial statements included in the Company’s December 31, 2001 Annual Report on Form 10-KSB.  In particular, the Company’s significant accounting principles were presented as Note 2 to the consolidated financial statements in that report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements and consist of only normal recurring adjustments.  The results of operations presented in the accompanying condensed consolidated financial statements for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2002.

Net Loss per Common Share

Basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding.  Unvested common shares are considered to be stock options for purposes of computing loss per share and are not included in the weighted-average number of common shares outstanding.  Diluted loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares and dilutive potential common share equivalents outstanding. Potential common share equivalents consist of shares issuable upon the exercise of stock options and warrants.

As of March 31, 2002, there were options and warrants outstanding to purchase 1,925,403 shares of common stock and 400,000 unvested shares of common stock that were not included in the computation of diluted loss per common share as their effect would have been anti–dilutive, thereby decreasing the loss per common share.

NOTE 2 — BUSINESS CONDITION

Since inception, the Company has suffered recurring losses. During the year ended December 31, 2001 and the three months ended March 31, 2002, the Company had losses of  $2,444,411 and $589,480, respectively. During the year ended December 31, 2001 and the three months ended March 31, 2002, the Company’s operations used $1,725,729 and $585,025 of cash, respectively. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management is attempting to raise debt and equity financing for use in operations. In February 2002, the Company completed a private placement offering by issuing 2,723,139 shares of common stock for net proceeds of $1,364,034.  Although the Company presently intends to conduct a private placement of common stock towards the end of the second quarter of 2002, if market conditions permit, the realization of additional financing is not assured.

The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

NOTE 3 — INVESTMENT IN RSi BRE, INC.

RSi BRE, Inc. (“RSi BRE”) is a wholly-owned, bankrupt-remote subsidiary of the Company that holds and operates 2,050 Refreshment Center Units and has an obligation to RSG Investments LLC (“RSG”) as a result of a troubled debt restructuring under the terms of an Equipment Transfer Agreement with RSG. The Refreshment Center Units are subject to seven-year revenue sharing agreements held by RSi BRE.  Under the terms of the Equipment Transfer Agreement, RSG receives $0.57 per unit per day of the revenue from the revenue sharing agreements, if earned, which is applied to the obligation to RSG.  The obligation to RSG is being amortized over the remaining life of the revenue sharing agreements using an estimated effective interest rate of approximately 41%.  This rate could fluctuate in the future depending upon the level and timing of revenues generated from the Refreshment Center Units.

The board of directors of RSi BRE is comprised of one appointee from the Company, one appointee from RSG and one independent appointee. All operating decisions, including disbursements, of RSi BRE require unanimous consent of RSi BRE’s board of directors. As a result, the Company does not control RSi BRE. In accordance with EITF 96-16, “Investor’s Accounting for an Investee When the Investor has a Majority of the Voting Interest But the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights,” the Company has determined that RSi BRE does not qualify for consolidation in the Company’s financial statements. Rather, the Company’s investment in RSi BRE is reflected as an “Investment in Wholly Owned, Unconsolidated Subsidiary” in the accompanying consolidated balance sheet and is being accounted for under the equity method of accounting.

At March 31, 2002 and December 31, 2001, the assets and liabilities of RSi BRE consisted of the following:

	March 31, 2002	December 31, 2001
Cash	$43,316	$39,742
Accounts receivable, net of allowance for doubtful accounts	124,919	72,276
Refreshment centers in service	2,090,118	2,090,118
Accumulated depreciation	(840,515)	(770,914)
Accrued liabilities	(33,506)	(16,803)
Notes payable to RSG	(786,942)	(795,328)

Net Assets	$597,390	$619,091

For the three months ended March 31, 2002 and 2001, the revenues and expenses of RSi BRE consisted of the following:

	March 31,
	2002	2001
Revenue-sharing agreement revenues	$115,636	$87,711
Depreciation	(69,601)	(69,601)
Other operating expenses	(16,291)	(19,113)
Interest expense	(61,273)	(62,832)
Interest income	9,828	1,437

Net Loss	$(21,701)	$(62,398)

Due to current issues and potential changes in accounting standards regarding consolidation of special purpose entities, the Company has determined that it is necessary to present the following proforma financial information of the Company prepared as though the investment in RSi BRE had been accounted for on a consolidated basis as of March 31, 2002:

Current Assets	$4,056,034
Long-term Assets	3,968,101
Current Liabilities	(1,815,248)
Long-Term Liabilities	(2,004,721)

NOTE 4 — COMMITMENTS AND CONTINGENCIES

Legal Matters

On March 28, 2001, the Company received a letter from the Company’s former chairman and chief executive officer, in which he claims he is due certain severance and other payments in the aggregate amount of approximately $1,700,000 pursuant to the terms of his terminated employment agreement.  The matter has been submitted to binding arbitration per the terms of the terminated employment agreement.  Although the resolution of the claim is not expected to have a material effect on the Company’s financial position or future results of operations, there is no assurance that the results of the binding arbitration will be favorable to the Company.  In the event that the arbitrator finds in favor of the former chairman and chief executive officer, the Company may be exposed to a liability of up to approximately $1,700,000, the amount claimed by the former chairman and chief executive officer.  The arbitration hearing scheduled for February 2002 was postponed at the request of the former chairman and chief executive officer and has not been rescheduled.

The Company is also the subject of certain legal matters, which it considers incidental to its business activities. It is the opinion of management that the ultimate disposition of these legal matters should not have a material impact on the consolidated financial condition or results of operations of the Company.

NOTE 5 — STOCKHOLDERS’ EQUITY

In February 2002, the Company issued 2,723,139 shares of common stock in a private placement. The shares were valued at $0.52 per share before offering costs and commissions. The net proceeds from the private placement, after offering costs and commissions totaled $1,364,034, which included the non-cash settlement of $66,429 of accounts payable.

Under the terms of the private placement, the Company is obligated to include the common shares issued in any registration filed by the Company within one year of the date the common shares are issued.  After one year the related stockholders have the right to demand that the common shares be registered with the Securities and Exchange Commission, and if demanded, the cost of the registration shall be borne by the Company.

On December 31, 2001, officers (and a related entity owned by a director to whom an officer assigned 300,000 options), directors and a non-employee consultant exercised options to purchase 950,000 shares of common stock (including 636,578 variable options) at $0.26 per share under the terms of options granted on December 31, 2001, by payment of $26,000 in February 2002 and by issuing $221,000 of 5% full-recourse promissory notes to the Company. Principal and accrued interest on the promissory notes is due on December 31, 2005. In addition to the shares purchased with the notes, the notes are secured by 637,500 shares of common stock that were held by the officers or the related entity for more than six months at the date of exercise and by other assets.

The options exercised on December 31, 2001 included the early exercise of 400,000 unvested options. The common shares issued upon the early exercise are subject to contingent repurchase call options held by the Company that will lapse at the time, and to the extent, the options vest.  The options vest through December 31, 2002. The Company may exercise the repurchase call option on the unvested portion of the common shares if the related officer terminates employment with the Company prior to the date the related options vest. Each call option is exercisable at the lesser of the fair value of the common stock on the date exercised or $0.26 per share. The unvested common shares issued upon the early exercise of the options have been included in common stock outstanding from December 31, 2001.

NOTE 6 — STOCK OPTIONS AND WARRANTS

Tender Offer and Variable Options

On January 7, 2002, the Company offered to exchange all options held by current employees, directors, independent sales representatives and key consultants to purchase shares of the Company’s common stock with an exercise price per share of $1.50 or more for new options to be granted under the Company’s 2000 Stock Option and Incentive Plan. Under the terms of the tender offer, the new options will be granted on or promptly after the first trading day that is at least six months and one day after the date the tendered options were accepted for exchange and cancelled.  The exercise price of the new options will be equal to the closing market price of the common stock on the date of grant. Each new option will preserve the vesting schedule and the vesting commencement date of the option it replaces, if any, so that on the date the new option is granted and on any date thereafter, the holder will be vested in the new option to the same extent they would have been vested on that date had they retained their tendered option. As a result of the tender offer, options to purchase 1,367,855 shares of common stock exercisable from $1.51 to $9.60 per share were cancelled during January 2002 and the Company is obligated to grant new options in July 2002 for the purchase of 1,367,855 shares of common stock exercisable at the market price on the date they are granted, subject to the continued employment of the respective option holders on such date. 89,961 of these exchanged options had been accounted for under FAS 123 and had fair value of $152,271, which has been recorded as additional paid-in capital.

In accordance with FAS Interpretation No. 44, the Company indirectly reduced the fixed exercise price of options to purchase 736,703 shares by canceling those options in January 2002 in connection with the tender offer and by granting on December 31, 2001 options to the same persons to purchase 736,703 shares at lower exercise prices.  As a result, the options will be accounted for as variable options until they are exercised, forfeited or expire. On December 31, 2001, officers (and a related entity owned by a director), exercised options to purchase 636,578 shares leaving options to purchase 100,125 shares to be accounted for as variable options.  During the three months ended March 31, 2002, the Company recognized compensation expense relating to the variable options of $96,615.

Stock Options and Warrants

During the three months ended March 31, 2002, the Company granted options to purchase 695 shares of common stock to certain sales employees of the Company.  These options vested immediately and are exercisable at $1.55 per share through March 2012.

During the three months ended March 31, 2002, warrants to purchase 57,522 shares of common stock expired.

At March 31, 2002, the Company had 1,925,403 options and warrants outstanding, of which 1,758,742 were exercisable at an average exercise price of $4.43 per share.

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

Certain information included herein contains statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, such as statements relating to our anticipated revenues, gross margin and operating results, future performance and operations, plans for future expansion, capital spending, sources of liquidity and financing sources.  Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future, and accordingly, such results may differ from those expressed in any forward-looking statements made herein.  These risks and uncertainties include, but are not limited to, those relating to our liquidity requirements, the continued growth of the lodging industry, the success of our product-development, marketing and sales activities, vigorous competition in the lodging industry, dependence on existing management, leverage and debt service (including sensitivity to fluctuations in interest rates), domestic or global economic conditions, the inherent uncertainty and costs of prolonged arbitration or litigation, and changes in federal or state tax laws or the administration of such laws.  A complete discussion of these risks and uncertainties are contained in our Annual Report on Form 10-KSB, as filed with the Securities and Exchange Commission on April 1, 2002.

OVERVIEW

eRoomSystem Technologies, Inc. is a Nevada corporation incorporated on August 31, 1999.  We have developed and introduced to the lodging industry an intelligent, in-room computerized platform and communications network, or the eRoomSystem.  The eRoomSystem is a computerized platform and processor-based system that is installed within our eRoomServ refreshment centers and designed to collect and control data.  The eRoomSystem also supports our eRoomSafe, an electronic in–room safe.  As part of our expanding line of products, we announced eRoomTray, an in-room ambient tray that can sell a wide variety of products at room temperature, and eRoomEnergy, an in-room digital thermostat that is designed to control virtually any fan coil unit or packaged-terminal air conditioner found in hotel rooms.  We also intend to develop other applications and extensions to the eRoomSystem, including information management services and direct credit card billing and remote engineering and maintenance services.

ACCOUNTING POLICIES

The preparation of financial statements in conformity with generally accepted accounting principles requires our management to make estimates and assumptions that affect reported amounts and disclosures, some of which may require revision in future periods.  The most sensitive estimates affecting our financial statements include future volatility used in valuing equity instruments, allowance for bad debts, depreciable lives of refreshment centers in service and property and equipment, amortization life of patents, deferred maintenance revenue and accrued liabilities.  By their nature, these judgments are subject to an inherent degree of uncertainty. Our judgments are based on our historical experience, terms of existing contracts, our observance of industry trends, information provided by or gathered from our customers and information available from other outside sources, as appropriate. There can be no assurance that actual results will not differ from our estimates.  The following is a summary of what management believes are the critical accounting policies related to our operations.  The application of these policies, in some cases, requires our management to make subjective judgments regarding the effect of matters that are inherently uncertain.

Description of Revenues

Historically, we have received substantially all of our revenues from the sale or placement under a revenue-sharing program of our products in hotels.  We expect that these revenues will account for a substantial majority of our revenues for the foreseeable future.  We also generate limited revenues from maintenance and support services.  Our dependence on the lodging industry makes us vulnerable to downturns in the lodging industry caused by the general economic environment.  Such a downturn could result in some hotels delaying or declining to purchase or place our products or failing to renew our maintenance agreements, or it could result in fewer purchases by hotel guests of goods and services from our products installed in hotels.  Time spent by individuals on travel and leisure is typically discretionary for consumers and may be particularly affected by adverse trends in the general economy.  The success of our operations depends, in part, upon discretionary consumer spending and economic conditions affecting disposable consumer income such as employment, wages and salaries, business conditions, interest rates, availability of credit and taxation.

Through our revenue-sharing program, we install our products at little or no upfront cost to our customers and share in the recurring revenues generated from sales of goods and services related to our products.  We retain the ownership of the eRoomServ refreshment centers and eRoomSafes throughout the term of the revenue-sharing agreements and the right to re-deploy any systems returned to us upon the expiration or earlier termination of the revenue-sharing agreements.  We believe that our revenue-sharing program will increase future placements of our products; however, we cannot assure you that we will be successful in this effort.

We have experienced substantial fluctuations in revenues from period-to-period as a result of limited working capital to fund the development and assembly of our products and to maintain sufficient component inventories.  In addition to limited working capital, fluctuations in revenues have partially resulted from the transition to our revenue-sharing program under which revenues are recognized over the seven-year life of the contract instead of immediately upon installation of the product.  We anticipate that over the next several years the majority of our revenues will result from the placement of our products pursuant to our revenue-sharing program, followed by sales and, to a lesser extent, from maintenance agreements.  We project that we will receive approximately 60% of the recurring revenues from the sale of goods and services generated by our eRoomServ refreshment centers, eRoomSafes and eRoomTray solutions placed under the revenue-sharing agreements.  Our customers receive the remainder of the recurring revenues.  AMRESCO Leasing Corporation, or AMRESCO, has agreed to finance up to 150% of the cost of our products placed under our revenue-sharing program, subject to the satisfaction of funding requirements, and, as a result, will be paid from our portion of the revenues.

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

In accordance with Financial Accounting Standards Board, or FASB, Statement of Financial Accounting Standards, or SFAS, No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” development costs incurred in the research and development of new software products to be sold, leased or otherwise marketed are expensed as incurred until technological feasibility in the form of a working model has been established.  Internally generated capitalizable software development costs have not been material to date.  We have charged our software development costs to research and development expense in our consolidated statements of operations.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2002 AND 2001

Revenues

Product Sales —  Revenues from product sales were $27,265 for the three months ended March 31, 2001, compared to $10,239 for the three months ended March 31, 2002, representing a decrease of $17,026, or 62.4%.   The decrease in revenues from product sales was due to reduced sales of our products during the three months ended March 31, 2002 as compared to the three months ended March 31, 2001.

Revenue Sharing Arrangements — Our revenue from revenue sharing arrangements was $134,067 for the three months ended March 31, 2001, compared to $188,383 for the three months ended March 31, 2002, representing an increase of $54,316, or 40.5%.  The increase in revenue from revenue sharing arrangements was due primarily to the placement of an additional 1,418 eRoomServ refreshment centers pursuant to our revenue-sharing program during the twelve months ended March 31, 2002.

Maintenance Fee Revenues — Our maintenance fee revenues were $56,403 for the three months ended March 31, 2001 and $54,989 for the three months ended March 31, 2002, representing a decrease of $1,414, or 2.5%.  The decrease was due primarily to the de-installation of our equipment from one hotel property.

Cost of Revenue

Cost of Product Sales Revenue — Our cost of product sales revenue for the three months ended March 31, 2001 was $15,650, compared to $1,226 for the three months ended March 31, 2002, a decrease of $14,424, or 92.1%.  The decrease in costs was due to the decrease in product sales and the availability of inventory-on-hand during the three months ended March 31, 2002.  The gross margin percentage on revenue from product sales revenue was 42.6% for the three months ended March 31, 2001, compared to 88.0% for the three months ended March 31, 2002.

Cost of Revenue Sharing Revenue — Our cost of revenue sharing revenue was $58,909 for the three months ended March 31, 2001 and $94,868 during the three months ended March 31, 2002, representing an increase of $35,959, or 61.0%.  The increase in the cost of revenue sharing revenue was due to an increased number of units placed pursuant to our revenue sharing program.  The gross margin percentage on revenue sharing revenue was 56.1% for the three months ended March 31, 2001 and 49.6% for the three months ended March 31, 2002.  The decrease in gross margin percentage on revenue sharing revenue was primarily due to increased cost of product mix under our revenue sharing agreements.

Cost of Maintenance Revenue — Our cost of maintenance revenue was $140,329 for the three months ended March 31, 2001 and $112,497 for the three months ended March 31, 2002, representing a decrease of $27,832, or 19.8%.  The gross margin percentage on maintenance revenues was (148.7%) for the three months ended March 31, 2001 and (104.6%) for the three months ended March 31, 2002.  The decrease in our cost of maintenance revenue and the reduction in the gross margin deficit percentage were primarily due to the allocation of costs to a greater number of installed units, offset, in part, by one-time repair costs of $35,000 associated with a hotel property.

The changes and percent changes with respect to our revenues and our cost of revenue for the three months ended March 31, 2002 and 2001 are as follows:

	For the Three Months Ended March 31,		Change	Percent Change
	2002	2001
REVENUE
Product sales	$10,329	$27,265	$(17,026)	(62.4)%
Revenue-sharing arrangements	188,383	134,067	54,316	40.5%
Maintenance fees	54,989	56,403	(1,414)	(2.5)%
Total Revenue	253,611	217,735	35,876	16.5%

COST OF REVENUE
Product sales	1,226	15,650	(14,424)	(92.1)%
Revenue-sharing arrangements	94,868	58,909	35,959	61.0%
Maintenance	112,497	140,329	(27,832)	(19.8)%
Total Cost of Revenue	208,591	214,888	(6,297)	(2.9)%

GROSS MARGIN PERCENTAGE
Product sales	88.0%	42.6%
Revenue-sharing arrangements	49.6%	56.1%
Maintenance	(104.6)%	(148.7)%
Total Gross Margin Percentage	17.8%	1.3%

Although the preceding table summarizes the net changes and percent changes with respect to our revenues and our cost of revenue for the three months ended March 31, 2002 and 2001, the trends contained therein are limited and should not be viewed as a definitive indication of our future results.

Operating Expenses

Selling, General and Administrative — Selling, general and administrative expenses, exclusive of non-cash compensation expense, were $917,871 for the three months ended March 31, 2001 and $408,230 for the three months ended March 31, 2002, representing a decrease of $509,641, or 55.5%.  Selling, general and administrative expenses represented 421.6% of our total revenue for the three months ended March 31, 2001 compared to 160.9% of our total revenue for the three months ended March 31, 2002.  The decrease in our selling, general and administrative expenses reflects, in part, the reduced overhead related to our restructurings in January 2001 and October 2001.

Research and Development Expenses — Research and development expenses were $113,020  for the three months ended March 31, 2001 and $64,032 for the three months ended March 31, 2002, representing a decrease of $48,988, or 43.3%.  Research and development expenses represented 51.9% of our total revenue for the three months ended March 31, 2001 and 25.2% of our total revenue for the three months ended March 31, 2002.  The decrease in research and development expenses was primarily due to the completion of the research and development for our new windows-based platform and other products.

Non-Cash Compensation Expense  — Non-cash compensation expense was $0 for the three months ended March 31, 2001 and $96,616 for the three months ended March 31, 2002.  The non-cash compensation expense recorded for the three months ended March 31, 2002 was due to the variable accounting for stock options issued on December 31, 2001 to certain of our employees, of which options to purchase 100,125 shares of our common stock remain unexercised and outstanding.

Other Expense, Net

Other expense was $6,059 for the three months ended March 31, 2001 and $65,622 for the three months ended March 31, 2002, representing an increase of $59,563.  The increase was due primarily to the increased interest expenses related to our borrowings pursuant to our financing arrangement with AMRESCO and a decrease in our interest and other income.

Loss Attributable to Common Stockholders

We incurred losses attributable to common stockholders of $1,034,103 and $589,480 during the three months ended March 31, 2001 and 2002, respectively.  The $444,623 decrease in the loss attributable to common stockholders was due primarily to increased revenue, decreased cost of revenue and decreased operating expenses, offset, in part, by increased other expense, net.  We have continued to incur losses subsequent to March 31, 2002 and, as a result, have experienced an increase in accumulated deficit.  We believe that we will continue to incur losses for the foreseeable future.

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended March 31, 2002, our principal capital resources were our financial arrangement with AMRESCO and the $1,416,029 in gross proceeds from our private placement of common stock in March 2002.  During the fiscal year 2001, we received $1,427,495 in fundings from AMRESCO and anticipate future fundings of up to $250,000 during the three months ended June 30, 2002.  The funds from AMRESCO and our private placement have been and will be used to fund working capital and general corporate purposes.

At March 31, 2002, our principal sources of liquidity consisted of $1,736,750 of cash and $2,211,798 of working capital compared to $1,031,232 of cash and $1,200,968 of working capital at December 31, 2001.  In addition, our stockholders’ equity was $4,204,166 at March 31, 2002, compared to stockholders’ equity of $3,309,722 at December 31, 2001, an increase of $894,444.  The increase in cash, working capital and stockholders’ equity reflects the proceeds from our private placement of common stock in March 2002, offset, in part, by the continued use of cash by our operations and our current inability to generate sufficient revenue to sustain our operations.

Our accumulated deficit increased from $26,024,439 at March 31, 2001 to $28,024,227 at March 31, 2002.  The increase in accumulated deficit resulted primarily from the net loss from operations for the nine months ended December 31, 2001 and for the three months ended March 31, 2002.  We anticipate that our accumulated deficit will continue to increase for the foreseeable future.

We used net cash of $672,553 of net cash used by operating activities during the three months ended March, 2001, compared to $585,025 in operating activities during the three months ended March 31, 2002.  The $87,528 decrease in the use of net cash for operating activities primarily resulted from the $444,623 decrease in net loss, offset, in part, by a $149,975 decrease in distributions in excess of equity from RSi BRE, Inc., a $305,049 decrease in net cash received from accounts receivable, a $224,948 decrease in inventories, a $54,325 decrease in accounts payable, a $176,496 decrease in accrued liabilities and a $534,782 decrease in customer deposits and deferred maintenance revenue.

Investing activities for the three months ended March 31, 2001 used net cash of $127,334, compared to $24,633 provided during the three months ended March 31, 2002.  The increase in net cash provided by investing activities resulted primarily $26,000 in  proceeds from payments on notes receivable from stockholders and the $35,951 decrease in the purchase of property and equipment and the absence of additions to refreshment centers in service.  Notwithstanding the increase in net cash provided by investing activities, we expect our investing activity to increase in 2002 due to the proposed increase in the placement of our products under our revenue-sharing program.  Additionally, we anticipate that we will experience a modest increase in our capital expenditures and lease commitments for property and equipment consistent with anticipated growth in operations, infrastructure and personnel.

Financing activities provided $151,844 during the three months ended March 31, 2001 compared to net cash of $1,265,910 provided during the three months ended March 31, 2002.  The primary source of cash during the three months ended March 31, 2002 was our private placement of common stock for gross proceeds of $1,416,029.  As a result, the increase in net cash provided by financing activities resulted primarily from $1,297,605 in proceeds from the issuance of common stock and warrants, offset in part by principal payments on notes payable and principal payments on capital lease obligations.

The placement of products under revenue-sharing arrangements is capital intensive.  We estimate that we must place approximately 16,000 units pursuant to our revenue-sharing program in order to become profitable.  As of March 18, 2002, we had 3,435 units placed pursuant to our revenue-sharing program.  Although we received proceeds from our financing arrangement with AMRESCO and, in March 2002, from our private placement of common stock, we will require additional cash to finance our planned expansion and capital expenditures.  The need for additional working capital is due, in part, to the 90-day seasoning period prior to the receipt of funding from AMRESCO.  We are exploring financing alternatives that may include institutional or other lending sources and private placements of debt or equity.  There is no assurance that we will be able to obtain additional financing in order to fund our operations during the 90-day (or longer) seasoning period or that our customers will meet the minimum performance criteria established by AMRESCO as a pre-requisite to receiving any funding from AMRESCO.  If we are unsuccessful in obtaining financing to fund operations during the 90-day (or longer) seasoning period or if we do not receive sufficient financing from AMRESCO, we may have to shift more placements of our units from revenue-sharing arrangements to product sales.  No assurance can be given that we will be able to shift the placement of a sufficient number of our units from revenue-sharing arrangements to product sales in order to provide adequate liquidity.  Based on the foregoing, we believe that we will have sufficient cash-on-hand and cash from future fundings with AMRESCO to sustain our routine business operations (excluding capital expenditures to meet our planned expansion) through the third quarter of

2002.  In addition, although we expect to raise additional funds for working capital through private offerings of our equity or convertible debt securities, we have no assurance that adequate funds will be available on terms favorable to us, or at all.  Further, although we presently intend to conduct a private placement of common stock towards the end of the second quarter of 2002, if market conditions permit, the realization of additional financing is not assured.  These matters raise substantial doubt about our ability to continue as a going concern.

CONTRACTUAL CASH OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following table presents our contractual cash obligations and commercial commitments as of March 31, 2002.  We have no other significant contractual obligations or commercial commitments either on or off balance sheet as of this date.

	PAYMENTS DUE BY PERIOD
CONTRACTUAL CASH OBLIGATIONS	TOTAL	< 1 YEAR	1-3 YEARS	4-5 YEARS	> 5 YEARS
Long-term Debt	$2,390,194	$404,424	$808,848	$808,848	$368,074
Capital Lease Obligations	17,446	17,446	—	—	—
Operating Leases	883,938	179,784	359,568	344,586	—
Other Long-term Obligations*	1,514,916	336,648	673,296	504,972	—
TOTAL	$4,806,494	$938,302	$1,841,712	$1,658,406	$368,074

*            Assumes we receive $0.57 per unit per day of the revenue from the revenue sharing agreements which is applied to the obligation incurred by RSi BRE, Inc., our wholly-owned, unconsolidated subsidiary.

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

PART II — OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

Not applicable.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

Unregistered Issuance of Securities; Use of Proceeds.   During the three months ended March 31, 2002, we completed a private placement of our common stock to certain accredited investors through which we issued 2,723,139 shares at a price of $0.52 per share for gross proceeds of approximately $1.4 million.  The private placement was priced as of the closing price on the trading day prior to February 21, 2002.  The issuance of securities was exempt from registration in reliance on Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D thereunder.  We did not engage any underwriters with respect to the private placement of our common stock.  Although we have not used the proceeds from this private placement, we propose to use the proceeds from this private placement for general corporate purposes and working capital.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5.  OTHER INFORMATION.

Listing Requirements.  Our common stock has been publicly traded on the Nasdaq SmallCap Market since August 3, 2000.  Since June 22, 2001, our common stock has failed to meet the minimum bid price requirement of $1.00 as required by the continued listing rules of the Nasdaq SmallCap Market.  Under the continued listing rules, a company whose securities fall below the minimum bid price or the minimum public float requirements for 30 consecutive business days is given a 90-day grace period to regain compliance.  A company may demonstrate compliance by meeting the applicable standard for a minimum of 10 consecutive business days.  If a company fails to regain compliance within the applicable timeframe, that company is subject to delisting.  On September 26, 2001, the Nasdaq Board of Directors approved an across-the-board moratorium on the minimum bid and public float requirements for continued listing on Nasdaq effective as of such date and until January 2, 2002 and extended the grace period to regain compliance from 90 days to 180 days.  As a result of the temporary relief provided by the new rules, our common stock remained listed on the Nasdaq SmallCap Market despite failing to meet the minimum bid price requirement for continued listing thereon in effect prior to September 26, 2001.  On February 14, 2002, we received notice from the Nasdaq SmallCap Market that the closing bid price of our common stock price fell below $1.00 per share during the previous 30 trading days.  Subsequently, on April 10, 2002, we received notice from the Nasdaq SmallCap Market that closing bid price of our common stock price reached $1.00 per share or greater for at least 10 consecutive business days and that, as a result, we regained compliance with respect to the minimum bid price requirement of the Nasdaq SmallCap Market.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)     Exhibits.

None.

(b)    Reports on Form 8-K.

On March 11, 2002, we filed a Current Report on Form 8-K dated February 21, 2001 with respect to the consummation of a private placement of our common stock.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

eRoomSystem Technologies, Inc.
(Registrant)

Date:	May 14, 2002	By:	/s/ David S. Harkness
David S. Harkness
		Its:	Chief Executive Officer and Chairman