Form 10QSB
period 2002-06-30
EROOMSYSTEM TECHNOLOGIES INC
filed 2002-08-14
CIK 1110361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2002
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

10,754,158 shares of common stock, $0.001 par value, as of August 1, 2002

Transitional Small Business Disclosure Format (check one):  YES ☐ NO ☒

FORM 10-QSB

i

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

ASSETS

	June 30, 2002	December 31, 2001

CURRENT ASSETS
Cash	$852,844	$1,031,232
Accounts receivable, net of allowance for doubtful accounts of $23,638 at June 30, 2002 and $23,638 at December 31, 2001	531,731	424,343
Inventories	1,434,603	1,221,995
Prepaid expenses	209,044	274,477
Total Current Assets	3,028,222	2,952,047

REFRESHMENT CENTERS IN SERVICE, net of accumulated depreciation of $585,996 at June 30, 2002 and $396,258 at December 31, 2001	2,209,122	2,489,016

PROPERTY AND EQUIPMENT
Production equipment	277,429	276,844
Computer equipment	239,333	237,966
Vehicles and other	78,586	78,586
	595,348	593,396
Less accumulated depreciation and amortization	(459,162)	(412,447)
Net Property and Equipment	136,186	180,949

INVESTMENT IN WHOLLY OWNED, UNCONSOLIDATED SUBSIDIARY	573,448	619,091

OTHER ASSETS
Patents and license rights, net of accumulated amortization of 391,456 and $357,707, respectively	81,034	114,783
Deposits	73,688	67,405
Total Other Assets	154,722	182,188

Total Assets	$6,101,700	$6,423,291

See accompanying notes to unaudited condensed consolidated financial statements.

LIABILITIES AND STOCKHOLDERS’ EQUITY (UNAUDITED)

	June 30, 2002	December 31, 2001

CURRENT LIABILITIES
Notes payable and current portion of long-term debt	$183,165	$153,006
Current portion of capital lease obligations	10,716	12,875
Accounts payable	362,579	705,370
Accrued liabilities	361,389	506,939
Accrued interest	—	21,941
Customer deposits	38,080	292,481
Deferred maintenance revenue	125,251	58,467
Total Current Liabilities	1,081,180	1,751,079

Long-Term Liabilities
Long-term debt, net of current portion	1,396,970	1,356,415
Capital lease obligations, net of current portion	—	6,075
Total Long-Term Liabilities	1,396,970	1,362,490

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares outstanding	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized; 10,754,158 shares and 8,016,019 shares outstanding at June 30, 2002 and December 31, 2001, respectively	10,754	8,016
Additional paid-in capital	30,746,285	29,098,351
Warrants and options outstanding	1,670,632	1,885,102
Notes receivable from shareholders	(226,480)	(247,000)
Accumulated deficit	(28,577,641)	(27,434,747)
Total Stockholder’s Equity	3,623,550	3,309,722

Total Liabilities and Stockholders’ Equity	$6,101,700	$6,423,291

See accompanying notes to unaudited condensed consolidated financial statements.

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2002	2001	2002	2001

REVENUE
Product sales	$847,453	$864,651	$857,692	$891,916
Revenue-sharing arrangements	193,454	144,028	381,837	278,095
Maintenance fees	64,259	88,003	119,248	144,406
Total Revenue	1,105,166	1,096,682	1,358,777	1,314,417

COST OF REVENUE
Product sales	645,026	540,501	646,252	556,151
Revenue-sharing arrangements	94,869	69,801	189,737	128,710
Maintenance	89,275	57,407	201,772	197,736
Total Cost of Revenue	829,170	667,709	1,037,761	882,597

Gross Margin	275,996	428,973	321,016	431,820

OPERATING EXPENSES
Selling, general and administrative (exclusive of non-cash compensation expense)	630,065	799,620	1,038,295	1,717,491
Research and development	66,921	106,025	130,953	219,045
Non-cash compensation	(39,597)	52,602	57,019	52,602
Total Operating Expenses	6557,389	958,247	1,226,267	1,989,138

Loss From Operations	(381,393)	(529,274)	(905,251)	(1,557,318)

OTHER INCOME (EXPENSE)
Interest expense	(65,401)	(5,726)	(114,523)	(12,803)
Loss on disposal of refreshment centers	(90,156)	—	(90,156)	—
Equity in loss from unconsolidated, wholly owned subsidiary	(23,941)	(22,440)	(45,642)	(84,838)
Interest and other income	7,477	20,439	12,678	83,855
Other Expense, Net	(172,021)	(7,727)	(237,643)	(13,786)

Net Loss	$(553,414)	$(537,001)	$(1,142,894)	$(1,571,104)

Basic and Diluted Loss Per Common Share	$(0.05)	$(0.08)	$(0.12)	$(0.22)
Basic and Diluted Weighted-Average Common
Shares Outstanding	10,553,828	7,066,019	9,489,067	7,060,135

See accompanying notes to unaudited condensed consolidated financial statements.

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended June 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,142,894)	$(1,571,104)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	270,202	208,062
Interest income from shareholder receivables	(5,480)	—
Loss on disposal of assets	90,156	—
Shares and options issued for lawsuit settlement	—	15,900
Amortization of deferred offering costs and accretion of debt discount	2,262	10,545
Non-cash compensation expense	57,018	52,602
Distributions in excess of (undistributed) equity in income from unconsolidated subsidiary	45,643	194,116
Changes in operating assets and liabilities, net of transfers to unconsolidated subsidiary:
Accounts receivable	(107,388)	508,567
Inventories	(212,608)	(282,271)
Prepaid expenses	65,433	(121,921)
Accounts payable	(276,362)	(213,638)
Accrued liabilities	(167,491)	(199,259)
Customer deposits and deferred maintenance revenue	(187,617)	8,625
Net Cash Used In Operating Activities	(1,569,126)	(1,389,776)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to refreshment centers in service	—	(850,917)
Purchase of property and equipment	(1,952)	(42,090)
Net Cash Used In Investing Activities	(1,952)	(893,007)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	1,297,605	—
Proceeds from exercise of warrants	15,150	—
Proceeds from collection of notes receivable from shareholders	26,000	—
Proceeds from borrowings	140,489	268,065
Principal payments on notes payable	(78,320)	(61,344)
Principal payments on capital lease obligations	(8,234)	(45,863)
Net Cash Provided by Financing Activities	1,392,690	160,858

Net Increase (Decrease) in Cash	(178,388)	(2,121,925)

Cash at Beginning of Period	1,031,232	2,811,023

Cash at End of Period	$852,844	$689,098

Supplemental Cash Flows Information
Cash paid for interest	$132,055	$25,709

Supplemental Disclosure of Noncash Investing and Financing Activities
Conversion of accounts payable into common stock	$66,429	$—
Property and equipment acquired by capital lease	—	16,998

See accompanying notes to unaudited condensed consolidated financial statements.

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS

Condensed Financial Statements

The accompanying unaudited condensed consolidated financial statements include the accounts of eRoomSystem Technologies, Inc. and its subsidiaries (the “Company”). These financial statements are condensed and, therefore, do not include all disclosures normally required by generally accepted accounting principles.  These statements should be read in conjunction with the Company’s annual financial statements included in the Company’s December 31, 2001 Annual Report on Form 10-KSB.  In particular, the Company’s organization and nature of operations were presented in Note 1 and its significant accounting principles were presented as Note 2 to the consolidated financial statements in that report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements and consist of only normal recurring adjustments.  The results of operations presented in the accompanying condensed consolidated financial statements for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2002.

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

As of June 30, 2002, there were options and warrants outstanding to purchase 1,670,631 common shares and 200,000 unvested common shares that were not included in the computation of diluted loss per common share as their effect would have been anti–dilutive, thereby decreasing the loss per common share.

NOTE 2 – BUSINESS CONDITION

Since inception, the Company has suffered recurring losses. During the year ended December 31, 2001 and the six months ended June 30, 2002, the Company had net losses of  $2,444,411 and $1,142,894, respectively. During the year ended December 31, 2001 and the six months ended June 30, 2002, the Company’s operations used $1,725,729 and $1,569,126 of cash, respectively. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management is attempting to raise debt and equity financing for use in operations. In February 2002, the Company completed a private placement offering by issuing 2,723,139 shares of common stock for net proceeds of $1,364,034.  Although the Company presently intends to conduct a private placement of common stock during 2002, if market conditions permit, realization of additional financing is not assured.

The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

NOTE 3 – INVESTMENT IN RSi BRE

RSi BRE is a wholly-owned, bankrupt-remote subsidiary of the Company that holds and operates 2,050 Refreshment Center Units and has an obligation to RSG Investments LLC, an related entity (“RSG”), as a result of a troubled debt restructuring under the terms of an Equipment Transfer Agreement with RSG. The Refreshment Center Units are subject to seven-year revenue sharing agreements held by RSi BRE.  Under the terms of the Equipment Transfer Agreement, RSG receives $0.57 per unit per day of the revenue from the revenue sharing agreements, if earned, which is applied to the obligation to RSG.  The obligation to RSG is being amortized over the remaining life of the revenue sharing agreements using an estimated effective interest rate of approximately 41%.  This rate could fluctuate in the future depending upon the level and timing of revenues generated from the Refreshment Center Units.

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

At June 30, 2002 and December 31, 2001, the assets and liabilities of RSi BRE consisted of the following:

	June 30, 2002	December 31, 2001
Cash	$19,413	$39,742
Accounts receivable, net of allowance for doubtful accounts	128,192	72,276
Refreshment centers in service	2,090,118	2,090,118
Accumulated depreciation	(910,117)	(770,914)
Accrued liabilities	(28,005)	(16,803)
Obligation payable to RSG	(726,153)	(795,328)

Net Assets	$573,448	$619,091

For the six months ended June 30, 2002 and 2001, the revenues and expenses of RSi BRE consisted of the following:

	Six Months Ended June 30,
	2002	2001
Revenue-sharing agreement revenues	$233,373	$210,257
Late fee revenue	22,327	—
Depreciation	(139,203)	(139,202)
Other operating expenses	(40,903)	(32,470)
Interest expense	(121,745)	(125,665)
Interest income	508	2,242

Net Loss	$(45,643)	$(84,838)

The Financial Accounting Standards Board has issued the exposure draft Consolidation of Certain Special-Purpose Entities, an interpretation of ARB No. 51.  Though the exposure draft is currently in the comment period, as the exposure draft stands, consolidation of RSi BRE will not be required because the Company is not the primary beneficiary of the special-purpose entity.

Due to the uncertainty of these potential changes in accounting standards and other current issues in the reporting environment, the Company has presented the following proforma financial information of the Company prepared as though the investment is RSi BRE had been accounted for on a consolidated basis as of June 30, 2002:

Current Assets	$3,175,827
Long-term Assets	3,680,031
Current Liabilities	(1,223,079)
Long-Term Liabilities	(2,009,229)

NOTE 4 – FINANCING AGREEMENT

Under the terms of a financing agreement with a finance company, the Company received $150,000 of funding relating to the Refreshment Centers placed by the Company with a hotel customer under a qualified revenue sharing agreement. This funding accrues interest at the seven-year treasury rate plus 12.5%, or 17.19% per annum at June 30, 2002.  This funding is collateralized by refreshment centers with a book value of $400,795.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Legal Matters

On March 28, 2001, the Company received a letter from the Company’s former chairman and chief executive officer, in which he claims he is due certain severance and other payments in the aggregate amount of approximately $1,700,000 pursuant to the terms of his terminated employment agreement.  The matter has been submitted to binding arbitration per the terms of the terminated employment agreement.  There is no assurance that the results of the binding arbitration will not have a material adverse effect on the Company’s financial position or results of operations.  In the event that the arbitrator finds in favor of the former chairman and chief executive officer, the Company may be exposed to a liability of up to approximately $1,700,000, the amount claimed by the former chairman and chief executive officer.

The Company is also the subject of certain legal matters, which it considers incidental to its business activities. It is the opinion of management, after discussion with legal counsel, that the ultimate disposition of these legal matters should not have a material impact on the consolidated financial condition or results of operations of the Company.

NOTE 6 – STOCKHOLDERS’ EQUITY

In February 2002, the Company issued 2,723,139 shares of common stock in a private placement offering for $1,416,029 of proceeds, or $0.52 per share, which includes a $66,429 conversion of accounts payable into common stock, before offering costs and commissions of $51,995. The net proceeds from the private placement, after offering costs and commissions totaled $1,364,034.

Under the terms of the offering, the Company is obligated to include the common shares issued in any registration filed by the Company within one year of the date the common shares are issued.  After one year the related stockholders have the right, at the Company’s expense, to demand that the common shares be registered with the Securities and Exchange Commission.

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

The options exercised on December 31, 2001 included the early exercise of 400,000 unvested options. The common shares issued upon the early exercise are subject to contingent repurchase call options held by the Company that will lapse at the time, and to the extent, the options vest.  The options vest through December 31, 2002. The Company may exercise the repurchase call option on the unvested portion of the common shares if the related officer terminates employment with the Company prior to the date the related options vest. Each call option is exercisable at the lesser of the fair value of the common stock on the date exercised or $0.26 per share. The unvested common shares issued upon the early exercise of the options have been included in common stock outstanding from December 31, 2001. During the six months ended June 30, 2002, 200,000 of these options vested.

NOTE 7 – STOCK OPTIONS AND WARRANTS

Tender Offer and Variable Options

On January 7, 2002, the Company offered to exchange all options held by current employees, directors, independent sales representatives and key consultants to purchase shares of the Company’s common stock with an exercise price per share of $1.50 or more for new options to be granted under the Company’s 2000 Plan. Under the terms of the tender offer, the new options will be granted on or promptly after the first trading day that is at least six months and one day after the date the tendered options were accepted for exchange and cancelled.  The exercise price of the new options will be equal to the closing market price of the common stock on the date of grant. Each new option will preserve the vesting schedule and the vesting commencement date of the option it replaces, if any, so that on the date the new option is granted and on any date thereafter, the holder will be vested in the new option to the same extent they would have been vested on that date had they retained their tendered option. As a result of the tender offer, options to purchase 1,367,855 shares of common stock exercisable from $1.51 to $9.60 per share were cancelled during January 2002 and the Company granted new options on July 23, 2002 for the purchase of 1,367,855 shares of common stock exercisable at the then market price of $0.37 per share, subject to the continued employment of the respective option holders on such date.

In accordance with FAS Interpretation No. 44, the Company indirectly reduced the exercise price of 100,125 stock options by canceling options in January 2002 in connection with the tender offer and by granting options to the same persons at lower exercise prices on December 31, 2001. As a result, the options granted in December 2001 are being accounted for as variable options until they are exercised, forfeited or expire. During the six months ended June 30, 2002, the Company recognized compensation expense relating to the variable options of $57,018.

Stock Options and Warrants

During the six months ended June 30, 2002, the Company granted options to purchase 18,643 shares of common stock to employees, directors and independent sales contractors. These options vest immediately through December 31, 2002, have exercise prices ranging from $0.90 to $1.55 per share and expire between April 2012 and June 2012.

During the six months ended June 30, 2002, options to purchase 15,000 options at $1.01 were exercised.  Also during the six months ended June 30, 2002 options and warrants to purchase 67,524 shares of common stock, with exercise prices ranging from $0.26 to $2.67, expired.

At June 30, 2002, the Company had 1,918,349 options and warrants outstanding at an average exercise price of $4.08 per share.  Options and warrants exercisable at June 30, 2002 totaled 1,836,687 and had an average exercise price of $4.22 per share.

NOTE 8 – SUBSEQUENT EVENT

During July 2002, the shareholders of the Company approved an amendment to the 2000 Stock Option Plan to increase the authorized number of options from 2,400,000 to 2,700,000.

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

OVERVIEW

eRoomSystem Technologies, Inc. is a Nevada corporation incorporated on August 31, 1999.  We have developed and introduced to the lodging industry an intelligent, in–room computerized platform and communications network, or the eRoomSystem.  The eRoomSystem is a computerized platform and processor-based system that is installed within our eRoomServ refreshment centers and designed to collect and control data.  The eRoomSystem also supports our eRoomSafe, an electronic in–room safe.  As part of our expanding line of products, we announced eRoomTray, an in–room ambient tray that can sell a wide variety of products at room temperature, and eRoomEnergy, an in-room digital thermostat that is designed to control virtually any fan coil unit or packaged-terminal air conditioner found in hotel rooms.  We also intend to develop other applications and extensions to the eRoomSystem, including information management services and direct credit card billing and remote engineering and maintenance services.

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

Description of Expenses

Cost of product sales consists primarily of production, shipping and installation costs.  Cost of revenue-sharing arrangements consists primarily of depreciation of capitalized costs for the products placed in service.  We capitalize the production, shipping, installation and sales commissions related to the eRoomServ refreshment centers and eRoomSafes placed under revenue-sharing agreements.  Cost of maintenance fee revenues primarily consists of expenses related to customer support and maintenance and legacy issues related to installations made before January 2001.

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

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2002 AND 2001

Revenues

Product Sales —  Revenues from product sales were $847,433 for the three months ended June 30, 2002, compared to $864,651 for the three months ended June 30, 2001, representing a decrease of $17,198, or 2.0%.  The de minimus decrease in revenues from product sales was due to the reduced number of Refreshment Centers and eRoomSafes sold during the three months ending June 30, 2002 as compared to the three months ended June 30, 2001.

Revenue Sharing Arrangements — Our revenue from revenue sharing arrangements was $193,454 for the three months ended June 30, 2002, compared to $144,028 for the three months ended June 30, 2001, representing an increase of $49,426, or 34.3%.  The increase in revenue from revenue sharing arrangements was due primarily to the increased placement of Refreshment Centers and eRoomSafes pursuant to our revenue sharing program during the twelve months ended June 30, 2002.

Maintenance Fee Revenues — Our maintenance fee revenues were $64,259 for the three months ended June 30, 2002, compared to $88,003 for the three months ended June 30, 2001, representing a decrease of $23,744, or 27.0%.  The decrease was due primarily to the expiration and/or temporary suspension of certain maintenance agreements outstanding.

Cost of Revenue

Cost of Product Sales Revenue — Our cost of product sales revenue for the three months ended June 30, 2002 was $645,026 compared to $540,501 for the three months ended June 30, 2001, an increase of $104,525, or 19.3%.  The gross margin percentage on revenue from product sales revenue was 23.9% for the three months ended June 30, 2002 compared to 37.5% for the three months ended June 30, 2001.  The increase in our cost of product sales revenue and the decrease on our gross margin percentage on revenue from product sales revenue was due to the sale of components at reduced margins in an effort to stimulate sales.

Cost of Revenue Sharing Revenue — Our cost of revenue sharing revenue was $94,869 for the three months ended June 30, 2002, compared to $69,801 during the three months ended June 30, 2001, representing an increase of $25,068, or 36.0%.  The increase in the cost of revenue sharing revenue was due to increased placement of units pursuant to our revenue sharing program.  The gross margin percentage on revenue sharing revenue was 51.0% for the three months ended June 30, 2002 and 51.5% for the three months ended June 30, 2001.  The de minimus decrease in gross margin percentage on revenue sharing revenue from the three months ended June 30, 2000 to the three months ended June 30, 2001 reflects the consistency of our gross margin percentage on revenue sharing revenue.

Cost of Maintenance Fee Revenue — Our cost of maintenance fee revenue was $89,275 for the three months ended June 30, 2002, compared to $57,407 for the three months ended June 30, 2001, representing an increase of $31,868, or 55.5%.  The gross margin percentage on maintenance fee revenues was (38.9)% for the three months ended June 30, 2002 and 34.8% for the three months ended June 30, 2001.  The increase in our cost of maintenance fee revenue and the decrease in gross margin percentages from the three months ended June 30, 2001 to the three months ended June 30, 2002 was primarily due to the maintenance of non-revenue producing units installed for test purposes.

The changes and percent changes with respect to our revenues and our cost of revenue for the three months ended June 30, 2002 and 2001 are as follows:

	For the Three Months Ended June 30,
	2002	2001	Change	Percent Change
REVENUE
Product sales	$847,453	$864,651	$(17,198)	(2.0)%
Revenue-sharing arrangements	193,454	144,028	49,426	34.3%
Maintenance fees	64,259	88,003	(23,744)	(27.0)%
Total Revenue	$1,105,166	$1,096,682	$8,484	0.8%

COST OF REVENUE
Product sales	$645,026	$540,501	$104,525	19.3%
Revenue-sharing arrangements	94,869	69,801	25,068	36.0%
Maintenance	89,275	57,407	31,868	55.5%
Total Cost of Revenue	$829,170	$667,709	$161,461	24.2%

GROSS MARGIN PERCENTAGE
Product sales	23.9%	37.5%
Revenue-sharing arrangements	51.0%	51.5%
Maintenance	(38.9)%	34.8%
Total Gross Margin Percentage	25.0%	39.1%

Although the preceding table summarizes the net changes and percent changes with respect to our revenues and our cost of revenue for the three months ended June 30, 2002 and 2001, the trends contained therein are limited and should not be viewed as a definitive indication of our future results.

Operating Expenses

Selling, General and Administrative — Selling, general and administrative expenses, exclusive of non-cash compensation expense, were $630,065 for the three months ended June 30, 2002, compared to $799,620 for the three months ended June 30, 2001, representing a decrease of $169,555, or 21.2%.  The decrease in our selling, general and administrative expenses from the three months ended June 30, 2002 to the three months ended June 30, 2001 reflects, in part, our restructurings in January 2001 and October 2001 and our attempts to reduce overhead over the past twelve months.

Research and Development Expenses — Research and development expenses were $66,921 for the three months ended June 30, 2002, compared to $106,025 for the three months ended June 30, 2001, representing a decrease of $39,104, or 36.9%.  Research and development expenses represented 6.1% of our total revenue for the three months ended June 30, 2002 and 9.7% of our total revenue for the three months ended June 30, 2001.  The decrease in research and development expenses was primarily due to the completion of the research and development for our new windows-based platform and other products.

Non-Cash Compensation Expense  — Non-cash compensation expense was $(39,597) for the three months ended June 30, 2002, compared to $52,602 for the three months ended June 30, 2001, a decrease of $92,199.  The decrease in non-cash compensation expense during the three months ended June 30, 2002 as compared to the three months ended June 30, 2001 was a result of the re-valuation of previously issued stock options.

Other Expense, Net

Other expense, net was $172,021 for the three months ended June 30, 2002, compared to $7,727 for the three months ended June 30, 2001, representing an increase of $164,294.  The increase was due primarily to the increased interest expenses related to our borrowings pursuant to our financing arrangement with AMRESCO, a decrease in our interest and other income and the disposal of refreshment centers.

Loss Attributable to Common Stockholders

We incurred losses attributable to common stockholders of $553,414 and $537,001 during the three months ended June 30, 2002 and 2001, respectively.  The $15,413 increase in the loss attributable to common stockholders was due primarily to increased total cost of revenue and other expense, net, offset in part by reduced total operating expenses.  We have continued to incur losses subsequent to June 30, 2002 and, as a result, have experienced an increase in accumulated deficit.  We believe that we will continue to incur losses for a period of time.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2000 AND 2001

Revenues

Product Sales —  Revenues from product sales were $857,692 for the six months ended June 30, 2002, compared $891,916 for the six months ended June 30, 2001, representing a decrease of $34,224, or 3.8%.  The decrease in revenues from product sales was due to the reduced number of Refreshment Centers and eRoomSafes sold for the six months ending June 30, 2002 as compared to the six months ended June 30, 2001.

Revenue Sharing Arrangements — Our revenue from revenue sharing arrangements was $381,837 for the three months ended June 30, 2002, compared to $278,095 for the six months ended June 30, 2001, representing an increase of $103,742, or 37.3%.  The increase in revenue from revenue sharing arrangements was due primarily to the increased placement of Refreshment Centers and eRoomSafes pursuant to our revenue sharing program during the twelve months ended June 30, 2001.

Maintenance Fee Revenues — Our maintenance fee revenues were $119,248 for the three months ended June 30, 2002, compared to $144,406 for the six months ended June 30, 2001, representing a decrease of $25,158, or 17.4%.  The decrease was due primarily to the expiration and/or temporary suspension of certain maintenance agreements outstanding.

Cost of Revenue

Cost of Product Sales Revenue — Our cost of product sales revenue for the six months ended June 30, 2002 was $646,252, compared to $556,151 for the six months ended June 30, 2001, an increase of $90,101, or 16.2%.  The increase was due to the higher costs associated with product sales during the six months ended June 30, 2002, as compared to the six months ended June 30, 2001.  The gross margin percentage on revenue from product sales revenue was 24.7% for the six months ended June 30, 2002 compared to 37.6% for the six months ended June 30, 2001.  The decrease in gross margin percentage on revenue from product sales revenue was due the sale of components at reduced margins in an effort to stimulate sales, offset, in part, by the availability of inventory-on-hand during the six months ended June 30, 2002.

Cost of Revenue Sharing Revenue — Our cost of revenue sharing revenue was $189,737 for the six months ended June 30, 2002, compared to $128,710 during the six months ended June 30, 2001, representing an increase of $61,027, or 47.4%.  The increase in the cost of revenue sharing revenue was due to increased placement of units pursuant to our revenue sharing program.  The gross margin percentage on revenue sharing revenue was 50.3% for the six months ended June 30, 2002 and 53.7% for the six months ended June 30, 2001.  The minor decrease in gross margin percentage on revenue sharing revenue from the six months ended June 30, 2001 to the six months ended June 30, 2002 resulted from, in part, the increased cost of product mix under our revenue sharing agreements.

Cost of Maintenance Fee Revenue — Our cost of maintenance fee revenue was $201,772 for the six months ended June 30, 2002, compared to $197,736 for the six months ended June 30, 2001, representing an increase of $4,036, or 2.0%.  The gross margin percentage on maintenance fee revenues was (69.2)% for the six months ended June 30, 2002 and (36.9)% for the six months ended June 30, 2001.  The increase in our cost of maintenance fee revenue and the decrease in gross margin percentages from the six months ended June 30, 2001 to the six months ended June 30, 2002 was primarily due to the maintenance of non-revenue producing units installed for test purposes.

The changes and percent changes with respect to our revenues and our cost of revenue for the six months ended June 30, 2002 and 2001 are as follows:

	For the Six Months Ended June 30,
	2002	2001	Change	Percent Change
REVENUE
Product sales	$857,692	$891,916	$(34,224)	(3.8)%
Revenue-sharing arrangements	381,837	278,095	103,742	37.3%
Maintenance fees	119,248	144,406	(25,158)	(17.4)%
Total Revenue	$1,358,777	$1,314,417	$44,360	3.4%

COST OF REVENUE
Product sales	$646,252	$556,151	$90,101	16.2%
Revenue-sharing arrangements	189,737	128,710	61,027	47.4%
Maintenance	201,772	197,736	4,036	2.0%
Total Cost of Revenue	$1,037,761	$882,597	$155,164	17.6%

GROSS MARGIN PERCENTAGE
Product sales	24.7%	37.6%
Revenue-sharing arrangements	50.3%	53.7%
Maintenance	(69.2)%	(36.9)%
Total Gross Margin Percentage	23.6%	32.9%

Although the preceding table summarizes the net changes and percent changes with respect to our revenues and our cost of revenue for the six months ended June 31, 2002 and 2001, the trends contained therein are limited and should not be viewed as a definitive indication of our future results.

Operating Expenses

Selling, General and Administrative — Selling, general and administrative expenses, exclusive of non-cash compensation expense, were $1,038,295 for the six months ended June 30, 2002, compared to $1,717,491 for the six months ended June 30, 2001, representing a decrease of $679,196, or 39.5%.  The decrease in our selling, general and administrative expenses from the six months ended June 30, 2000 to the six months ended June 30, 2001 reflects, in part, our restructurings in January 2001 and October 2001 and our attempts to reduce overhead over the past twelve months.

Research and Development Expenses — Research and development expenses were $130,953 for the six months ended June 30, 2002, compared to $219,045 for the six months ended June 30, 2001, representing a decrease of $88,092, or 40.2%.  Research and development expenses represented 9.6% of our total revenue for the six months ended June 30, 2002 and 16.7% of our total revenue for the six months ended June 30, 2001.  The decrease in research and development expenses was primarily due to the completion of the research and development for our new windows-based platform and other products.

Non-Cash Compensation Expense  — Non-cash compensation expense was $57,019 for the six months ended June 30, 2002, compared to $52,602 for the six months ended June 30, 2001, representing an increase of $4,417, or 8.4%.  The increase in non-cash compensation expense during the six months ended June 30, 2002 as compared to the six months ended June 30, 2001 resulted from the initial valuation of variable stock options.

Other Expense, Net

Other expense was $237,643 for the six months ended June 30, 2002, compared to $13,786 for the six months ended June 30, 2001, representing an increase of $223,857.  The increase is due primarily to the increase in interest expense related to our borrowings pursuant to our financing arrangement with AMRESCO and a loss on the disposal of refreshment centers.

Loss Attributable to Common Stockholders

We incurred losses attributable to common stockholders of $1,142,894 and $1,571,104 during the six months ended June 30, 2002 and 2001, respectively.  The $428,210, or 27.3%, decrease in the loss attributable to common stockholders was due primarily to reduced total operating expenses, offset in part by increased total cost of revenue and other expense net.  We have continued to incur losses subsequent to June 30, 2002 and, as a result, have experienced an increase in accumulated deficit.  We believe that we will continue to incur losses for a period of time.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended June 30, 2002, our principal capital resources were $140,489 in fundings through our financial arrangement with AMRESCO and $1,416,029 in gross proceeds from our private placement of common stock in March 2002.  In addition, during the fiscal year 2001, we received $1,427,495 in fundings from AMRESCO.  The funds from AMRESCO and our private placement have been and will be used to fund working capital and general corporate purposes.

At June 30, 2002, our principal sources of liquidity consisted of $852,844 of cash and $1,947,042 of working capital compared to $1,031,232 of cash and $1,200,968 of working capital at December 31, 2001.  In addition, our stockholders’ equity was $3,623,550 at June 30, 2002, compared to stockholders’ equity of $3,309,722 at December 31, 2001, an increase of $313,828.  The increase in cash, working capital and stockholders’ equity reflects the proceeds from our private placement of common stock in March 2002, offset, in part, by the continued use of cash by our operations and our current inability to generate sufficient revenue to sustain our operations.

Our accumulated deficit increased from $27,434,747 at June 30, 2001 to $28,577,641 at June 30, 2002.  The increase in accumulated deficit resulted primarily from the net loss from operations for the six months ended December 31, 2001 and for the six months ended June 30, 2002.  We anticipate that our accumulated deficit will continue to increase for the foreseeable future.

We used net cash of $1,569,126 in operating activities during the six months ended June 30, 2002, compared to $1,389,776 of net cash used in operating activities during the six months ended June 30, 2001.  The $179,350 increase in the use of net cash in operating activities primarily resulted from, in part, the $148,473 decrease in distributions in excess of equity from RSi BRE, Inc., the $615,955 decrease in net cash received from accounts receivable, the $62,724 increase in net cash paid for accounts payable and $196,242 decrease in customer deposits and deferred maintenance revenue, offset by, in part, the $428,210 decrease in net loss and the $187,354 increase in prepaid expenses.

Investing activities for the six months ended June 30, 2002 used net cash of $1,952, compared to $893,007 used during the six months ended June 30, 2001.  The decrease in net cash used in investing activities resulted the $40,138 decrease in the purchase of property and equipment and the absence of additions to refreshment centers in service.  Notwithstanding the decrease in net cash used in investing activities, we expect our investing activity to increase through the end of 2002 due to the proposed increase in the placement of our products under our revenue-sharing program.  Additionally, we anticipate that we will experience a modest increase in our capital expenditures and lease commitments for property and equipment consistent with anticipated growth in operations, infrastructure and personnel.

Financing activities provided $1,392,690 during the six months ended June 30, 2002 compared to net cash of $160,858 provided during the six months ended June 30, 2001.  The primary sources of cash during the six months ended June 30, 2002 was our private placement of common stock for gross proceeds of $1,416,029.  As a result, the increase in net cash provided by financing activities resulted primarily from $1,312,755 in proceeds from the issuance of common stock and warrants, offset in part by principal payments on notes payable and principal payments on capital lease obligations.

The placement of products under revenue-sharing arrangements is capital intensive.  We estimate that we must place approximately 16,000 units pursuant to our revenue-sharing program, along with the continued sale and placement of our products, in order to provide adequate cash to sustain our operations.  As of June 30, 2002, we had 3,435 equivalent units placed pursuant to our revenue-sharing program.  Although we received proceeds from our financing arrangement with AMRESCO and, in March 2002, from our private placement of common stock, we will require additional cash to finance our planned expansion and capital expenditures.  The need for additional working capital is due, in part, to the 90-day seasoning period prior to the receipt of funding from AMRESCO.  We are exploring financing alternatives that may include institutional or other lending sources and private placements of debt or equity.  There is no assurance that we will be able to obtain additional financing in order to fund our operations during the 90-day (or longer) seasoning period or that our customers will meet the minimum performance criteria established by AMRESCO as a pre-requisite to receiving any funding from AMRESCO.  If we are unsuccessful in obtaining financing to fund operations during the 90-day (or longer) seasoning period or if we do not receive sufficient financing from AMRESCO, we may have to shift more placements of our units from revenue-sharing arrangements to product sales.  No assurance can be given that we will be able to shift the placement of a sufficient number of our units from revenue-sharing arrangements to product sales in order to provide adequate liquidity.  Based on the foregoing, we believe that we will have sufficient cash-on-hand and cash from future fundings with AMRESCO to sustain our routine business operations (excluding capital expenditures to meet our planned expansion) through the third quarter of 2002.  In addition, although we expect to raise additional funds for working capital through private offerings of our equity or convertible debt securities, we have no assurance that adequate funds will be available on terms favorable to us, or at all.  Further, due to our cash position of the $211,000 as of August 12, 2002, we presently intend to conduct a private placement of common stock towards the end of the third quarter of 2002.  However, in light of current market conditions, the realization of additional financing is not assured.  These matters raise substantial doubt about our ability to continue as a going concern.

CONTRACTUAL CASH OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following table presents our contractual cash obligations and commercial commitments as of June 30, 2002.  We have no other significant contractual obligations or commercial commitments either on or off balance sheet as of this date.

	PAYMENTS DUE BY PERIOD
CONTRACTUAL CASH OBLIGATIONS	TOTAL	< 1 YEAR	1-3 YEARS	4-5 YEARS	> 5 YEARS
Long-term Debt	$2,289,088	$404,424	$808,848	$786,171	$289,645
Capital Lease Obligations	10,716	10,716	—	—	—
Operating Leases	838,992	179,784	359,568	344,586	—
Other Long-term Obligations*	1,430,754	336,648	673,296	504,972	—
TOTAL	$4,569,550	$931,572	$1,841,712	$1,506,621	$289,645

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

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

On March 28, 2001, we received a letter from our former chairman and chief executive officer, Steven Sunyich, in which he claims he is due certain severance and other payments pursuant to the terms of his terminated employment agreement.  Mr. Sunyich claims that he is owed approximately $200,000 in severance payments and approximately $1,500,000 in payments related to a repurchase clause contained in his terminated employment agreement.  The matter has been submitted to binding arbitration, to be administered by the American Arbitration Association pursuant to the terms of the terminated employment agreement.  In October 2001, the arbitrator issued a discovery order pursuant to which the parties have been exchanging documents and witness lists in preparation for the arbitration hearing.  Although originally scheduled for February 2002, the arbitration hearing was conducted on August 12, 2002 and August 13, 2002.  Upon the submission of closing briefs by the parties, the arbitrator will make a determination on the claims made by Mr. Sunyich.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On July 29, 2002, we held our annual meeting of stockholders at Thanksgiving Point, 3003 North Thanksgiving Way, Lehi, Utah 84043.  We submitted three proposals to our stockholders:

•	the election of Dr. Alan C. Ashton, S. Leslie Flegel, David S. Harkness, Herbert A. Hardt, John J. Prehn, James C. Savas and Lawrence S. Schroeder as our directors;

•

the approval of an amendment to the eRoomSystem Technologies 2000 Stock Option and Incentive Plan to increase the number of shares of our common stock authorized for issuance under the plan from 2,400,000 shares to 2,700,000 shares; and

•	the ratification of the issuance of stock options to purchase 1,200,000 shares of our common stock to our executive officers, directors, consultants and employees.

The record date of our annual meeting was June 14, 2001 on which we had a total of 10,754,158 shares of common stock outstanding.  A total of 7,599,794 shares, or 70.7% of the total number of outstanding shares of our common stock, were voted, representing a sufficient number of shares to constitute a quorum.  The results of our annual meeting are as follows:

Proposal One:  Election of Directors

Name	Votes For	Votes Withheld
Dr. Alan C. Ashton	7,509,595 shares	90,199 shares
S. Leslie Flegel	7,509,595 shares	90,199 shares
David S. Harkness	7,509,595 shares	90,199 shares
Herbert A. Hardt	7,509,595 shares	90,199 shares
John J. Prehn	7,509,595 shares	90,199 shares
James C. Savas	7,509,595 shares	90,199 shares
Lawrence S. Schroeder	7,509,595 shares	90,199 shares

Proposal Two: Amendment to the 2000 Stock Option and Incentive Plan

Votes For	Votes Against	Abstentions
6,668,269 shares	926,730	4,795 shares

Proposal Three: Amendment to the 2000 Stock Option and Incentive Plan

Votes For	Votes Against	Abstentions
6,660,935 shares	938,609	250 shares

As a result of the votes cast by our stockholders at our annual meeting, the three proposals submitted to our stockholders were passed.

ITEM 5.  OTHER INFORMATION.

Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits.

Not applicable.

(b)  Reports on Form 8-K.

On June 25, 2002, we filed a Current Report on Form 8-K dated February 21, 2001 with respect to the date and time of our 2002 Annual Meeting of Stockholders, the amendment and restatement of our bylaws and the appointment of additional directors.

On August 14, 2002, we filed a Current Report on Form 8-K, concurrently with the filing of this Quarterly Report on Form 10-QSB, with respect to the certifications by our chief executive officer and our chief financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

eROOMSYSTEM TECHNOLOGIES, INC.
(Registrant)

Date:	August 14, 2002	By:	/s/ David S. Harkness
David S. Harkness
		Its:	Chief Executive Officer, President and Chairman