Form 10QSB
period 2002-09-30
EROOMSYSTEM TECHNOLOGIES INC
filed 2002-11-14
CIK 1110361

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

_x_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended:              September 30, 2002
                                        ----------------------------------------

                                       OR

___ TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from:                   to
                                      ----------------     ---------------------

      Commission file number:                       000-31037
                               -------------------------------------------------

                         eRoomSystem Technologies, Inc.
--------------------------------------------------------------------------------
                     (Exact name of small business issuer as
                            specified in its charter)


                      Nevada                             87-0540713
-----------------------------------------    -----------------------------------
           (State or other jurisdiction               (I.R.S. Employer
         of incorporation or organization)           Identification No.)

                   106 East 13200 South, Draper, UT 84020-8954
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (800) 316-3070
--------------------------------------------------------------------------------
                           (Issuer's telephone number)

                    390 North 3050 East, St. George, UT 84790
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES x NO
                                                                      ---   ---

Applicable Only to Issuers Involved in Bankruptcy Proceedings During the Preceding Five Years

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by court.  YES      NO
                                                 ---    ---

Applicable Only to Corporate Issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

   10,754,158 shares of common stock, $0.001 par value, as of November 1, 2002
--------------------------------------------------------------------------------

Transitional Small Business Disclosure Format (check one):  YES      NO x
                                                                ---    ---


                         eROOMSYSTEM TECHNOLOGIES, INC.

                                   FORM 10-QSB

                                TABLE OF CONTENTS

                                                                                                                PAGE

PART I - FINANCIAL INFORMATION....................................................................................1
         ITEM 1.  FINANCIAL STATEMENTS............................................................................1
                  Condensed Consolidated Balance Sheets (Unaudited)...............................................1
                  Condensed Consolidated Statements of Operations (Unaudited).....................................3
                  Condensed Consolidated Statements of Cash Flows (Unaudited).....................................4
                  Notes to Condensed Consolidated Financial Statements (Unaudited)................................5
         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...........11
         ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....................................21
         ITEM 4.  EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES...............................................22

PART II - OTHER INFORMATION......................................................................................22
         ITEM 1.  LEGAL PROCEEDINGS..............................................................................22
         ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS......................................................22
         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES................................................................22
         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................................23
         ITEM 5.  OTHER INFORMATION..............................................................................23
         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...............................................................23

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                     ASSETS

                                                                         September 30,   December 31,
                                                                              2002           2001
                                                                        --------------  -------------
CURRENT ASSETS
 Cash                                                                        $185,584     $1,031,232
 Accounts receivable, net of allowance for doubtful accounts of $23,638
  at September 30, 2002 and $23,638 at December 31, 2001                      235,907        424,343
 Inventories                                                                1,240,852      1,221,995
 Prepaid expenses                                                             291,735        274,477
                                                                        --------------  -------------
       Total Current Assets                                                 1,954,078      2,952,047
                                                                        --------------  -------------

REFRESHMENT CENTERS IN SERVICE, net of accumulated depreciation of
 $686,840 at September 30, 2002 and $396,258 at December 31, 2001           2,612,933      2,489,016
                                                                        --------------  -------------

PROPERTY AND EQUIPMENT
 Production equipment                                                         349,351        276,844
 Computer equipment                                                           246,408        237,966
 Vehicles and other                                                            74,194         78,586
                                                                        --------------  -------------
                                                                              669,953        593,396
 Less accumulated depreciation and amortization                              (488,285)      (412,447)
                                                                        --------------  -------------
       Net Property and Equipment                                             181,668        180,949
                                                                        --------------  -------------

INVESTMENT IN WHOLLY OWNED, UNCONSOLIDATED SUBSIDIARY                         520,791        619,091
                                                                        --------------  -------------

OTHER ASSETS
 Patents and license rights, net of accumulated amortization of
  $408,331 and $357,707, respectively                                          64,159        114,783
 Deposits                                                                      73,688         67,405
                                                                        --------------  -------------
       Total Other Assets                                                     137,847        182,188
                                                                        --------------  -------------

Total Assets                                                               $5,407,317     $6,423,291
                                                                        ==============  =============

See accompanying notes to condensed consolidated financial statements (unaudited).


                eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED) (UNAUDITED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                        September 30,   December 31,
                                                                             2002           2001
                                                                        --------------  -------------
CURRENT ASSETS
 Notes payable and current portion of long-term debt                         $188,648       $153,006
 Current portion of capital lease obligations                                   7,261         12,875
 Accounts payable                                                             753,372        705,370
 Accrued liabilities                                                          186,196        506,939
 Accrued interest                                                              22,264         21,941
 Customer deposits                                                             29,258        292,481
 Deferred maintenance revenue                                                  89,783         58,467
                                                                        --------------  -------------
       Total Current Liabilities                                            1,276,782      1,751,079
                                                                        --------------  -------------

LONG-TERM LIABILITIES
 Long-term debt, net of current portion                                     1,363,091      1,356,415
 Capital lease obligations, net of current portion                                 --          6,075
                                                                        --------------  -------------
       Total Long-Term Liabilities                                          1,363,091      1,362,490
                                                                        --------------  -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
 Series D convertible preferred stock, $0.001 par value; 2,777,778 shares
authorized; no shares outstanding                                                  --             --
 Undesignated preferred stock, $0.001 par value; 2,222,222 shares
  authorized; no shares outstanding                                                --             --
 Common stock, $0.001 par value; 50,000,000 shares authorized;
  10,754,158 shares and 8,016,019 shares outstanding at September 30,
  2002 and December 31, 2001, respectively                                     10,754          8,016
 Additional paid-in capital                                                31,331,002     29,098,351
 Warrants and options outstanding                                           1,032,475      1,885,102
 Notes receivable from shareholders                                          (229,265)      (247,000)
 Accumulated deficit                                                      (29,377,522)   (27,434,747)
                                                                        --------------  -------------
       Total Stockholders' Equity                                           2,767,444      3,309,722
                                                                        --------------  -------------

                                                                        --------------  -------------
Total Liabilities and Stockholders' Equity                                 $5,407,317     $6,423,291
                                                                        ==============  =============

See accompanying notes to condensed consolidated financial statements (unaudited).


                eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                  For the Three                      For the Nine
                                                                   Months Ended                      Months Ended
                                                                  September 30,                      September 30,
                                                              2002             2001             2002             2001
REVENUE
     Product sales                                      $        38,468      $   100,311   $       896,160  $       992,227
     Revenue-sharing arrangements                               195,830          178,129           577,667          456,224
     Maintenance fees                                           119,211          137,357           238,459          281,763
         Total Revenue                                          353,509          415,797         1,712,286        1,730,214

COST OF REVENUE
     Product sales                                              192,097           41,462           838,349          597,613
     Revenue-sharing arrangements                               100,845           84,827           290,582          213,537
     Maintenance                                                185,668           87,241           387,440          284,977
         Total Cost of Revenue                                  478,610          213,530         1,516,371        1,096,127

Gross Margin                                                   (125,101)         202,267           195,915          634,087

OPERATING EXPENSES
     Selling, general and administrative (exclusive of
       noncash compensation expense)                            596,650          630,621         1,634,945        2,348,112
     Research and development                                    71,992          131,212           202,945          350,257
     Non-cash compensation                                      (53,440)              --             3,579           52,602
         Total Operating Expenses                               615,202          761,833         1,841,469        2,750,971

Loss From Operations                                           (740,303)        (559,566)       (1,645,554)      (2,116,884)

OTHER INCOME (EXPENSE)
     Interest expense                                           (67,069)         (29,850)         (181,592)         (42,653)
     Loss on disposal of refreshment centers                         --               --           (90,156)              --
     Equity in loss from unconsolidated, wholly-owned
       subsidiary                                               (52,658)         (48,865)          (98,300)        (133,703)
     Interest and other income                                   60,149            3,484            72,827           87,339
         Other Expense, Net                                     (59,578)         (75,231)         (297,221)         (89,017)

Net Loss                                                $      (799,881)     $  (634,797)  $    (1,942,775)  $   (2,205,901)

Basic and Diluted Loss Per Common Share                 $         (0.08)     $     (0.09)  $         (0.20)  $        (0.31)
Basic and Diluted Weighted-Average Common
  Shares Outstanding                                         10,554,158        7,066,019         9,848,000        7,062,118

See accompanying notes to condensed consolidated financial statements (unaudited).



                 eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                             For the Nine Months Ended
                                                                                                     September 30,
                                                                                                2002             2001
                                                                                        ----------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss.........................................................................  $     (1,942,775) $    (2,205,901)
     Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization..................................................           417,044          332,002
       Interest accrued on notes receivable from shareholders.........................            (8,265)              --
       Loss on disposal of assets.....................................................            90,156               --
       Shares and options issued for lawsuit settlement...............................                --           15,900
       Amortization of loan costs.....................................................             2,262           16,121
       Non-cash compensation expense..................................................             3,578           52,602
       Distributions in excess of equity in loss from unconsolidated subsidiary.......            98,300          242,981
       Changes in operating assets and liabilities, net of transfers to unconsolidated subsidiary:
         Accounts receivable..........................................................           188,437          570,915
         Inventories..................................................................           (18,857)        (325,894)
         Prepaid expenses.............................................................           (17,258)        (104,360)
         Accounts payable.............................................................           114,430         (106,196)
         Accrued liabilities..........................................................          (320,420)        (306,082)
         Customer deposits and deferred maintenance revenue...........................          (231,907)         (90,435)
                                                                                        ----------------  ----------------
              Net Cash Used In Operating Activities...................................        (1,625,275)      (1,908,347)
                                                                                        ----------------  ---------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Additions to refreshment centers in service......................................          (504,654)      (1,234,230)
     Purchase of property and equipment...............................................           (76,557)         (42,090)
                                                                                        ----------------- ---------------
              Net Cash Used In Investing Activities...................................          (581,211)      (1,276,320)
                                                                                        ----------------- ---------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from issuance of common stock...........................................         1,297,605               --
     Proceeds from exercise of warrants...............................................            15,150               --
     Proceeds from collection of notes receivable from shareholders...................            26,000               --
     Proceeds from borrowings.........................................................           140,489          609,490
     Principal payments on notes payable..............................................          (106,716)         (68,650)
     Principal payments on capital lease obligations..................................           (11,689)         (48,770)
                                                                                        ----------------  ---------------
              Net Cash Provided by Financing Activities...............................         1,360,839          492,070
                                                                                        ----------------  ---------------
Net Decrease in Cash..................................................................          (845,647)      (2,692,597)
Cash at Beginning of Period...........................................................         1,031,232        2,811,023
                                                                                        ----------------  ---------------
Cash at End of Period.................................................................  $        185,585  $       118,426
                                                                                        ================  ===============
Supplemental Cash Flows Information
     Cash paid for interest.............................................................$        179,007  $        46,187
                                                                                        ================  ===============
Supplemental Disclosure of Noncash Investing and Financing Activities
     Conversion of accounts payable into common stock...................................$         66,429  $           --
     Property and equipment acquired by capital lease...................................              --           16,998
     Refreshment centers under revenue sharing agreements transferred to inventory......              --          213,006

See accompanying notes to condensed consolidated financial statements (unaudited).


                 eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Condensed Financial Statements - The accompanying unaudited condensed consolidated financial statements include the accounts of eRoomSystem Technologies, Inc. and its subsidiaries (the "Company"). These financial statements are condensed and, therefore, do not include all disclosures normally required by generally accepted accounting principles. These statements should be read in conjunction with the Company's annual financial statements included in the Company's December 31, 2001 Annual Report on Form 10-KSB. In particular, the Company's organization and nature of operations were presented in Note 1 and its significant accounting principles were presented as Note 2 to the consolidated financial statements in that report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed consolidated financial statements for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2002.

Net Loss per Common Share - Basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding. Unvested common shares are considered to be stock options for purposes of computing loss per share and are not included in the weighted-average number of common shares outstanding. Diluted loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares and dilutive potential common share equivalents outstanding. Potential common share equivalents consist of shares issuable upon the exercise of stock options and warrants. As of September 30, 2002, there were options and warrants outstanding to purchase 3,139,175 common shares and 200,000 unvested common shares that were not included in the computation of diluted loss per common share as their effect would have been anti-dilutive, thereby decreasing the loss per common share.

NOTE 2 - BUSINESS CONDITION

Since inception, the Company has suffered recurring losses. During the year ended December 31, 2001 and the nine months ended September 30, 2002, the Company had losses of $2,444,411 and $1,942,775, respectively. During the year ended December 31, 2001 and the nine months ended September 30, 2002, the Company's operations used $1,725,729 and $1,625,275 of cash, respectively. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management is attempting to obtain debt and equity financing for use in its operations. Management's plans include modifying the costs of the Company's products by using an outside manufacturer, reducing the sales price of products to increase sales volume and completing a private placement offering of up to $2,500,000 from the issuance of a convertible promissory note and shares of Series D Preferred Stock. Realization of profitable operations or proceeds from the financing is not assured. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

NOTE 3 - INVESTMENT IN RSi BRE, INC.

RSi BRE, Inc. ("RSi BRE") is a wholly-owned, bankrupt-remote subsidiary of the Company that holds and operates 2,050 refreshment center units and has an obligation to RSG Investments LLC ("RSG") as a result of a troubled debt restructuring under the terms of an Equipment Transfer Agreement with RSG. The refreshment center units are subject to seven-year revenue sharing agreements held by RSi BRE. Under the terms of the Equipment Transfer Agreement, RSG receives $0.57 per unit per day of the revenue from the revenue sharing agreements, if earned, which is applied to the obligation to RSG. The obligation to RSG is being amortized over the remaining life of the revenue sharing agreements using an estimated effective interest rate of approximately 41%. This rate could fluctuate in the future depending upon the level and timing of revenues generated from the refreshment center units.

The board of directors of RSi BRE is comprised of one appointee from the Company, one appointee from RSG and one independent appointee. All operating decisions, including disbursements, of RSi BRE require unanimous consent of RSi BRE's board of directors. As a result, the Company does not control RSi BRE. In accordance with EITF 96-16, "Investor's Accounting for an Investee When the Investor has a Majority of the Voting Interest But the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights," the Company has determined that RSi BRE does not qualify for consolidation in the Company's financial statements. Rather, the Company's investment in RSi BRE is reflected as an "Investment in Wholly Owned, Unconsolidated Subsidiary" in the accompanying consolidated balance sheet and is being accounted for under the equity method of accounting. At September 30, 2002 and December 31, 2001, the assets and liabilities of RSi BRE consisted of the following:

                                                                               September 30,          December 31,
                                                                                   2002                   2001
                                                                           -------------------    ------------------
       Cash.........................................................        $      49,420          $      39,742
       Accounts receivable, net of allowance for doubtful accounts..              142,688                 72,276
       Inventory....................................................              141,826                     --
       Refreshment centers in service...............................            1,827,763              2,090,118
       Accumulated depreciation.....................................             (853,450)              (770,914)
       Accrued liabilities..........................................              (33,606)               (16,803)
       Obligation payable to RSG....................................             (753,850)              (795,328)
                                                                           -------------------    ------------------

       Net Assets...................................................        $     520,791          $     619,091
                                                                           ===================    ==================

For the nine months ended September 30, 2002 and 2001, the revenues and expenses of RSi BRE consisted of the following:

                                                                               Nine Months Ended September 30,
                                                                           -----------------------------------------
                                                                                 2002                   2001
                                                                           ------------------     ------------------
       Revenue-sharing agreement revenues...........................        $     318,068          $     314,690
       Late fee revenue.............................................               39,464                  7,107
       Depreciation.................................................             (203,064)              (208,803)
       Other operating expenses.....................................              (76,524)               (83,459)
       Interest expense.............................................             (176,906)              (166,364)
       Interest income..............................................                  662                  3,126
                                                                           ------------------     ------------------

       Net Loss.....................................................        $     (98,300)         $    (133,703)
                                                                           ==================     ==================


The Financial Accounting Standards Board has issued the exposure draft, Consolidation of Certain Special-Purpose Entities, an interpretation of ARB No.
51. Though the exposure draft is currently in the comment period, as the exposure draft stands, consolidation of RSi BRE will not be required because the Company is not the primary beneficiary of the special-purpose entity. However, due to the uncertainty of these potential changes in accounting standards and other current issues in the reporting environment, the Company has presented the following pro forma financial information as though the investment in RSi BRE had been accounted for on a consolidated basis as of September 30, 2002:

       Current Assets..................................................................        $    2,288,011
       Long-Term Assets................................................................             3,906,761
       Current Liabilities.............................................................            (2,064,238)
       Long-Term Liabilities...........................................................            (1,363,091)

NOTE 4 - FINANCING AGREEMENT

During the nine months ended September 30, 2002, the Company, the Company received $150,000 in debt financing under the terms of a financing agreement with AMERESCO Leasing Corporation, a finance company relating to refreshment centers placed by the Company with a hotel customer under a qualified revenue-sharing agreement. The related note payable accrues interest at the seven-year treasury rate plus 12.5%, or 17.19% per annum at September 30, 2002, and is collateralized by refreshment centers with a value of $467,871. Notes payable to AMERESCO Leasing Corporation totaled $1,551,739 at September 30, 2002, of which $188,648 is the current portion.

On September 18, 2002, management was notified by AMRESCO Leasing Corporation of its intention to cease funding loans to the Company. There is no assurance that management will be successful in obtaining a new source of financing, and if successful that the terms of such new financing will be favorable to the Company. If a new financing relationship is not procured, the financial condition and results of operation of the Company will likely be adversely affected.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

On March 28, 2001, the Company received a letter from the Company's former chairman and chief executive officer in which he claimed he was due certain severance and other payments in the aggregate amount of approximately $1,700,000 pursuant to the terms of his terminated employment agreement. The matter was submitted to binding arbitration per the terms of the terminated employment agreement. In September 2002, the arbitration was settled in favor of the Company. Punitive damages, less arbitration costs, in the amount of $47,422 were awarded to the Company and no claims were required to be paid to the Company's former chairman and chief executive officer because he was deemed to be in breach of his terminated employment agreement. The Company had not received the settlement award as of September 30, 2002. The Company recorded a valuation allowance of $47,422, effectively reducing the carrying value of the receivable for the settlement award to zero as of September 30, 2002.

In November 2002, a former landlord in St. George, Utah filed a lawsuit against the Company that alleges breach of a lease agreement and seeks payment in the amount of $10,616 for delinquent rent, $7,544 for damages and approximately $9,800 for occupancy beyond the term of the lease. The landlord is also seeking interest on these amounts and attorney's fees related to the action. Management intends to attempt to settle the claim. This claim is not expected to have a material impact on the Company's financial position or the results of operations.

NOTE 6 - STOCKHOLDERS' EQUITY

In February 2002, the Company issued 2,723,139 shares of common stock in a private placement offering for $1,416,029 of gross proceeds, or $0.52 per share, which includes a $66,429 conversion of an account payable into common stock, before offering costs and commissions of $51,995. The net proceeds from the private placement, after offering costs and commissions totaled $1,364,034.

                 eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Under the terms of the offering, the Company is obligated to include the common shares issued in any registration filed by the Company within one year of the date the common shares were issued. After one year the related stockholders have the right, at the Company's expense, to demand that the common shares be registered with the Securities and Exchange Commission.

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

The options exercised on December 31, 2001 included the early exercise of 400,000 unvested options. The common shares issued upon the early exercise are subject to contingent repurchase call options held by the Company that will lapse at the time, and to the extent, the options vest. The options vest through December 31, 2002. The Company may exercise the repurchase call option on the unvested portion of the common shares if the related officer terminates employment with the Company prior to the date the related options vest. Each call option is exercisable at the lesser of the fair value of the common stock on the date exercised or $0.26 per share. The unvested common shares issued upon the early exercise of the options have been included in common stock outstanding from December 31, 2001. During the nine months ended September 30, 2002, 200,000 of these options vested.

During July 2002, the stockholders of the Company approved an amendment to the 2000 Stock Option and Incentive Plan, or the 2000 Plan, to increase the authorized number of shares of common stock, reserved for issuance upon the exercise of options issued under the 2000 Plan from 2,400,000 shares to 2,700,000 shares.

NOTE 7 - STOCK OPTIONS AND WARRANTS

Tender Offer and Variable Options

On January 7, 2002, the Company offered to exchange all options held by current employees, directors, independent sales representatives and key consultants to purchase shares of the Company's common stock with an exercise price of $1.50 or more per share for new options to be granted under the Company's 2000 Stock Option Plan. Under the terms of the tender offer, the Company agreed to grant new options on or promptly after the first trading day that was at least six months and one day after the date the tendered options were accepted for exchange and cancelled. As a result of the tender offer, options to purchase 1,367,855 shares of common stock exercisable from $1.51 to $9.60 per share were cancelled in January 2002. The Company granted new options under the tender offer on July 23, 2002 for the purchase of 1,367,855 shares of common stock exercisable at $0.37 per share, the market price of the Company's common stock on the date granted. Each new option granted preserved the vesting schedule and the vesting commencement date of the option it replaced. The new options will expire in ten years if not exercised.

                 eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In accordance with SFAS Interpretation No. 44, the Company indirectly reduced the exercise price of 100,125 stock options by canceling options in January 2002 in connection with the tender offer and by granting options to the same persons at lower exercise prices on December 31, 2001. As a result, the options granted in December 2001 are being accounted for as variable options until they are exercised, forfeited or expire. During the nine months ended September 30, 2002, the Company recognized compensation expense relating to the variable options of $3,579.

Stock Options and Warrants

During the nine months ended September 30, 2002, the Company granted options to purchase 1,534,748 shares of common stock to employees, directors and independent sales representatives. These options vested immediately through December 31, 2002, have exercise prices ranging from $0.37 to $1.55 per share and expire between April 2012 and July 2012.

During the nine months ended September 30, 2002, options to purchase 15,000 shares of common stock at $1.01 per share were exercised. Also during the nine months ended September 30, 2002 options and warrants to purchase 362,803 shares of common stock with exercise prices ranging from $0.26 to $16.00, expired.

At September 30, 2002, the Company had 3,139,175 options and warrants outstanding at an average exercise price of $2.21 per share. Options and warrants exercisable at September 30, 2002 totaled 3,059,180 and had an average exercise price of $2.25 per share.

NOTE 8 - SUBSEQUENT EVENTS

Series D Convertible Preferred Stock - On November 1, 2002, the board of directors of the Company approved an amendment to the articles of incorporation and on November 13, 2002, the articles of incorporation were amended designating 2,777,778 authorized shares of preferred stock as Series D Convertible Preferred Stock. When issued, the Series D Preferred Stock will pay 6% annual, non-cumulative dividends, will have a liquidation preference over common stock equal to the original purchase price plus any declared but unpaid dividends, automatic will be converted into common stock by consent of a majority of Series D Preferred stockholders and will have voting rights equal to the number of shares of common stock issuable upon conversion.

The Series D Preferred Stock contains a protective provision to require consent of majority of Series D Preferred stockholders for any action that (i) alters or changes the rights, preferences or privileges of the Series D Preferred, (ii) increases or decreases the authorized number of shares of Series D Preferred,
(iii) issues or creates (by reclassification or otherwise) any new class or series of shares having rights, preferences, powers or privileges on par or senior to the existing Series D Preferred, (iv) results in the redemption of any shares of Series D Preferred or Common Stock, or (v) amends the Company's articles of incorporation in any way that adversely affects the rights of the Series D Preferred Stock.

On November 8, 2002, the Company entered into a Stock Purchase Agreement with a shareholder for the issuance of up to 2,777,778 shares of Series D Convertible Preferred Stock in a private placement offering for gross proceeds of up to $2,500,000 at $0.90 per share of Series D Convertible Preferred Stock, including proceeds from issuance of the convertible promissory note described below. The Series D Convertible Preferred Stock will be convertible into common stock on a 1-for-6 basis. As a condition to closing the Series D Preferred Stock financing, the Company must achieve the following: (a) obtain a new funding line to finance the placement of its products on a revenue sharing basis; (b) comply with Nasdaq's minimum bid requirement of $1 per share, for ten consecutive trading days by January 15, 2003; and (c) obtain consent from Nasdaq, or a majority of the Company's shareholders, to issue the Series D Preferred Stock on the terms described above. There is no assurance that any proceeds will be received under the private placement offering of the Series D Convertible Preferred Stock.

                 eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Convertible Promissory Note - On November 8, 2002, the Company entered into a credit facility under the terms of a private placement offering with a shareholder whereby the Company can borrow up to $322,500 under the terms of an 8% secured, convertible promissory note. The note holder is obligated to loan the Company a minimum of $250,000 under the credit facility. Through November 11, 2002, the Company has not received any proceeds. From the date proceeds are received, principal and accrued interest under the note will be convertible into Series D Preferred Stock at $0.90 per share. Each share of Series D Preferred Stock, if issued, will be convertible into six shares of common stock, or at $0.15 per common share.

Principal and accrued interest under the promissory note will be due November 8, 2003 or earlier if in default. The note is secured by all the assets of the Company excluding those assets that have been pledged to a finance company, and is secured by a pledge of all issued and outstanding common stock of eRoomSystem SPE, Inc. Up to 10% of the proceeds of the interim financing may be used to pay existing Company indebtedness, including trade creditors, unless otherwise approved in writing by the holder of the promissory note. The proceeds will be placed in a third party trust account to fund the Company's ongoing operational expenses, but such account will not be under the Company's control and therefore will not be subject to execution by the Company's creditors.

In accordance with EITF 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments," the Company has determined that the holder of the convertible promissory note will receive a beneficial conversion option at each date the promissory note is funded. This beneficial conversion option will be valued at an amount equal to the proceeds received, will be allocated to additional paid-in capital and will result in a discount to the promissory note. The discount will be amortized as interest expense through November 8, 2003, unless the promissory note is converted earlier into Series D Preferred Stock, at which time the remaining unamortized discount will be recognized as interest expense.

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

OVERVIEW

         eRoomSystem Technologies, Inc. is a Nevada corporation incorporated on August 31, 1999. We have developed and introduced to the lodging industry an intelligent, in-room computerized platform and communications network, or the eRoomSystem. The eRoomSystem is a computerized platform and processor-based system that is installed within our eRoomServ refreshment centers and designed to collect and control data. The eRoomSystem also supports our eRoomSafe, an electronic in-room safe. As part of our expanding line of products, we previously announced the introduction of the eRoomTray, an in-room ambient tray that can sell a wide variety of products at room temperature, and eRoomEnergy, an in-room digital thermostat that is designed to control virtually any fan coil unit or packaged-terminal air conditioner found in hotel rooms. We also intend to develop other applications and extensions to the eRoomSystem, including information management services and direct credit card billing and remote engineering and maintenance services.

ACCOUNTING POLICIES

         The preparation of financial statements in conformity with generally accepted accounting principles requires our management to make estimates and assumptions that affect reported amounts and disclosures, some of which may require revision in future periods. The most sensitive estimates affecting our financial statements include future volatility used in valuing equity instruments, allowance for bad debts, depreciable lives of refreshment centers in service and of property and equipment, amortization life of patents and deferred maintenance revenue and accrued liabilities. By their nature, these judgments are subject to an inherent degree of uncertainty. Our judgments are based on our historical experience, terms of existing contracts, our observance of industry trends, information provided by or gathered from our customers and information available from other outside sources, as appropriate. There can be no assurance that actual results will not differ from our estimates. The following is a summary of what management believes are the critical accounting policies related to our operations. The application of these policies, in some cases, requires our management to make subjective judgments regarding the effect of matters that are inherently uncertain.

         Description of Revenues

         Historically, we have received substantially all of our revenues from the sale, or placement under a revenue-sharing program, of our products in hotels. We expect that these revenues will account for a substantial majority of our revenues for the foreseeable future. We also generate limited revenues from maintenance and support services.

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

         Through our revenue-sharing program, we install our products at little or no upfront cost to our customers and share in the recurring revenues generated from sales of goods and services related to our products. We retain the ownership of the eRoomServ refreshment centers, eRoomSafes and eRoomTrays throughout the term of the revenue-sharing agreements and the right to re-deploy any systems returned to us upon the expiration or earlier termination of the revenue-sharing agreements. We believe that our revenue-sharing program will increase future placements of our products; however, we cannot assure you that we will be successful in this effort.

         We have experienced substantial fluctuations in revenues from period-to-period as a result of limited working capital to fund the development and assembly of our products and to maintain sufficient component inventories. In addition to limited working capital, fluctuations in revenues have partially resulted from the transition to our revenue-sharing program under which revenues are recognized over the seven-year life of the contract instead of immediately upon installation of the product. We anticipate that over the next several years the majority of our revenues will result from the placement of our products pursuant to our revenue-sharing program, followed by sales and, to a lesser extent, from maintenance agreements. We project that we will receive approximately 60% of the recurring revenues from the sale of goods and services generated by our eRoomServ refreshment centers, eRoomSafes and eRoomTray solutions placed under revenue-sharing agreements. Our customers receive the remainder of the recurring revenues.

         AMRESCO Leasing Corporation, which previously provided more than $1,600,000 in financing relating to our products placed pursuant to revenue sharing contracts, notified us in writing on September 18, 2002 of its intention to cease funding loans to us. As a result, we have commenced discussions with several financing groups to establish a new financing source for our revenue sharing placements. While we believe a new financing relationship can be established in the next few months, there can be no assurance that we will be successful in doing so, and if successful that the terms of such new financing will be favorable to us. If a new financing relationship is not procured, our financial condition and results of operation will likely be adversely affected.

         Revenue Recognition

         Sales revenue from our products is recognized upon completion of installation and acceptance by the customer. Sales revenue from the placement of our eRoomServ refreshment centers, eRoomSafes and eRoomTrays under our revenue-sharing program are accounted for similar to an operating lease, with the revenues recognized as earned over the term of the agreement. In some instances, our revenue-sharing agreements provide for a guaranteed minimum daily payment by the hotel. We negotiate our portion of the revenues generated under our revenue-sharing program based upon the cost of the equipment installed and the estimated daily sales per unit for the specific customer. We seek a gross profit margin of 35% on the sale and placement through our revenue-sharing program of eRoomServ refreshment centers, eRoomSafes and eRoomTrays.

         We typically enter into installation, maintenance and license agreements with our hotel customers. Installation, maintenance and license revenues are recognized as the services are performed, or pro rata over the service period. We defer all revenue paid in advance relating to future services and products not yet installed and accepted by our customers.

         Description of Expenses

         Cost of product sales consists primarily of production, shipping and installation costs. Cost of revenue-sharing arrangements consists primarily of depreciation of capitalized costs for the products placed in service. We capitalize the production, shipping, installation and sales commissions related to the eRoomServ refreshment centers, eRoomSafes and eRoomTrays placed under revenue-sharing agreements. Cost of maintenance fee revenues primarily consists of expenses related to customer support and maintenance and legacy issues related to installations made before January 2001.

         Selling, general and administrative expenses include selling expenses consisting primarily of advertising, promotional activities, trade shows, travel and personnel-related expenses and general and administrative expenses consisting primarily of professional fees, salaries and related costs for accounting, administration, finance, human resources, information systems and legal matters.

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

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

         Revenues

         Product Sales -- Revenues from product sales were $38,468 for the three months ended September 30, 2002, compared to $100,311 for the three months ended September 30, 2001, representing a decrease of $61,843, or 62.0%. The decrease in revenues from product sales was due to the reduced number of eRoomServ refreshment centers, eRoomSafes and eRoomTrays sold during the three months ending September 30, 2002 as compared to the three months ended September 30, 2001.

         Revenue Sharing Arrangements -- Our revenue from revenue sharing arrangements was $195,830 for the three months ended September 30, 2002, compared to $178,129 for the three months ended September 30, 2001, representing an increase of $17,701, or 9.9%. The increase in revenue from revenue sharing arrangements was due primarily to the increased placement of Refreshment Centers, eRoomSafes and eRoomTrays pursuant to our revenue sharing program during the twelve months ended September 30, 2002.Maintenance Fee Revenues -- Our maintenance fee revenues were $119,211 for the three months ended September 30, 2002, compared to $137,357 for the three months ended September 30, 2001, representing a decrease of $18,146, or 13.2%. The decrease was primarily due to deferral of a portion of current maintenance fee revenues in anticipation of future expenses associated with maintenance.

         Cost of Revenue

         Cost of Product Sales Revenue -- Our cost of product sales revenue for the three months ended September 30, 2002 was $192,097 compared to $41,462 for the three months ended September 30, 2001, an increase of $150,635, or 363.0%. The gross margin (loss) percentage on revenue from product sales revenue was (399.4)% for the three months ended September 30, 2002 compared to 58.7% for the three months ended September 30, 2001. The increase in our cost of product sales revenue and the significant decrease on our gross margin percentage on revenue from product sales revenue was primarily the result of a one-time inventory write down of $150,000 on overstocked maintenance components, the sale of components at reduced margins in an effort to stimulate sales, and higher period cost of manufacturing due to lower production volumes.

         Cost of Revenue Sharing Revenue -- Our cost of revenue sharing revenue was $100,845 for the three months ended September 30, 2002, compared to $84,827 during the three months ended September 30, 2001, representing an increase of $16,018, or 18.9%. The increase in the cost of revenue sharing revenue was due to increased placement of units pursuant to our revenue sharing program. The gross margin percentage on revenue sharing revenue was 48.5% for the three months ended September 30, 2002 and 52.4% for the three months ended September 30, 2001. The de minimus decrease in gross margin percentage on revenue sharing revenue from the three months ended September 30, 2002 to the three months ended September 30, 2001 reflects the consistency of our gross margin percentage on revenue sharing revenue.

         Cost of Maintenance Fee Revenue -- Our cost of maintenance fee revenue was $185,668 for the three months ended September 30, 2002, compared to $87,241 for the three months ended September 30, 2001, representing an increase of $98,429, or 112.8%. The gross margin (loss) percentage on maintenance fee revenues was (55.8)% for the three months ended September 30, 2002 and 36.5% for the three months ended September 30, 2001. The increase in our cost of maintenance fee revenue and the decrease in gross margin percentages from the three months ended September 30, 2001 to the three months ended September 30, 2002 was due to the maintenance of non-revenue producing units installed for test purposes, and the failure of electronic components used in the manufacture of our product and subsequent replacement of those failed components. In addition to the component failure, the increase in our cost of maintenance fee revenues can also be attributed to the deferral of a portion of current maintenance fee revenues in anticipation of future expenses associated with maintenance.

         The changes and percent changes with respect to our revenues and our cost of revenue for the three months ended September 30, 2002 and 2001 are as follows:

                                                        For the Three Months
                                                        Ended September 30,
                                                 -----------------------------------                          Percent
                                                      2002               2001                 Change           Change
                                                 ---------------    ----------------    ---------------    -------------
Revenue
   Product sales........................         $      38,468      $      100,311      $     (61,843)          (62.0)%
   Revenue-sharing arrangements................        195,830             178,129             17,701             9.9%
   Maintenance fees.....................               119,211             137,357            (18,146)          (13.2)%
                                                 ---------------    ----------------    ---------------    -------------
        Total Revenue...................         $     353,509      $      415,797      $     (62,288)          (15.0)%
                                                 ---------------    ----------------    ---------------

Cost of Revenue
   Product sales........................         $     192,097      $       41,462      $     150,635           363.0%
   Revenue-sharing arrangements................        100,845              84,827             16,018            18.9%
   Maintenance..........................               185,668              87,241             98,427           112.8%
                                                 ---------------    ----------------    ---------------    -------------
        Total Cost of Revenue..................  $     478,610      $      213,530      $     265,080           124.1%
                                                 ---------------    ----------------    ---------------

Gross Margin PERCENTAGE
   Product sales........................             (399.4)%           58.7%
   Revenue-sharing arrangements................        48.5%            52.4%
   Maintenance..........................              (55.8)%           36.5%
        Total Gross Margin Percentage..........       (35.4)%           48.7%

         Although the preceding table summarizes the net changes and percent changes with respect to our revenues and our cost of revenue for the three months ended September 30, 2002 and 2001, the trends contained therein are limited and should not be viewed as a definitive indication of our future results.

         Operating Expenses

         Selling, General and Administrative -- Selling, general and administrative expenses, exclusive of non-cash compensation expense, were $596,650 for the three months ended September 30, 2002, compared to $630,621 for the three months ended September 30, 2001, representing a decrease of $33,971, or 5.4%. The decrease in our selling, general and administrative expenses from the three months ended September 30, 2002 to the three months ended September 30, 2001 reflects our ongoing efforts to further reduce fixed overhead expenses.

         Research and Development Expenses -- Research and development expenses were $71,992 for the three months ended September 30, 2002, compared to $131,212 for the three months ended September 30, 2001, representing a decrease of $59,220, or 45.1%. Research and development expenses represented 20.3% of our total revenue for the three months ended September 30, 2002 and 31.6% of our total revenue for the three months ended September 30, 2001. The decrease in research and development expenses was primarily due to the completion of our new Version 4 windows-based software platform, the upright-vend design refreshment center and the eRoomTray.

         Non-Cash Compensation Expense -- Non-cash compensation expense was $(53,440) for the three months ended September 30, 2002, compared to zero for the three months ended September 30, 2001, a decrease of $53,440. The decrease in non-cash compensation expense during the three months ended September 30, 2002 as compared to the three months ended September 30, 2001 was a result of market fluctuations and subsequent re-valuation pursuant to variable accounting treatment of options issued to employees.

         Other Expense, Net

         Other expense, net was $59,578 for the three months ended September 30, 2002, compared to $75,231 for the three months ended September 30, 2001, representing a decrease of $15,653. The net decrease was due primarily to an increase in interest and other income offset, in part, by an increase in interest expense related to our borrowings pursuant to our financing arrangement with AMRESCO.

         Loss Attributable to Common Stockholders

         We incurred losses attributable to common stockholders of $799,881 and $634,797 during the three months ended September 30, 2002 and 2001, respectively. The $165,084 increase in the loss attributable to common stockholders was due primarily to decreased total revenue and increased total cost of revenue, offset in part by reduced total operating expenses and other expense, net. We have continued to incur losses subsequent to September 30, 2002 and, as a result, have experienced an increase in accumulated deficit. We believe that we will continue to incur losses for a period of time.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

         Revenues

         Product Sales -- Revenues from product sales were $896,160 for the nine months ended September 30, 2002, compared $992,227 for the nine months ended September 30, 2001, representing a decrease of $96,067, or 9.7%. The decrease in revenues from product sales was due to the reduced number of eRoomServ refreshment centers, eRoomSafes, and eRoomTrays sold for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001.

         Revenue Sharing Arrangements -- Our revenue from revenue sharing arrangements was $577,667 for the nine months ended September 30, 2002, compared to $456,224 for the nine months ended September 30, 2001, representing an increase of $121,443, or 26.6%. The increase in revenue from revenue sharing arrangements was due primarily to the increased placement of Refreshment Centers, eRoomSafes and eRoomTrays pursuant to our revenue sharing program during the twelve months ended September 30, 2002.

         Maintenance Fee Revenues -- Our maintenance fee revenues were $238,459 for the nine months ended September 30, 2002, compared to $281,763 for the nine months ended September 30, 2001, representing a decrease of $43,304, or 15.4%. The decrease was primarily due to the deferral of a portion of current maintenance fee revenues in anticipation of future expenses associated with maintenance.

         Cost of Revenue

         Cost of Product Sales Revenue -- Our cost of product sales revenue for the nine months ended September 30, 2002 was $838,349, compared to $597,613 for the nine months ended September 30, 2001, an increase of $240,736, or 40.3%. The increase was due to higher costs associated with product sales during the nine months ended September 30, 2002, as compared to the nine months ended September 30, 2001. The gross margin percentage on revenue from product sales revenue was 6.5% for the nine months ended September 30, 2002 compared to 39.8% for the nine months ended September 30, 2001. The decrease in gross margin percentage on revenue from product sales revenue was primarily the result of a one-time inventory write down of $150,000 on overstocked maintenance components, the sale of components at reduced margins in an effort to stimulate sales, and higher period cost of manufacturing due to lower production volumes.

         Cost of Revenue Sharing Revenue -- Our cost of revenue sharing revenue was $290,582 for the nine months ended September 30, 2002, compared to $213,537 during the nine months ended September 30, 2001, representing an increase of $77,045, or 36.1%. The increase in the cost of revenue sharing revenue was due to increased placement of units pursuant to our revenue sharing program. The gross margin percentage on revenue sharing revenue was 49.7% for the nine months ended September 30, 2002 and 53.2% for the nine months ended September 30, 2001. The minor decrease in gross margin percentage on revenue sharing revenue from the nine months ended September 30, 2001 to the nine months ended September 30, 2002 resulted from, in part, the increased cost of product mix under our revenue sharing agreements.

         Cost of Maintenance Fee Revenue -- Our cost of maintenance fee revenue was $387,440 for the nine months ended September 30, 2002, compared to $284,977 for the nine months ended September 30, 2001, representing an increase of $102,463, or 36.0%. The gross margin percentage on maintenance fee revenues was (62.5)% for the nine months ended September 30, 2002 and (1.1)% for the nine months ended September 30, 2001. The increase in our cost of maintenance fee revenue and the decrease in gross margin percentages from the nine months ended September 30, 2001 to the nine months ended September 30, 2002 was primarily due to the failure of electronic components used in the manufacture of our product and subsequent replacement of those failed components. In addition to the component failure, the increase in our cost of maintenance fee revenues can also be attributed to the deferral of a portion of current maintenance fee revenues in anticipation of future expenses associated with maintenance.

         The changes and percent changes with respect to our revenues and our cost of revenue for the six months ended September 30, 2002 and 2001 are as follows:

                                                        For the Nine Months
                                                        Ended September 30,
                                                 -----------------------------------                          Percent
                                                      2002               2001                 Change          Change
                                                 ---------------    ----------------    ---------------    -------------
Revenue
   Product sales........................         $      896,160     $      992,227      $     (96,067)          (9.7)%
   Revenue-sharing arrangements................         577,667            456,224            121,443           26.6 %
   Maintenance fees.....................                238,459            281,763            (43,304)         (15.4)%
                                                 ---------------    ----------------    ---------------
        Total Revenue...................         $    1,712,286     $    1,730,214      $     (17,928)          (1.0)%
                                                 ---------------    ----------------    ---------------

Cost of Revenue
   Product sales........................         $      838,349     $      597,613      $     240,736           40.3%
   Revenue-sharing arrangements................         290,582            213,537             77,045           36.1%
   Maintenance..........................                387,440            284,977            102,463           36.0%
                                                 ---------------    ----------------    ---------------
        Total Cost of Revenue..................  $    1,516,371     $    1,096,127      $     420,244           38.3%
                                                 ---------------    ----------------    ---------------

Gross Margin PERCENTAGE
   Product sales........................                  6.5%               39.8%
   Revenue-sharing arrangements................          49.7%               53.2%
   Maintenance..........................                (62.5)%              (1.1)%
        Total Gross Margin Percentage..........          11.4%               36.7%

         Although the preceding table summarizes the net changes and percent changes with respect to our revenues and our cost of revenue for the nine months ended September 30, 2002 and 2001, the trends contained therein are limited and should not be viewed as a definitive indication of our future results.

         Operating Expenses

         Selling, General and Administrative -- Selling, general and administrative expenses, exclusive of non-cash compensation expense, were $1,634,945 for the nine months ended September 30, 2002, compared to $2,348,112 for the nine months ended September 30, 2001, representing a decrease of $713,167, or 30.4%. The decrease in our selling, general and administrative expenses from the nine months ended September 30, 2001 to the nine months ended September 30, 2002 reflects our ongoing efforts to reduce overhead.

         Research and Development Expenses -- Research and development expenses were $202,945 for the nine months ended September 30, 2002, compared to $350,257 for the nine months ended September 30, 2001, representing a decrease of $147,312, or 42.1%. Research and development expenses represented 11.9% of our total revenue for the nine months ended September 30, 2002 and 20.2% of our total revenue for the nine months ended September 30, 2001. The decrease in research and development expenses was primarily due to the completion of the research and development for our new windows-based software platform, our upright vend design refreshment center and the eRoomTray.

         Non-Cash Compensation Expense -- Non-cash compensation expense was $3,579 for the nine months ended September 30, 2002, compared to $52,602 for the nine months ended September 30, 2001, representing a decrease of $49,023, or 93.2%. The increase in non-cash compensation expense during the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001 resulted from market fluctuations and subsequent re-valuation pursuant to variable accounting treatment of options issued to employees.

         Other Expense, Net

         Other expense was $297,221 for the nine months ended September 30, 2002, compared to $89,017 for the nine months ended September 30, 2001, representing an increase of $208,204, or 233.9%. The increase is due primarily to the increase in interest expense related to our borrowings pursuant to our financing arrangement with AMRESCO and the write-off of the residual value of refreshment centers associated with expired contracts.

         Loss Attributable to Common Stockholders

         We incurred losses attributable to common stockholders of $1,942,775 and $2,205,901 during the nine months ended September 30, 2002 and 2001, respectively. The $263,126, or 11.9%, decrease in the loss attributable to common stockholders was due primarily to reduced total operating expenses, offset in part by increased total cost of revenue and other expense net. We have continued to incur losses subsequent to September 30, 2002 and, as a result, have experienced an increase in accumulated deficit. We believe that we will continue to incur losses for a period of time.

LIQUIDITY AND CAPITAL RESOURCES

         During the nine months ended September 30, 2002, our principal capital resources were $140,489 in funding through our financial arrangement with AMRESCO and $1,297,605 in net proceeds from our private placement of common stock in March 2002. In addition, during the fiscal year 2001, we received $1,427,495 in funding from AMRESCO. The funds from AMRESCO and our private placement have been used to fund working capital and general corporate purposes.

         At September 30, 2002, our principal sources of liquidity consisted of $185,584 of cash and $677,296 of working capital compared to $1,031,232 of cash and $1,200,968 of working capital at December 31, 2001. In addition, our stockholders' equity was $2,767,444 at September 30, 2002, compared to stockholders' equity of $3,309,722 at December 31, 2001, a decrease of $542,278. The decrease in cash, working capital and stockholders' equity reflects the continued use of cash by our operations and our current inability to generate sufficient revenue to sustain our operations.

         Our accumulated deficit increased from $27,434,747 at December 31, 2001 to $29,377,522 at September 30, 2002. The increase in accumulated deficit resulted from the net loss for the nine months ended September 30, 2002. We anticipate that our accumulated deficit will continue to increase for the foreseeable future.

         We used net cash of $1,625,725 in operating activities during the nine months ended September 30, 2002, compared to $1,908,347 of net cash used in operating activities during the nine months ended September 30, 2001. The $283,073 decrease in the use of net cash in operating activities primarily resulted from, in part, the $263,126 decrease in net loss, the $87,102 decrease in prepaid expenses, and the $307,037 decrease in inventories offset by, in part, the $144,681 decrease in distributions in excess of equity in loss from RSi BRE, Inc., the $382,478 decrease in net cash received from accounts receivable, and the $141,472 increase in customer deposits and deferred maintenance revenue.

         Investing activities for the nine months ended September 30, 2002 used net cash of $581,211, compared to $1,276,320 used during the nine months ended September 30, 2001. The decrease in net cash used in investing activities resulted from a reduction in additions to refreshment centers in service in the amount of $729,576.

         Financing activities provided $1,360,839 during the nine months ended September 30, 2002 compared to net cash of $492,070 provided during the nine months ended September 30, 2001. The primary sources of cash during the nine months ended September 30, 2002 was our private placement of common stock for net proceeds of $1,297,605,proceeds from exercise of warrants, collection of notes receivable from shareholders and proceeds from borrowings, offset in part by principal payments on notes payable and principal payments on capital lease obligations.

         The placement of products under revenue-sharing arrangements is capital intensive. We estimate that we must place approximately 16,000 units pursuant to our revenue-sharing program, along with the continued sale and placement of our products, in order to provide adequate cash to sustain our operations. As of September 30, 2002, we had 4,167 equivalent units placed pursuant to our revenue-sharing program. Although we received proceeds from our financing arrangement with AMRESCO and, in March 2002, from our private placement of common stock, we will require additional cash to finance our planned expansion and capital expenditures.

         On September 18, 2002, we were notified by AMRESCO of its intention to cease funding loans to us. We have been working with several financing groups to establish a new financing source for our revenue sharing placements. We believe a new financing relationship can be established in the next few months, however there can be no assurance that we will be successful in doing so, and if successful that the terms of such new financing will be favorable to us. If a new financing relationship is not procured, our financial condition and results of operation will likely be adversely affected.

         In addition to procuring a new financing line, there is a need for additional working capital to fund our business operations as well as the 90-day seasoning period following placement of our products on a revenue sharing basis. We have explored various debt and equity financing alternatives with several institutions, investment banks, hedge funds and money managers. On November 8, 2002, we received a commitment for $250,000 of interim debt financing from our largest stockholder. This debt financing may be increased up to $322,500. The $250,000 investment is evidenced by a promissory note and security agreement, interest to accrue at 8% per annum, payable in one year and secured with a first priority security interest on all of our assets and all assets of eRoomSystem Services, Inc., excluding those assets that have been pledged to AMRESCO, and a pledge of all issued and outstanding common stock of eRoomSystem SPE, Inc. If funded, the promissory note is convertible at the holder's option into Series D Convertible Preferred Stock at $0.90 per share. Up to ten percent of the proceeds of the interim financing may be used to pay existing indebtedness, including trade creditors, unless otherwise approved in writing by the holder of the promissory note. The interim financing proceeds have been placed in a third party trust account to fund our ongoing operational expenses, but such account will not be under our control and therefore will not be subject to execution by our creditors.

         Our long-term financing strategy includes the proposed issuance of up to $2,500,000 of Series D Preferred Stock, inclusive of the conversion of the interim debt financing. The Series D Preferred Stock would be priced at $0.90 a share, for a total of up to 2,777,778 shares. The Series D Preferred Stock would be convertible into shares of common stock on a 1 for 6 basis, for a total issuance of up to 16,666,667 shares of common stock assuming the conversion of $2,500,000, or 2,777,778 shares, of Series D Preferred Stock. While the Series D Preferred Stock financing would dilute the percentage holdings of our common stockholders by approximately 60%, we believe this financing would provide us with the necessary funds to fully implement our business plan.

         The Series D Preferred Stock would include a 6% non-cumulative dividend, a liquidation preference equal to the original purchase price, plus any declared but unpaid dividends, automatic conversion into common stock with the consent of a majority of the Series D Preferred stockholders; voting rights consisting of that number of votes equal to the number of shares of common stock then issuable upon conversion of such shares of Series D Preferred Stock, and two demand and unlimited piggy-back registration rights.

         As a condition to closing the Series D Preferred Stock financing, the investors are requiring that we obtain the following: (a) a new funding line to finance the placement of its products on a revenue sharing basis; (b) compliance with Nasdaq's minimum bid requirement of $1 per share, for ten consecutive trading days, by January 15, 2003; and (c) consent from Nasdaq, or a majority of our shareholders, to issue the Series D Preferred Stock on the proposed terms.

         There is no assurance that we will be able to obtain the consent of Nasdaq, or a majority of our shareholders, to undertake the Series D Preferred Stock financing. If we are unsuccessful in obtaining the Series D Preferred Stock financing, our ability to continue as a going concern will be in substantial doubt. Based on the foregoing, exclusive of any proceeds from the proposed Series D Preferred Stock financing, we may not have sufficient cash-on-hand to sustain our routine business operations through the fourth quarter of 2002 given the restricted nature of the interim debt financing, our available cash position of $6,255 as of November 11, 2002 (exclusive of the interim debt financing proceeds deposited in a third party trust account) and our continued monthly operational losses.

CONTRACTUAL CASH OBLIGATIONS AND COMMERCIAL COMMITMENTS

         The following table presents our contractual cash obligations and commercial commitments as of September 30, 2002, including those due by RSi BRE. The table includes principal and interest on long-term debt, capital lease obligations and principal and interest payments due by RSi BRE under revenue sharing agreements. We have no other significant contractual obligations or commercial commitments either on or off our consolidated balance sheet as of this date.

CONTRACTUAL CASH                                                   PAYMENTS DUE BY PERIOD
OBLIGATIONS
----------------------------------                                                                               > 5
                                        TOTAL             <1 YEAR          1-3 YEARS         4-5 YEARS          YEARS
----------------------------------    -------------    ------------    ---------------    --------------    -------------
Long-term Debt                          $2,405,386       $ 436,716       $    873,432       $  810,675        $  284,563
Capital Lease Obligations                    7,261           7,261                 -                -                 -
Other Long-term Obligations*             1,346,592         336,648            673,296          336,648                -
----------------------------------    -------------    ------------    ---------------    --------------    -------------
TOTAL                                   $3,759,239       $ 780,625       $  1,546,728       $1,147,323        $  284,563
                                      =============    ============    ===============    ==============    =============

* Assumes we receive $0.57 per unit per day of the revenue from the revenue sharing agreements that is applied to the obligation incurred by RSi BRE, Inc., our wholly-owned, unconsolidated subsidiary.

RECENT DOWNTURNS IN THE AIRLINE, TRAVEL AND LODGING INDUSTRIES

         Due to the weakening economy and the events of September 11, 2001, the travel and lodging industries have experienced unprecedented downturns. More specifically, the lodging industry has experienced lower hotel occupancy rates due to reduced business and leisure travel. Since the success of our business is directly linked to the performance of the travel and lodging industries, the substantial layoffs in these industries, the postponement of future hotel renovations and projects, the substantial drop-off in guest occupancy and the reduction in business and leisure travel, including convention traffic, have hurt our ability to finalize contracts with hotel properties with which we have been meeting and negotiating. While the hospitality market has improved over the last six to nine months, in terms of occupancy rates, REVPAR and ADR numbers, the market is materially weaker than prior to September 11, 2001. In this regard, there is no assurance that we will be able to close contracts with our current potential customers or that we will be successful in starting discussions with other hotel properties.

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.

         All of our products are now manufactured and assembled in China. Our contract manufacturer, International Display Works Ltd., or IDW, purchases all components of our refreshment center and eRoomTray products in China. Our safe manufacturer, Hospitality Safe Corporation, or HSC, manufactures and assembles our eRoomSafes in China as well. We pay IDW and HSC in U.S. dollars.

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

ITEM 4.    EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         (a) Evaluation of Disclosure Controls and Procedures. Our chief executive officer, chief operating officer and chief financial officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934, Rules 13a-14(c) and 15-d-14(c)) as of a date (the "Evaluation Date") within 90 days before the filing date of this quarterly report, have concluded that, as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

         (b) Changes in Internal Controls. There were no significant changes in our internal controls, or, to our knowledge, in other factors that could significantly affect these controls subsequent to the Evaluation Date.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         On March 28, 2001, we received a letter from our former chairman and chief executive officer, Steven Sunyich, in which he claims he is due certain severance and other payments pursuant to the terms of his terminated employment agreement. Mr. Sunyich claims that he is owed approximately $200,000 in severance payments and approximately $1,500,000 in payments related to a repurchase clause contained in his terminated employment agreement. The matter has been submitted to binding arbitration, to be administered by the American Arbitration Association pursuant to the terms of the terminated employment agreement. In October 2001, the arbitrator issued a discovery order pursuant to which the parties have been exchanging documents and witness lists in preparation for the arbitration hearing. Although originally scheduled for February 2002, the arbitration hearing was conducted on August 12, 2002 and August 13, 2002. In October 2002, the arbitrator ruled in our favor. The arbitration's ruling stated that Mr. Sunyich is obligated to pay us punitive damages in the amount of $47,422 as a result of being found to have breached several provisions of his employment contract with us.

         On November 7, 2002, we were served with a compliant for eviction and breach of lease by PamJoy Realty, Inc., the landlord of our St. George facility. Pam Joy Realty is claiming damages in the approximate amount of $30,000 for unpaid rent, property taxes, date changes and attorneys' fees. We will attempt to settle the claim quickly given that we have received $250,000 of interim financing from Ash Capital, LLC. We estimate that our obligation to Pam Joy Realty will not exceed $30,000 in total.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

          Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Non applicable.

ITEM 5.  OTHER INFORMATION.

         Listing Requirements. Our common stock has been publicly traded on the Nasdaq SmallCap Market since August 3, 2000. Since July 27, 2002, our common stock has failed to meet the minimum bid price requirement of $1.00 as required by the continued listing rules of the Nasdaq SmallCap Market. Under the continued listing rules, a company whose securities fall below the minimum bid price or the minimum public float requirements for 30 consecutive business days are given a 180-day grace period to regain compliance. A company may demonstrate compliance by meeting the applicable standard for a minimum of 10 consecutive business days. We must satisfy Nasdaq's minimum bid price requirement by January 23, 2003. If we fail to do so, we may be subject to delisting.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)    Exhibits.

              10.1     Stock Purchase Agreement.

              10.2     Convertible Secured Promissory Note.

              99.1 Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

     (b)    Reports on Form 8-K.

         On November 14, 2002, we filed a Current Report on Form 8-K regarding receipt of $250,000 of interim financing from Ash Capital, LLC and our pending private placement of up to $2,500,000 of Series D Preferred Stock, subject to receipt of Nasdaq or shareholder approval.


                                    SIGNATURE

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     eROOMSYSTEM TECHNOLOGIES, INC.
                                     (Registrant)

Date:   November 14, 2002            By:  /s/ David S. Harkness
                                          --------------------------------------
                                          David S. Harkness
                                     Its: Chief Executive Officer, President and
                                          Chairman
                         eROOMSYSTEM TECHNOLOGIES, INC.

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


     I, David S. Harkness, Chief Executive Officer, President and Chairman of eRoomSystem Technologies, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of eRoomSystem Technologies, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                    a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during this period in which the quarterly report is being prepared;

                    b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                    c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                    a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                    b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 14, 2002     By:
                                ----------------------------------------
                                David S. Harkness, Chief Executive Officer,
                                   President and Chairman
                         eROOMSYSTEM TECHNOLOGIES, INC.

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


     I, Derek K. Ellis, Chief Financial Officer and Treasurer of eRoomSystem Technologies, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of eRoomSystem Technologies, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                    a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during this period in which the quarterly report is being prepared;

                    b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                    c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                    a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                    b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: November 14, 2002
                        By:
                           -----------------------------------------------------
                           Derek K. Ellis, Chief Financial Officer and Treasurer

                                  EXHIBIT 99.1

                         eROOMSYSTEM TECHNOLOGIES, INC.

                            CERTIFICATION PURSUANT TO

                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


         In connection with the Quarterly Report of eRoomSystem Technologies, Inc. (the "Company") on Form 10-QSB for the quarterly period ended September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), we, David S. Harkness, Chief Executive Officer, President and Chairman of the Company, and Derek K. Ellis, Chief Financial Officer and Treasurer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

By:                                                    Dated:  November 14, 2002
              --------------------------------------
              David S. Harkness
Title:        Chief Executive Officer, President and
              Chairman

By:                                                    Dated:  November 14, 2002
              --------------------------------------
              Derek K. Ellis
Title:        Chief Financial Officer and Treasurer

         This certification is made solely for the purposes of 18 U.S.C. Section 1350, subject to the knowledge standard contained therein, and not for any other purpose.