Form 10KSB
period 2002-12-31
EROOMSYSTEM TECHNOLOGIES INC
filed 2003-03-31
CIK 1110361

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB


  X     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
-----   OF 1934


        For the fiscal year ended       December 31, 2002
                                        -----------------

        TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-----   ACT OF 1934


           For the transition period from                    to
                                           ------------          --------------

           Commission file number               000-31037
                                                ---------


                            eRoomSystem Technologies, Inc.
--------------------------------------------------------------------------------
                  (Name of small business issuer in its charter)


            Nevada                                   87-0540713
----------------------------------        -------------------------------------
   (State or other jurisdiction           (I.R.S. Employer Identification No.)
 of incorporation or organization)


106 East 13200 South, Draper, UT                     84020-8954
--------------------------------                  ----------------
(Address and telephone number                        (Zip Code)
of principal executive offices)


Issuer's telephone number: (800) 316-3070


             Securities registered pursuant to Section 12(b) of the Act:


      Title of each class             Name of each exchange on which registered
 -------------------------------      -----------------------------------------

           Securities registered pursuant to Section 12(g) of the Act:



                          Common Stock, $.001 par value
--------------------------------------------------------------------------------
                              (Title of each class)


-------------------------------------------------------------------------------
                               (Title of each class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No
     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

     State issuer's revenues for its most recent fiscal year:        $2,404,691

     State the aggregate market value of voting stock held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. $1,757,429 ($0.19 per share as of March 18, 2003)
     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.001 par value             10,983,933 shares as of March 18, 2003


DOCUMENTS INCORPORATED BY REFERENCE

None.




                                TABLE OF CONTENTS

                                                                                                                 Page
                                                                                                                 ----
PART I   1
     ITEM 1.      DESCRIPTION OF BUSINESS..........................................................................1
     -------      ------------------------

     ITEM 2.      DESCRIPTION OF PROPERTY..........................................................................10
     -------      ------------------------

     ITEM 3.      LEGAL PROCEEDINGS................................................................................10
     -------      ------------------

     ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............................................11
     -------      ----------------------------------------------------

PART II  12

     ITEM 5.      MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.........................................12
     -------      ---------------------------------------------------------

     ITEM 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION........................................13
     -------      ----------------------------------------------------------

     ITEM 7.      FINANCIAL STATEMENTS.............................................................................31
     -------      ---------------------

     ITEM 8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.............56
     -------      ------------------------------------------------------------------------------------

PART III 56

     ITEM 9.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
     -------      COMPLIANCE WITH SECTION 16(a)  OF THE EXCHANGE ACT...............................................56
                  ---------------------------------------------------

     ITEM 10.     EXECUTIVE COMPENSATION...........................................................................59
     --------     -----------------------

     ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...................................61
     --------     --------------------------------------------------------------

     ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................................................63
     --------     -----------------------------------------------

     ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K.................................................................66
     --------     ---------------------------------

SIGNATURES.........................................................................................................67
----------

EXHIBIT INDEX......................................................................................................68
-------------

PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

     OVERVIEW

     eRoomSystem Technologies has developed and introduced to the lodging industry an intelligent, in-room computerized platform and communications network, or the eRoomSystem. The eRoomSystem is a computerized platform and processor-based system that is installed within our eRoomServ refreshment centers and designed to collect and control data. The eRoomSystem also supports our eRoomSafe, an electronic in-room safe, eRoomTray, an in-room ambient tray that can sell a wide variety of products at room temperature, and eRoomEnergy, an in-room digital thermostat that is designed to control virtually any fan coil unit or packaged-terminal air conditioner found in hotel rooms. We also intend to develop other applications and extensions to the eRoomSystem, including information management services and direct credit card billing and remote engineering and maintenance services.

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

     Currently, we have 15,004 eRoomServ refreshment centers, 7,103 eRoomSafes, 1,611 eRoomTrays and 522 eRoomEnergy Management products installed and active. These installations include many Marriott International flagship properties, such as the New York Marriott Marquis, the J.W. Marriott in Washington D.C. and the Marriott Camelback Inn, and in many other established hotel chains, such as Hilton, Carlson and Best Western. In 2002, we installed our products at the Pechanga Resort & Casino, a 522-room hotel casino property located in Temecula, California, Hotel 71, a 452-room upscale property located in Chicago, Illinois, Marriott Buffalo Niagara, a 356-room property, and Marriott Suites Las Vegas, a 278-room property near the Las Vegas Strip.

     In August 2002, we signed a strategic alliance agreement with Hospitality Safe Corporation, or HSC, a leading provider of in-room safes around the world, whereby HSC will manufacture eRoomSystem's existing safe line on a turn-key private label basis. In addition, we will use HSC exclusively to fulfill our stand-alone safe requirements.

     In March 2003, we executed a strategic alliance agreement with American Hotel Register Co., or AHR, a leading provider of products and services to the hospitality and health-care industries. With the assistance of our sales staff, AHR personnel will commence solicitation of its existing customer base regarding the eRoomSystem product line.

     Through our expanding product line, our revenue-sharing program and network of independent sales representatives and strategic alliances, we are expanding our relationships with existing customers and creating relationships with new hotel properties.

     OUR PRODUCTS AND SERVICES

     eRoomSystem

     Since our inception, it has been our objective to provide innovative in-room amenities to the lodging industry. Our technologies create an intelligent, in-room computerized platform and communications network that comprises the eRoomSystem. At the core of the eRoomSystem is our proprietary hardware and software that operate as a multi-tasking imbedded operating system. Our hardware and software can operate multiple devices and provide an interactive environment that allows the hotel guest to input and receive information.

     Installed as part of our eRoomServ refreshment center, the eRoomSystem provides the communication link between the hotel guest, our products, our file server located at the hotel (the eRoomSystem file server), the hotel's property management system, and the file server located at our headquarters (the eRoomSystem master file server). Our software is remotely upgradeable from our facility, which reduces the need for costly on-site visits. We can also remotely adjust pricing, change messages on the liquid crystal display, lock and unlock our units and change the input touchpad layout. From our facility, we can also determine whether our products are active and working properly and, in the event a participating hotel fails to pay outstanding invoices or otherwise violates the terms of its agreement, control the use of our products by remotely locking the units.

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

     The eRoomSystem provides a platform that collects information relating to the usage of our products. In the future, we anticipate that the eRoomSystem will be capable of supporting other functions such as the management of in-room energy, including heating, air conditioning, and lighting, television and the establishment of a trouble-shooting system to manage a property's in-room repairs and maintenance.

     eRoomServ Refreshment Centers

     Our eRoomServ refreshment centers consist of the eRoomSystem, a small refrigeration unit, electronic controls, LCD display and vending racks. In conjunction with the outsourcing of our manufacturing to International DisplayWorks, Ltd., or IDW, we have discontinued our horizontal-based multi-vending rack in favor of an upright multi-vending rack. The upright multi-vending rack offers greater flexibility in the snack and beverage products offered by hotels, and is viewed more favorably by our hotel clients.

     The upright multi-vending rack displays up to 30 different beverages and/or snacks and provides an environment similar to that of a convenience store beverage cooler. Upon removal of a product, the gravity-based design uses the weight of the remaining products to cause the products to roll or slide forward. In addition to the upright multi-vending rack in the refreshment center, the eRoomTray allows hotel properties to separately vend a variety of products at room temperature within the eRoomSystem environment, including snacks, wine, disposable cameras, film, souvenirs, maps and other sundries.

     Our eRoomServ refreshment center and eRoomTray communicate through the eRoomSystem, which uses the hotel property's existing telephone lines, network cabling or cable television lines. Our eRoomServ refreshment centers and eRoomTray operate as follows:

- A hotel guest selects a beverage or snack from our eRoomServ refreshment center or eRoomTray;

- The purchase is either immediately confirmed on the liquid crystal display and acknowledged with an audible beep or subject to a countdown of a predetermined (by the hotel) number of seconds prior to purchase confirmation;

- Upon confirmation the transaction information, such as product type, price and time of purchase, is simultaneously transferred to the eRoomSystem file server;

- The eRoomSystem file server communicates on a real-time basis with the hotel's property management system and periodically with our eRoomSystem master file server located at our headquarters; and

- The hotel's property management system posts the purchase to the hotel guest's room account.

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

     eRoomSafe

     Our eRoomSafes are electronic in-room safes offered in conjunction with our eRoomSystem. The eRoomSafes have storage space large enough for laptop computers, video cameras and briefcases and include an encrypted electronic combination that can be changed by the hotel guest. The eRoomSafes utilize the eRoomSystem to interface with the eRoomSystem file server that, in turn, communicates with the hotel's property management system.

     With our strategic alliance with HSC, we are now able to offer four different stand-alone safe models. These stand-alone safes do not communicate with our refreshment center, but offer us the ability to place electronic safes in properties that already have, or are currently not interested in, installing our refreshment centers.

     eRoomTray

     Our eRoomTray is an ambient tray for dry goods. The eRoomTray has a terraced design and can hold three to more than 20 different products. The eRoomTray utilizes cross-sensing technology that provides significant flexibility in product selection for hotels. The eRoomTray uses the visible countdown timer located on the eRoomServ Refreshment Center. This solution allows the hotel to sell music CD's souvenirs, disposable cameras, maps, snacks and other highly profitable items. The eRoomTray is unique in that it can be located virtually anywhere in a guestroom. The eRoomTray was initially installed at the Hollywood Renaissance Hotel in February 2002. The product has also been installed at the Pechanga Resort & Casino and the Hotel 71 in Chicago, Illinois.

     eRoomEnergy Management

     On April 19, 2001, we announced our agreement with INNCOM International, Inc., a leader in hotel guest-room control systems, through which INNCOM private-labels its e4 Smart Digital Thermostat for us as eRoomEnergy and provides assistance in the installation and maintenance of the units. The e4 Smart Digital Thermostat is designed to control virtually any fan coil unit or packaged terminal air conditioner found in hotel rooms and comes standard with an illuminated digital display, a Fahrenheit/Celsius button, one-touch temperature selection, an off/auto button, fan and display buttons. In addition to these user-friendly features, the e4 Smart Digital Thermostat includes five relays, optional on-board infrared transceiver and passive infrared occupancy sensor and is expandable to include functions such as humidity control, outside temperature display, refreshment center access reporting, occupancy reporting to housekeeping and automatic lighting control.

     We intend to integrate the e4 Smart Digital Thermostat with our eRoomSystem using the bi-directional capabilities of the eRoomSystem to communicate with the eRoomEnergy unit. Through our eRoomSystem hardware, a hotel property will be able to adjust the room temperature at check-in or check-out and cause the room temperature to automatically return to preset levels when a hotel guest leaves and returns to the hotel room during his or her stay. By adjusting the heating and air conditioning either up or down, typically by 4 to 8 degrees depending on the time of year, and turning off the television and lights when a room is unoccupied, a hotel property or other facility can realize measurable energy cost savings. Our initial installation of the eRoomEnergy Management occurred in June 2002 at the Pechanga Resort & Casino.

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

     RESEARCH AND DEVELOPMENT; FUTURE PRODUCTS AND SERVICES

     At the core of our products and services is our proprietary software and hardware that make up our eRoomSystem. Having finalized our eRoomSystem Version 4 software in 2002, and given our cash constraints, we have scaled back our engineering team to one software developer. We do, however, intend to utilize the engineering staff of IDW to assist us in the development of new products requiring hardware development. To this end, in 2003 we anticipate developing a 40 liter and 55 liter refreshment center to go along with our existing 70 liter model. By adding these smaller-sized models we believe our product line will address more than 95% of the space requirements and limitations presented by our hotel clients.

     In addition, we anticipate utilizing the same upright multi-vend rack design for less expensive semi-automated and honor bar (no automation, but gravity-feed rack design) products. By simply adding two additional rack designs, we will be able to increase our refreshment center product line to nine models.

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

     Although there is no timeframe for the introduction of additional products and services, we intend to develop:

     eRoomMaintenance. Through the eRoomSystem hardware, we also intend to offer remote engineering and maintenance services. The eRoomSystem links each room to other areas of the property. By connecting each room to the front desk and to the engineering departments, we will create a management tool and communication link. When an in-room maintenance problem is discovered by engineering or housekeeping, the hotel employee will enter a code on the touchpad of our eRoomSystem, which will transmit the information to engineering and inform the front desk of a problem. If the problem is of a material nature, the front desk will block the room until the repairs have been made. As soon as the problem is resolved, engineering or housekeeping staff will enter a code that notifies the front desk that the room has been repaired and is available for a guest.

     eRoomPersonnel. We intend to design our eRoomSystem hardware to dispatch housekeeping in the most efficient manner while prioritizing the rooms that need to be cleaned. eRoomPersonnel will permit housekeepers to enter a room and input their personal codes on the eRoomSystem touchpad. eRoomPersonnel then proceeds to time how long it takes housekeeping staff to prepare the room. When completed, housekeeping staff will input their code again. The system will staff which room needs to be cleaned next. If occupancy is high, eRoomPersonnel will direct housekeeping personnel to an unoccupied room that is scheduled for check-out. If occupancy is low and additional clean rooms are currently available, eRoomPersonnel will direct housekeepers to rooms that are temporarily unoccupied by guests who have elected to stay another night. This process will optimize housekeeping operations, minimize guest disturbances and in turn save both time and money.

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

     SALES AND MARKETING

     Currently, we have 15,004 eRoomServ refreshment centers, 7,103 eRoomSafes, 1,611 eRoomTrays and 522 eRoomEnergy Management products installed and active. Our installed base of products and services is due primarily to our employed sales representatives through whom we are able to leverage our limited resources and contact a wide range of hotel properties.

     Our comprehensive marketing plan focuses on creating direct relationships with the franchisees of corporate hotel chains and with large resort properties that are not affiliated with hotel chains. Due to the franchisor-franchisee relationship between many hotel chains and their hotel properties, many franchisees will make their own decisions as to whether to install in-room amenities. Accordingly, we use our contacts in the lodging industry to contact the hotel property managers directly. Similarly, since many larger, resort properties are not affiliated with corporate hotel chains, we attempt to identify such properties and demonstrate the value-added nature of our products and services. We intend to supplement our comprehensive marketing plan by continued attendance at industry trade shows.

     MANUFACTURING

     After an extensive search, in June 2002 we entered into a turn-key manufacturing relationship with International DisplayWorks Ltd., or IDW, to manufacture all of our eRoomServ refreshment centers and eRoomTrays. IDW's core business is the manufacture and distribution of liquid crystal displays, modules and assemblies for customers around the world. IDW owns and operates a 270,000 square foot manufacturing facility in the People's Republic of China.

     To date, IDW has manufactured 808 refreshment centers and 452 eRoomTrays on our behalf. Our refreshment center product line has been significantly improved as a result of IDW's 18-member engineering team and its sophisticated manufacturing processes. Most importantly, through outsourcing the manufacture and assembly of our refreshment centers and eRoomTrays, we have realized product savings of more than 25%, while materially reducing our fixed overhead personnel expense.

     In 2003, we anticipate utilizing IDW engineering and manufacturing resources in the development and finalization of 40 and 55 liter refreshment center products. We also anticipate introducing six new models consisting of three semi-automated and three honor bar models in the exact sizes of our automated refreshment centers.

     The manufacture of our eRoomSafe product line has been outsourced through our strategic partner Hospitality Safe Corporation. Our agreement with HSC provides that it will private label four stand-alone electronic safe models for us.

     COMPETITION

     The market for in-room amenities in the lodging industry is quite competitive, and we expect competition to intensify in the future. We face competition from companies that provide in-room video entertainment and information services, such as cable television, pay-per-view movies, video games and Internet services. We may also face competition from communications companies, such as cable companies, telecommunications companies and direct broadcast satellite companies, who may be able to modify their existing infrastructure to provide in-room entertainment and/or information services. Further, as technology is subject to rapid change, new technological advancements in components used for in-room services could adversely affect our growth strategy.

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

     Bartech offers the e-Fridge(TM) network system that is similar to our system in that it has a processor by which the hotel property can record transaction information through its in-room refrigerator. The e-Fridge(TM) has the ability to record all transactions, charge the folios of hotel guests and generate automatic refill reports. Dometic and Minibar Systems offer the Auto Classic automated minibar (a joint venture between Minibar Systems and Dometic) that provides transaction information to the hotel's property management system and inventory data to the hotel and may be locked remotely. Minibar Systems has been the largest provider of automated and non-automated in-room bars in the United States over the past 10 years.

     We compete with each of these companies for the placement of units in hotel rooms on the basis of price, service, technology and financing options. Many of our competitors have longer operating histories, larger customer bases, greater brand recognition and greater financial, research and development, manufacturing, marketing and technical resources.

     eRoomSafes. The in-room safe industry is very competitive with competitors throughout the world. Each of our competitors in the refreshment center space offer in-room safes. We believe our strategic partner, Hospitality Safe Corporation, sold more electronic safes in the United States in 2002 than any other company. In addition, ElSafe, Inc. has approximately 425,000 safes installed worldwide with installations in over 45 countries. CISA Worldwide is another competitor, with offices in the United States, Asia, the Middle East, Africa and Latin America. The principal products of each of these entities are electronic safes which allow the hotel guest to enter a combination to lock and unlock the safe in lieu of a key.

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

     On August 19, 2002, we were issued Patent No. 6,456,067 titled "Inductive Can Sensing for Vending Machine". We have registered RoomSystems, RoomSafe, eRoomEnergy, eRoomData, eRoomSystem, and eRoomServ with the United States Patent and Trademark Office. In addition, we have pending applications for the following trademarks and service marks for eRoomSafe, eRoomManagement and eRoomSystem Technologies. We have also registered our logo and have one pending patent application titled "Personalized Smart Room", Application No. 10/126,468.

     Our proprietary software consists of three modules and provides the operating system for our eRoomSystem. The first module is an operating system that permits messages to be scrolled on the flat panel display of our eRoomSystem and allows hotel guests to interface with our products. The second module is a Windows(R) based program that provides a communication link between our eRoomSystem, our products, our eRoomSystem hotel file server and the hotel's property management system. The third module is a Windows(R) based program that collects data from our eRoomSystem hotel file server and produces a wide-variety of management and operational reports. In 2002 we introduced our eRoomSystem Version 4 and shortly thereafter our latest version 4.1 software. Currently, 23 of our hotel clients are utilizing software Version 4.1 and 16 hotel clients are utilizing Version 3.3 software, both of which provide users with a friendly, easy-to-learn graphical environment and expand the report generating abilities for the property as compared to our legacy DOS-based software.

     We do not know if our future patent applications will be issued with the full scope of claims we seek, if at all, or whether any patents we receive will be challenged or invalidated. Our means of protecting our proprietary rights in the United States or abroad may not be adequate and competitors may independently develop similar technology. We cannot be certain that our services do not infringe on patents or other intellectual property rights that may relate to our services. Like other technology-based businesses, we face the risk that we will be unable to protect our intellectual property and other proprietary rights, and the risk that we will be found to have infringed on the proprietary rights of others.

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

     We have three wholly-owned subsidiaries, eRoomSystem Services, Inc. (formerly RoomSystems), RSi BRE, Inc. and eRoomSystem SPE, Inc. eRoomSystem Services is our service and maintenance subsidiary that installs all of our products, provides electronic software upgrades to our customers, provides customer service and maintenance for our products and trains hotel personnel on the use and maintenance of our products. All of the outstanding shares of eRoomSystem Services common stock have been pledged to ALC.

     RSi BRE was formed as part of the Equipment Transfer Agreement we entered into in September 1998 with RSG Investments, LLC, and a privately-held company. RSi BRE currently holds approximately 2,270 eRoomServ refreshment centers and approximately 1,634 eRoomSafes. Of the foregoing amount, 330 eRoomServ refreshment centers and eRoomSafes have been de-installed and are subject to re-deployment by us.

     Under the terms of the Equipment Transfer Agreement, RSG Investments was granted the right to receive a maximum of $0.57 per eRoomServ refreshment center per day of the revenue realized from 2,270 of the eRoomServ refreshment centers held by RSi BRE. We have pledged the outstanding shares of RSi BRE common stock to RSG Investments and do not have control over RSi BRE. We have, however, commenced consolidation of the financial statements of RSi BRE with that of eRoomSystem in light of recent accounting pronouncements. The board of directors of RSi BRE consists of a majority of outside directors. RSi BRE may not make cash distributions without the unanimous approval of its board of directors. We will gain control over RSi BRE when we satisfy our remaining obligations to RSG Investments. Once we make all such payments, or once RSG Investments accepts an offer of a lump-sum discounted to the present value of the payments, the ownership of the eRoomServ refreshment centers that are subject to the Equipment Transfer Agreement will be transferred from RSi BRE to us. We anticipate that RSi BRE would then be dissolved.

     eRoomSystem SPE was formed as part of our long-term financing arrangement with AMRESCO Leasing Corporation, which was terminated in August 2002. eRoomSystem SPE owns all of the equipment previously funded by AMRESCO under our revenue-sharing program. AMRESCO has taken a senior security interest in all of the assets of eRoomSystem SPE. We control eRoomSystem SPE and its financial results are consolidated with those of eRoomSystem Technologies, eRoomSystem Services and RSi BRE.

     GOVERNMENT REGULATION

     We are subject to laws and regulations applicable to businesses generally, as well as to laws and regulations directly applicable to the lodging industry and minibars in particular. These laws and regulations relate to qualifying to do business in the various states and in foreign nations in which we currently have, or propose to have, our products.

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

     EMPLOYEES

     In 2001, we terminated a total of twenty-three employees in an effort to maximize operational efficiencies and reduce monthly expenses. In addition, we expanded the responsibilities of other positions to account for the terminations. In 2002, we terminated an additional twelve employees in an effort to further reduce operating expenses. As a result of our restructurings, we currently employ 11 full-time employees and 1 part-time employee. None of our employees is subject to a collective bargaining agreement.

ITEM 2.  DESCRIPTION OF PROPERTY.

     We currently lease approximately 6,000 square feet, consisting of 3,500 of warehouse space and 2,500 square feet of office space, at 106 East 13200 South, Draper, Utah, 84020-8954. The lease is month-to-month and the monthly lease rate is $2,500.

ITEM 3.  LEGAL PROCEEDINGS.

     We are, from time to time, parties to various legal proceedings arising out of our business. Apart from the following discussion, we believe that there are no proceedings pending or threatened against us which, if determined adversely, would have a material adverse effect on our business, financial condition, results of operations or liquidity.

     In November 2002, PamJoy Realty, Inc., or PamJoy, the landlord of the Company's former place of business at 390 North 3050 East, St. George, UT 84790, sued the Company for breach of contract under the terms of the Real Property Lease Agreement executed on October 1, 1997. PamJoy's complaint alleged that the Company owes back rent and treble damage. The Company filed an answer to the complaint. A Motion for Summary Judgment was filed by PamJoy in January 2003 and responded to by the Company in February 2003. On March 6, 2003, a hearing was held whereat the judge granted PamJoy's motion for summary judgment. The Company does not presently intend to appeal the decision. As a result, the Company is indebted to PamJoy in the amount of $47,442.

     On March 29, 2001, the Company entered into an Independent Contractor Agreement with Tybera Development Group, or Tybera, whereby Tybera would establish a test environment for the Company's Version 3 and Version 4 software, create control build for both Version 3 and Version 4 for both software and hardware. Following the conclusion of the initial term of the agreement, the Company entered into an extension. In 2002, the Company began to experience a shortfall in cash flows and regrettably was forced to terminate its arrangement with Tybera. Under the terms of the contract with Tybera, the Company owes three monthly payments of $8,500, in the total amount of $25,500. To date, the Company has been successful in keeping Tybera from filing a complaint for breach of contract against the Company although its counsel has threatened to bring an action if the outstanding amount is not paid quickly. Thus, there can be no assurance that Tybera will not sue the Company unless payment is made to them in full.

     Laird Plastics, or Laird, previously provided a variety of components to the Company utilized in the eRoomServ refreshment center. On January 13, 2003, counsel for Laird notified the Company that it had five calendar days to make payment in full on the outstanding invoice of $2,602. The Company has been speaking with Laird and to date has successfully avoided being sued by Laird. However, there can be no assurance that Laird will not initiate proceedings against the Company to collect its account receivable for services rendered.

     Inovar, Inc., or Inovar, previously manufactured circuit boards on our behalf. One production run of the circuit boards was ultimately deemed defective due to the electrolysis that occurred as a result of exposed metals on the circuit board. Ultimately, Inovar replaced the faulty circuit boards and invoiced us the sum of $150,658 for all work provided during the period July 2002 through September 2002. We disagreed as to the amount owed, but ultimately entered into a Settlement Agreement with Inovar in November 2002. The terms of the agreement provide that eRoom pay Inovar the cash sum of $70,000, evidenced by a promissory note, and issue to Inovar 120,000 shares of its common stock. The common stock was to be registered with the Securities and Exchange Commission, or SEC. As of March 18, 2003, the promissory note has not been repaid and the 120,000 shares of common stock have been issued but have not been registered with the SEC. Counsel for Inovar notified us in writing on March 10, 2003 that we are in default under the terms of the settlement agreement. Inovar has provided us until March 24, 2003 to cure the default. We have had discussions with Inovar regarding this matter, but at this time there can be no assurance that we can avoid the initiation of formal legal proceedings by them.

     On March 28, 2001, we received a letter from our former chairman and chief executive officer, Steven Sunyich, in which he claimed he was due certain severance and other payments pursuant to the terms of his terminated employment agreement. Mr. Sunyich claimed that he was owed approximately $200,000 in severance payments and approximately $1,500,000 in payments related to a repurchase clause contained in his terminated employment agreement. The matter was submitted to binding arbitration, to be administered by the American Arbitration Association pursuant to the terms of the terminated employment agreement. The arbitration was heard in August 2002. In September 2002, the arbitrator ruled in our favor determining that Mr. Sunyich had breached the terms of his employment contract and awarded us $47,500 in punitive damages. As of March 18, 2003, Mr. Sunyich has failed to pay the damage award.

     In June 2002, the Company entered into a manufacturing relationship with International Displayworks Ltd., or IDW. IDW has manufacturing operations located in China and manufactured 808 refreshment centers and 452 eRoomTrays on our behalf relating to two of our hotel clients. Under the terms of our agreement with IDW, the Company was to pay for the manufactured products pursuant to a fixed payment schedule. The Company failed to make the scheduled payments as they became due and IDW provided written notice to the Company that it was in breach of the contract. IDW has since requested that the two hotels make their respective monthly revenue sharing lease payments directly to them as opposed to the Company. To date, one of the two hotels has done so while the other hotel has continued to pay the Company directly. There can be no assurance that IDW will not initiate legal proceedings to collect the balance of the monies, or approximately $90,000, owed to them as of March 18, 2003.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Our authorized capital stock consists of 50,000,000 shares of common stock, $0.001 par value; 5,000,000 shares of preferred stock, $0.001 par value; 500,000 shares of Series A convertible preferred stock, $0.001 par value; 2,500,000 shares of Series B convertible preferred stock, $0.001 par value; and 2,000,000 shares of Series C convertible preferred stock, $0.001 par value. Our current authorized capital was effected through an amendment and restatement of our articles of incorporation on March 29, 2000. As of March 18, 2003, there were 10,983,933 shares of common stock outstanding and no shares of any class of preferred stock outstanding.

     HIGH AND LOW CLOSING SALE PRICES OF OUR COMMON STOCK

     Prior to August 3, 2000, there was no public market for our common stock. In conjunction with our initial public offering, our common stock was accepted for listing on the Nasdaq SmallCap Market under the trading symbol "ERMS". As of March 18, 2003, approximately 450 stockholders of record held our outstanding shares of common stock.

     The following table sets forth the high and low bid information of our common stock, as reported by the Nasdaq SmallCap Market, during the periods indicated:


CALENDAR QUARTER ENDED                                           LOW                 HIGH
------------------------------------------------------    ----------------     -----------------
    September 30, 2000                                         $4.5000               $6.3750
    December 31, 2000                                          $1.3125               $4.8750
    March 31, 2001                                             $0.8400               $2.9400
    June 30, 2001                                              $0.6900               $2.0000
    September 30, 2001                                         $0.2300               $0.9700
    December 31, 2001                                          $0.0700               $0.4600
    March 31, 2002                                             $0.2700               $2.4500
    June 30, 2002                                              $0.8600               $1.9400
    September 30, 2002                                         $0.1500               $0.9000
    December 31, 2002                                          $0.1500               $0.6400
    March 31, 2003 (through March 18, 2003)                    $0.1100               $0.2000

     The last reported sale price of our common stock on the Nasdaq SmallCap Market on March 18, 2003 was $0.19 per share. We are not aware of any public market for our options or warrants.

     Although our common stock is currently quoted on the Nasdaq SmallCap Market, there can be no assurance that an active or liquid trading market in our common stock will develop or, if developed, be sustained. On July 31, 2002, we were notified by Nasdaq that our common stock had failed to meet the minimum bid price requirement of $1.00 as required by the continued listing rules of the Nasdaq SmallCap Market. Under the continued listing rules, a company whose securities fall below the minimum bid price or the minimum public float requirements for 30 consecutive business days is given a 180-day grace period to regain compliance. A company may demonstrate compliance by meeting the applicable standard for a minimum of 10 consecutive business days. If a company fails to regain compliance within the applicable timeframe, that company is subject to delisting. On January 28, 2003, Nasdaq notified us that we had failed to meet the applicable standard of trading at or above $1.00 per share for ten consecutive business days. We were also notified that our common stock would be delisted from Nasdaq on February 6, 2003, unless we requested a hearing. On February 4, 2003, we requested a hearing with the Nasdaq Listing Qualifications Panel. The hearing took place on March 13, 2003. We expect to receive a written ruling from the Qualifications Panel on or before April 13, 2003. In the event the Qualifications Panel delists our common stock, we intend to commence trading on the Over the Counter Bulletin Board effective immediately following delisting, if applicable.

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

     RECENT SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS

     On March 8, 2002, we completed a private placement of our common stock to certain accredited investors through which we issued 2,723,139 shares at a price of $0.52 per share for gross proceeds of $1,416,029. The private placement was priced as of the closing price on the trading day prior to February 21, 2002. The issuance of securities was exempt from registration in reliance on Section 4(2) of the Securities Act and Rule 506 of Regulation D of the Securities Act. We used the proceeds from this private placement for general corporate purposes and working capital.

     In February 2003, Messrs. Ashton, Hardt, Flegel, Prehn and Savas converted their outstanding fees, relating to board, compensation and audit committee participation, into 18,321, 10,870, 15,821, 22,619 and 15,821 shares of common stock. The conversions were made at $0.18 to $0.23 per share and each were out-of-the-money.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         OVERVIEW

     eRoomSystem Technologies, Inc. is a Nevada corporation incorporated on August 31, 1999. Our core business is the development and installation of an intelligent, in-room computer platform and communications network, or the eRoomSystem, for the lodging industry. The eRoomSystem is a computerized platform and processor-based system designed to collect and control data. The eRoomSystem supports our fully-automated and interactive eRoomServ refreshment centers, eRoomSafes, and other proposed applications. In addition, we have expanded the products and services offered through the introduction of our eRoomEnergy products, the new eRoomServ upright multi-vending rack and the eRoomTray (ambient tray for dry goods). Additional products and services will include information management services, additional in-room energy management capabilities, credit card/smart card capabilities for direct billing and remote engineering and maintenance services.

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

     DESCRIPTION OF REVENUES

     Historically, we have received most of our revenues from the sale or placement under a revenue-sharing program of our products in hotels. We expect that these revenues will account for a substantial majority of our revenues for the foreseeable future. We also generate revenues from maintenance and support services. Our dependence on the lodging industry, including its guests, makes us extremely vulnerable to downturns in the lodging industry caused by the general economic environment. Such a downturn could result in some hotels delaying or declining to purchase or place our products or failing to renew our maintenance agreements, or it could result in fewer purchases by hotel guests of goods and services from our products installed in hotels. Time spent by individuals on travel and leisure is typically discretionary for consumers and may be particularly affected by adverse trends in the general economy. The success of our operations depends, in part, upon discretionary consumer spending and economic conditions affecting disposable consumer income such as employment, wages and salaries, business conditions, interest rates, availability of credit and taxation.

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

     We have more than 15,000 eRoomServ refreshment centers and over 7,000 eRoomSafes installed in the United States and abroad. We installed the following units in the years ended December 31, 2001 and 2002:

                                             2001                              2002
                                 -----------------------------    --------------------------------
PRODUCT                          SALE    REVENUE SHARE   TOTAL    SALE     REVENUE SHARE     TOTAL
-----------------------------    ----    -------------   -----    ----     -------------     -----
eRoomServ refreshment centers    1,485      1,511        2,996     522          1,086        1,608
eRoomSafe                          667      1,238        1,905     522           None          522

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

     RESULTS OF OPERATIONS

     The following table sets forth selected statement of operations data as a percentage of total revenues for the years indicated:

                                                           Year ended December 31,
                                                            2002            2001
                                                        --------------  --------------
Statement of Operations Data:
Revenue:
   Product sales......................................       36.5%            57.3%
   Revenue share arrangements.........................       51.5             34.8
   Maintenance fees...................................       12.0              7.9
                                                        --------------  --------------
      Total revenue...................................      100.0            100.0
                                                        --------------  --------------
Cost of revenue:
   Product sales......................................       28.7%            35.5%
   Write-of of obsolete inventory......................      46.9              0.0
   Revenue share arrangements.........................       27.9             18.8
   Maintenance........................................       16.5             11.7
                                                        --------------  --------------
      Total cost of revenue...........................      120.0             66.0
                                                        --------------  --------------
Gross margin (loss)...................................      (20.0%)           34.0%
                                                        --------------  --------------

Operating expenses:
   Selling and general and administrative.............       96.5%            85.3%
   Research and development...........................       10.9             13.9
   Loss on disposal of Equipment......................        4.9              0.0
   Non-cash compensation..............................        0.0              4.5
                                                        --------------  --------------
      Total operating expenses........................      112.3            103.7
                                                        --------------  --------------
Loss from operations..................................     (132.4%)          (69.8%)
                                                        --------------  --------------
Other income (expense):
   Interest expense...................................      (20.9%)          (11.3%)
   Interest and other income..........................        5.7              2.4
                                                        --------------  --------------
      Other expense, net..............................      (15.2)            (8.9)
                                                        --------------  --------------
Net loss..............................................     (147.7%)          (78.6%)
                                                        ==============  ==============

     YEARS ENDED DECEMBER 31, 2001 AND 2002

     REVENUES

     Product Sales -- Our revenue from product sales was $878,691 in 2002 compared to $1,781,664 in 2001, representing a decrease of $902,973, or 50.7%. The decrease in revenue from product sales was due, in part, to the reduction in the number of sales made in 2002 as compared to 2001 and our continued focus to place products pursuant to our revenue-sharing program. Also, in 2002, our management spent considerable time resolving many customer service problems with installed hotel properties, improving our operational processes and procedures, reorganizing the company, analyzing and fixing existing software and hardware shortcomings, developing and testing new hardware solutions and locating suitable turnkey manufacturers.

     Revenue-Sharing Arrangements -- Our revenue from revenue-sharing arrangements was $1,239,469 for 2002 and $1,080,950 for 2001, representing an increase of $158,519, or 14.7%. The increase in revenue from revenue-sharing arrangements was due primarily to the increased placement of our products pursuant to our revenue-sharing program. During the year ended December 31, 2002, we placed an additional 1,086 eRoomServ refreshment centers and 522 eRoomSafes pursuant to our revenue-sharing program.

     Maintenance Fee Revenue -- Our maintenance fee revenue was $286,531 for 2002 and $246,409 for 2001, representing an increase of $40,122 or 16.3%. The increase in maintenance fee revenue was due primarily to the increased number of products maintained under our maintenance agreements.

     Cost of Revenue

     Cost of Product Sales Revenue -- Our cost of product sales revenue was $690,490 for 2002 compared to $1,104,734 for 2001, representing a decrease of $414,244, or 37.5%. The decrease in the cost of product sales revenue was due to the reduced revenue from product sales from 2001 to 2002. The gross margin percentage on revenue from product sales revenue was 21.4% in 2002 compared to 38% for 2001. The decrease in gross margin percentage on product sales revenue resulted from our increased cost of production associated with sporadic production and reinstallation of faulty circuit boards. In addition, lower occupancy and room rates, resulting from the downturn in the hospitality industry, has caused many of our prospective hotel clients to delay or cancel orders with us.

     Cost of Revenue-Sharing Revenue -- Our cost of revenue-sharing revenue was $671,109 for 2002 and $583,594 for 2001, representing an increase of $87,515 or 15.0%. The increase in the cost of revenue-sharing revenue was due to the increased placement of our products pursuant to our revenue-sharing program. The gross margin percentage on revenue-sharing revenue was 45.9% in 2002 and 46.0% in 2001. The decrease in gross margin percentage on revenue-sharing revenue was marginal.

     Cost of Maintenance Revenue -- Our cost of maintenance revenue was $398,212 for 2002 and $365,111 for 2001, representing an increase of $33,101, or 9.1%. The increase in the cost of maintenance revenue was due to the increased number of products under our maintenance agreements. The gross margin (loss) percentage on maintenance revenues was (39.0%) in 2002 and 48.2% in 2001. The continued gross margin deficit was primarily due to the ongoing expense associated with the repair of legacy third-party manufacturing defects and hardware and software repairs and upgrades.

     The changes and percent changes with respect to our revenues and our cost of revenue for the years ended December 31, 2002 and 2001 are as follows:



                                                    For the Years Ended December 31,
                                                   -----------------------------------
                                                        2001                2002              Change         Percent Change
                                                   ---------------    ----------------    ---------------    --------------
Revenue
   Product sales..................................$   1,781,664     $      878,691        $   (902,973)         (50.7%)
   Revenue-sharing arrangements...................    1,080,950          1,239,469             158,519           14.7%
   Maintenance fees...............................      246,409            286,531              40,122           16.3%
                                                 ---------------    ----------------    ---------------
        Total Revenue.............................    3,109,023          2,404,691            (704,332)         (22.7%)
                                                 ---------------    ----------------    ---------------

Cost of Revenue
   Product sales..................................    1,104,734            690,490            (414,244)         (31.6%)
   Write-off of obsolete inventory ...............            -          1,128,562           1,128,562          100.0%
   Revenue-sharing arrangements...................      583,594            671,109              87,515           15.0%
   Maintenance....................................      365,111            398,212              33,101            9.1%
                                                 ---------------    ----------------    ---------------
        Total Cost of Revenue.....................    2,053,439          2,888,373            (834,934)         (40.7)
                                                 ---------------    ----------------    ---------------

Gross Margin PERCENTAGE...........................
   Product sales..................................         38.0%              21.4%
   Revenue-sharing arrangements...................         46.0%              45.9%
   Maintenance....................................        (48.2%)            (39.0%)
        Total Gross Margin Percentage.............         34.0%             (20.1%)


     Although the preceding table summarizes the net changes and percent changes with respect to our revenues and our cost of revenue for the years ended December 31, 2001 and 2000, the trends contained therein are limited to a two-year comparison and should not be viewed as a definitive indication of our future results.

     Operating Expenses

     Selling, General and Administrative -- Selling, general and administrative expenses were $2,321,055 for 2002 and $2,652,931 for 2001, representing a decrease of $331,876, or 14.3%. Selling, general and administrative expenses represented 96.5% of our total revenues in 2002 and 85.3% of our total revenues in 2001. The decrease in selling, general and administrative expenses was primarily due to the restructurings we implemented in January 2001and October 2001. During 2002, expenses included writing off intangibles of $47,284 and sales commission expense of about $271,192.

     Non-Cash Compensation Expense -- Non-cash compensation expense was zero for 2002 and $138,762 for 2001, representing a decrease of $138,762. The decrease in non-cash compensation expense is due primarily to the decrease in the number of options and warrants issued in 2002.

     Research and Development Expenses -- Research and development expenses were $262,757 for 2002 and $432,800 for 2001, representing a decrease of $170,043, or 39.3%. The decrease in research and development expenses was primarily due to the completion of our version 4 software in 2001 and the outsourcing of our manufacturing in June 2002, both of which allowed us to scale-back our research and engineering staff. Research and development expenses represented 10.9% of our total revenue in 2002 and 13.9% of our total revenue in 2001.

     Other Expense, Net -- Other expense, net was $365,395 for 2002 and $275,502 for 2001, representing an increase of $89,893, or 32.6%. The decrease in other expense, net was due to new financing.

     Loss on Disposal of Equipment -- Relates to the write off of the residual on old units, and the write off of obsolete assets, including molds, etc.

     Loss Attributable to Common Stockholders

     We incurred losses attributable to common stockholders of $3,550,923 and $2,444,411 during 2002 and 2001, respectively. The $1,106,512 increase in the net loss was due primarily to the inventory, patent and residual write-offs.

     We have continued to incur losses subsequent to December 31, 2002 and, as a result, have experienced an increase in accumulated deficit. We believe that we will continue to incur losses for a period of time.

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

     The interest rate for the funds under the financing arrangement is based upon the seven-year treasury rate plus an additional incremental rate that varies depending upon the total amount outstanding under the financing arrangement. The incremental rate will vary according to the thresholds provided in the following table:

                        THRESHOLD                                                 INTEREST RATE
---------------------------------------------------------------------     ----------------------------------
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

     The actual interest rate for the funding is determined on the date of funding by AMRESCO. For example, the first AMRESCO financing, which occurred on March 22, 2001 in the principal amount of $249,220, accrues interest at the rate of 17.57% per annum, which was equal to the seven-year treasury rate of 5.07% plus 12.5%. Since our initial funding and through December 31, 2001, we received additional fundings from AMRESCO in the aggregate principal amount of $1,427,495. In addition, pursuant to the terms of our agreement with AMRESCO, the outstanding loans were consolidated into a single credit enhancement note in the original principal amount of $ 1,496,708 bearing an interest rate of 17.19% per annum.

     Under our basic revenue-sharing program, a property must have average revenues of $0.90 per unit per day to satisfy the performance criteria of AMRESCO and to qualify for funding under this financing arrangement. The minimum average revenue of $0.90 is calculated as follows:

                                                     AMOUNT TO
                                 MINIMUM GROSS       eROOMSYSTEM
COLLECTION RATE                  REVENUES PER DAY    TECHNOLOGIES  AMOUNT TO PROPERTY
-------------------------------  ----------------    ------------  ------------------
90% of the first $0.78               $0.90               $0.702         $0.078
15% above the first $0.78            $0.90               $0.018         $0.102
                                 ================    ============= ===================
                                 TOTAL                   $0.720         $0.180

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

     In September 2002, we announced the receipt of written notice from AMRESCO Leasing Corporation, or ALC, of its intention to cease funding any future loans pursuant to the Amended and Restated Master Business Lease Financing Agreement. ALC indicated that the decision to cease funding future loans was based on its determination that the Company was not able to meet its debt obligations in the ordinary course of business, and also that it had altered its policy not to originate any new loans and to only service its existing portfolio of loans.

     Shortly following notification from ALC, Boise Capital, LLC, a limited liability company comprised of two of ALC's former principals, purchased the exclusive rights to provide post-installation financing for the funding of eRoomSystem products placed on a revenue sharing basis. We have been working with Boise Capital since the ALC notification, but as of March 18, 2003, we have not entered into a definitive agreement with a new lender. There are, however, several entities that have expressed a strong interest in providing a financing line subject to us procuring sufficient equity financing. We are optimistic that if we can secure sufficient equity financing we will be able to enter into a similar financing arrangement with a new lender.

     LIQUIDITY AND CAPITAL RESOURCES

     On August 9, 2000, we consummated our initial public offering for 1,800,000 shares of common stock. We received gross proceeds of $11,700,000 and, after deducting underwriting discounts and commissions and offering expenses, net proceeds of approximately $9,860,000. The net offering proceeds were used for funding the production and installation of our products and services, the repayment of a substantial portion of our outstanding indebtedness and related accrued interest, the payment of cash dividends on our Series A and Series C convertible preferred stock, our advertising and promotional expenses, additional research and development to improve our existing products and services and to develop our future products and services, and general corporate purposes and working capital, including the payment of accounts payable incurred prior to the closing of our initial public offering. We used the net proceeds from our initial public offering through the nine months ended September 30, 2001. In addition to the funds received pursuant to our initial public offering, we have received $1,427,495 and $140,489 in fundings through our financial arrangements with AMRESCO in 2001 and 2002, respectively, and $1,416,029 in gross proceeds from our private placement of common stock in March 2002. The funds from AMRESCO and our private placement have been and will be used to fund working capital and general corporate purposes.

     At December 31, 2002, we had $144,359 of cash and ($482,150) and a working capital deficit of $482,150 compared to $1,070,974 of cash and $1,234,940 of working capital at December 31, 2001. In addition, our stockholders' equity was $1,392,529 at December 31, 2002, compared to stockholders' equity of $3,309,722 at December 31, 2001, a decrease of $1,917,193. The decrease in cash, working capital and stockholders' equity reflects the continued use of cash by our operations since our initial public offering in August 2000 and the current inability to generate sufficient revenue to sustain our operations.

     Our accumulated deficit increased from $27,434,747 at December 31, 2001 to $30,985,670 at December 31, 2002. The increase in accumulated deficit resulted primarily from the net loss from operations for the year ended December 31, 2002. We anticipate that our accumulated deficit will continue to increase for a period of time.

     We used net cash of $1,626,305 in operating activities during the year ended December 31, 2002 compared to $1,736,987 of net cash used by operating activities during the year ended December 31, 2001. The $110,682 decrease in the use of net cash for operating activities primarily resulted primarily from the write-off of inventory, the decrease in accounts receivable, the loss on disposal of assets and the increases associated with prepaid expenses and accounts payable.

     Investing activities for the year ended December 31, 2002 used $764,968 of net cash compared to $1,347,537 used during the year ended December 31, 2001. The decrease in net cash used in investing activities resulted primarily from less production activity.

     Financing activities provided $1,464,658 during the year ended December 31, 2002 compared to net cash of $1,174,187 provided during the year ended December 31, 2001. The primary source of cash during the year ended December 31, 2002 was based on the issuance of 2,723,139 shares of common stock in the private placement of 2002.

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

     In September 2002, we announced the receipt of written notice from AMRESCO Leasing Corporation, or ALC, of its intention to cease funding any future loans pursuant to the Amended and Restated Master Business Lease Financing Agreement. ALC indicated that the decision to cease funding future loans was based on its determination that the Company was not able to meet its debt obligations in the ordinary course of business, and also that it had altered its policy not to originate any new loans and to only service its existing portfolio of loans.

     Shortly following notification from ALC, Boise Capital, LLC, a limited liability company comprised of two of ALC's former principals, purchased the exclusive rights to provide post-installation financing for the funding of eRoomSystem products placed on a revenue sharing basis. We have been working with Boise Capital since the ALC notification, but as of March 18, 2003, we have not entered into a definitive agreement with a new lender. There are, however, several entities that have expressed a strong interest in providing a financing line subject to us procuring sufficient equity financing. We are optimistic that if we can secure sufficient equity financing we will be able to enter into a similar financing arrangement with a new lender.

     We do not have sufficient cash-on-hand to sustain our routine business operations. Without a significant infusion of capital in the near term, our ability to continue as a going concern is in serious peril. We have no assurance that adequate funds will be available on terms favorable to us, or at all.

     On January 26, 2001, we terminated the employment of seventeen employees in an effort to maximize operational efficiencies and reduce monthly expenses. In addition, we expanded the responsibilities of other positions to account for the terminations. We have taken a one-time restructuring charge of $418,606 in the fourth quarter of 2000, but estimate that the restructuring will result in an approximate $1.1 million reduction in annual overhead over the twelve months following the restructuring. Subsequently, on October 11, 2001, we announced a reduction-in-force and other cost-cutting measures driven by the uncertainties in the weakening United States economy and the lodging industry. We terminated the employment of eight employees and modified the compensation of our sales representatives. We estimate that the measures taken should result in a monthly reduction in overhead of approximately $51,000. In the twelve months ended December 31, 2002, we further reduced our staff by 11 employees to reduce fixed overhead costs.

     RECENT DOWNTURNS IN THE AIRLINE, TRAVEL AND LODGING INDUSTRIES

     Due to the weakening economy and the events of September 11, 2001, the travel and lodging industries have experienced unprecedented downturns. More specifically, the lodging industry has experienced lower hotel occupancy rates due to reduced business and leisure travel. Since the success of our business is directly linked to the performance of the travel and lodging industries, the substantial layoffs in these industries, the postponement of future hotel renovations and projects, the substantial drop-off in guest occupancy and the dramatic reduction in business and leisure travel, including convention traffic, have materially affected our ability to finalize contracts with hotel properties with which we have been meeting and negotiating. In this regard, there is no assurance that we will be able to close contracts with our current potential customers or that we will be successful in starting discussions with other hotel properties.

     QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     All of our products are now manufactured in China through outsource manufacturing relationships. We do, however, pay our manufacturing partners in U.S. dollars.

     Our financial results could be affected by weak economic conditions in foreign markets if we decide to focus on the international market. Because all of our revenues will be denominated in U.S. Dollars, a strengthening of the dollar could make our products less competitive in foreign markets.

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

     RISKS RELATED TO eROOMSYSTEM TECHNOLOGIES

     We have a history of significant operating losses and anticipate continued operating losses, and we may be unable to achieve profitability

     We have a history of significant operating losses and anticipate continued operating losses for the foreseeable future. For the years ended December 31, 2002 and 2001, we have incurred losses attributable to common stockholders of $3,550,923 and $2,444,411, respectively, and our operations have used $1,626,305 and $1,736,987 of cash, respectively. As of December 31, 2002 and 2001, we had accumulated deficits of $30,985,670 and $27,434,747, respectively.

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

     With the termination of our long-term financing arrangement with AMRESCO Leasing Corporation in the third quarter of 2002, it is critical that we obtain a new financing line and at least $1,000,000 in equity or convertible debt financing or our business operations will be seriously adversely affected

     Our business model relies heavily upon the placement of our products pursuant to our revenue-sharing program, and in the current economic climate hoteliers have been increasingly reticent to make significant capital expenditures for in-room amenities given declining occupancy rates, RevPar and travel in general. Our September 2002 announcement of the receipt of written notice from AMRESCO Leasing Corporation of its intention to cease funding any future loans pursuant to the Amended and Restated Master Business Lease Financing Agreement has severely hampered our short-term ability to place products on any basis other than an outright sale. Since the notification, we have been working closely with Boise Capital, LLC, the entity which purchased ALC's exclusive right to provide post-installation financing for our products placed on a revenue sharing basis. We have been working closely with Boise Capital since the ALC notification, but as of March 18, 2003, we have not entered into a definitive agreement with a new lender. A key element to securing a new financing line is obtaining sufficient equity financing. We have been unsuccessful in this endeavor as well since June 2002. Thus, although we have several entities interested in providing long-term financing under our revenue sharing program, execution of a definitive agreement is unlikely until we receive the requisite equity financing. In the event we are unsuccessful in obtaining a new financing line and a minimum of $1,000,000 of equity financing, our business and results of operations will be seriously adversely affected and our ability to continue as a going concern will be in substantial doubt.

     Given our recurring losses and accumulated deficits, we may be unable to continue as a going concern

     Our independent auditors issued a report on their audit of our consolidated financial statements for the years ended December 31, 2002 and 2001. Their report contains an explanatory paragraph in which they state that our history of recurring losses and our continued use of cash in operations raise substantial doubt regarding our ability to continue as a going concern. If we continue to generate significant losses from our operations, we may be unable to continue as a going concern.

     We have effected several reductions-in-force in the past two years to reduce fixed overhead expenses, effectively eliminating thirty-six positions, and given the current composition of employees the loss of additional key personnel would seriously impact our operations

     We are dependent upon the abilities and efforts of certain personnel, including David S. Harkness, Gregory L. Hrncir, Derek K. Ellis and Daniel Bird. Our future success will depend in part upon our ability to attract and retain qualified personnel to fill key field operations, sales and management positions. We currently do not carry key man life insurance on any of our key personnel, and we have no intention of doing so in the near future. There can be no assurance that we will be able to locate and retain replacement personnel in the event of the loss of any such key individuals.

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

     We may not be successful in the expansion of our business to the healthcare and time-share industries as we have historically operated in the lodging industry

     We have traditionally focused our marketing efforts on the lodging industry. Following the establishment of our core business, we are proposing to expand the marketing of our eRoomSystem technology, eRoomServ refreshment centers, eRoomSafes and eRoomTrays to the healthcare and time-share industries. As we have little or no experience in these new industries, we may not be successful in marketing our products and services outside of the lodging industry. As a result, we will be confronted with challenges and competition that we have never faced before. We cannot assure you that we will be able to meet the new challenges and competitors associated with these new industries.

     We may not be successful in the expansion of our business as we have little or no experience with respect to our proposed new products and services, such as in-room energy management and coordination of housekeeping and engineering activities

     Part of our growth strategy consists of expanding our offerings to include products and services we have not provided in the past. For example, we have commenced offering advanced in-room energy management and intend to offer coordination of housekeeping and engineering activities. As we have little or no experience with respect to these new products and services, we may not be successful in expanding our product offerings. As a result, we cannot assure you that we will be successful in expanding our products and services or that we will be able to meet the new challenges and competitors associated with the expansion of our products and services.

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

     We do not have sufficiently experienced management or sales personnel with relationships in international markets or knowledge of the respective laws, political and economic environment, language and cultural differences or buying patterns of customers in those markets to effectively market and sell our products in international markets. For example, Bartech Systems International and MiniBar Systems are the leaders in the minibar industry in Europe based on their established relationships with numerous hotels and correspondents. To enter into these markets, we will likely have to utilize existing distribution channels or other similar agreements for particular geographic areas. If so, we cannot assure you that we will be successful in soliciting the best distributors, or that if distributors are selected, that the additional costs of such distributors will not erode our ability to achieve profitable sales or revenue-sharing arrangements for the placement of our products.

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

-    general economic conditions;

-    levels of disposable income of the hotel patrons;

-    acts of terrorism and anti-terrorism efforts;

- increased transportation costs resulting in decreased travel by patrons and decreased hotel occupancy and RevPar;

-    changes or proposed changes in tax laws;

- legal and regulatory issues affecting the development, operation and licensing of hotels; and

- competitive conditions in the lodging industry, including the effect of such conditions on the pricing of products and supplies to hotels;

     These factors may impact the demand for our products and could materially affect revenues that we realize on the sale or placement of our products.

     Terrorist attacks or acts of war may seriously harm our business

     Terrorist attacks or acts of war may cause damage or disruption to our company, our employees, our facility and our customers, which could significantly impact our revenues, costs and expenses, and financial condition. The terrorist attacks that took place in the United States on September 11, 2001 were unprecedented events that have created many economic and political uncertainties, especially to the lodging industry, some of which have materially adversely affected our business, results of operations, and financial condition and may do so again in the future. In particular, the lodging industry has been materially affected by the downturn in the tourism industry as a result of the September 11 attacks. Because our business is closely tied to the lodging industry, the long-term effects on our company from the September 11, 2001 attacks are unknown. The potential for future terrorist attacks, the national and international responses to terrorist attacks, and other acts of war or hostility have created many economic and political uncertainties, which could materially adversely affect our business, results of operations, and financial condition in ways that we currently cannot predict.

     The strength and profitability of our business depends on the overall demand for our products and growth in the lodging industry. Lodging industry revenues are sensitive to general economic conditions and generally rise or fall more rapidly in relation to the condition of the overall economy. Although we cannot accurately estimate the economic impact of the recent terrorist attacks at this time, the lodging industry has been negatively affected by the reduction in air travel and tourism, and we expect that the significant decline in the economic health of the lodging industry will continue to reduce the demand for our products in the near term.

     We may experience reduced operating margins and loss of market share due to the intense competition from companies with longer operating histories, greater resources and more established brand names that market in-room amenities to the lodging industry

     The market for in-room amenities in the lodging industry is very competitive, and we expect competition to intensify in the future. Our competitors vary in size and in the scope and breadth of the products and services they offer. Our competitors include Bartech Systems International, Dometic Corporation and MiniBar Systems, among others. Each of our competitors have longer operating histories, larger customer bases, greater brand recognition, and substantially greater capital, research and development, manufacturing, marketing, service, support, technical and other resources than we currently do. As a result, our competitors may be able to devote greater resources to marketing campaigns, adopt more aggressive pricing policies or devote substantially more resources to customer and business development than we can.

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

                        RISKS RELATED TO OUR COMMON STOCK

     We have failed to satisfy the minimum continuing listing requirements set forth under the Nasdaq Marketplace Rules, including the $1.00 minimum bid price and the payment of annual listing fees, and as a result we are subject to potential delisting from the Nasdaq SmallCap market

     On July 31, 2002, we were notified by Nasdaq that our common stock had failed to meet the minimum bid price requirement of $1.00 as required by the continued listing rules of the Nasdaq SmallCap Market. These rules provide that a company whose securities fall below the minimum bid price or the minimum public float requirements for 30 consecutive business days is given a 180-day grace period to regain compliance. A company may demonstrate compliance by meeting the applicable standard for a minimum of 10 consecutive business days. If a company fails to regain compliance within the applicable timeframe, that company is subject to delisting. On January 28, 2003, we were notified by Nasdaq that we had failed to meet the applicable standard of trading at or above $1.00 per share for ten consecutive business days. We were also notified that our common stock would be delisted from Nasdaq on February 6, 2003, unless we requested a hearing. On February 4, 2003, we requested a hearing with the Nasdaq Listing Qualifications Panel. The hearing took place on March 13, 2003. We expect to receive a written ruling from the Qualifications Panel on or before April 13, 2003. In the event the Qualifications Panel delists our common stock, we intend to commence trading on the Over the Counter Bulletin Board, or OTCBB, effective immediately following delisting, if applicable. There can be no assurance that we will not be delisted, or if delisted, that our common stock will be actively traded on the OTCBB.

     Due to our need for additional financing, we intend to issue additional securities to provide our operations with the necessary working capital which, in turn, will have the effect of diluting the relative ownership of our existing stockholders

     We need an immediate infusion of capital to fund our ongoing operations, whether in the form of common stock, preferred stock or convertible debt. The issuance of additional equity or convertible debt securities will have the effect of reducing the percentage ownership of our current stockholders. In addition, these equity or convertible debt securities may have additional rights, preferences or privileges to those of our common stock, such as registration rights. For example, through a private placement of our common stock in March 2002, we issued 2,723,139 shares of common stock and granted certain registration rights to the purchasers of said shares of common stock. Given the necessity of raising additional funds to support our operations, we cannot assure our stockholders that the additional funds will be available on terms favorable to the Company, or at all. Since June 2002, we have been unsuccessful in our attempts to raise capital despite intense efforts and utilization of a variety of sources. If adequate funds are not available or are not available on acceptable terms, we may not be able to fund operations or otherwise continue as a going-concern.

     Our executive officers and members of our board of directors beneficially own approximately 21.5% of the outstanding shares of our common stock and could limit the ability of our other stockholders to influence the outcome of director elections and other transactions submitted to a vote of stockholders

     Our executive officers and members of our board of directors beneficially own 2,361,356 shares of common stock, or approximately 21.5% of the outstanding shares of our common stock. These stockholders will have the power to influence all matters requiring approval by our stockholders, including the election of directors and approval of mergers and other significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control of eRoomSystem Technologies.

     Our stock price may fall as a result of the approximately 8,007,278 shares of common stock, or approximately72.9% of our outstanding common stock, that is currently eligible for sale

     Sales of a substantial number of shares of common stock in the public market could cause the market price for our common stock to decline. Of the 10,983,933 shares of common stock outstanding as of March 18, 2003, 321,875 shares have been registered pursuant to a selling stockholder registration statement and 1,800,000 shares were sold in our initial public offering, which closed on August 9, 2000. All of these shares, representing approximately 19.3% of our outstanding shares of common stock, are immediately available for resale.

     In addition to the foregoing shares, and in light of existing lock-up arrangements, up to 2,860,533 shares, or approximately 26.0% of our outstanding shares of common stock, are available for resale in accordance with Rule 144(k) under the Securities Act. Further, 3,024,870 shares, or approximately 27.5% of our outstanding shares of common stock, are available for sale in the public market, subject to volume limitations, pursuant to Rule 144. These shares, along with the shares of common stock sold in our initial public offering and the shares registered in the selling stockholder offering, represent approximately 8,007,278, or 72.9% of our outstanding shares of common stock. As to our remaining shares of common stock, 151,642 are currently ineligible for resale, and 2,825,031 shares are subject to a lock-in agreement imposed immediately prior to the initial public offering on the following terms: commencing two years from the completion date of the public offering, or August 9, 2003, each party subject to the lock-in agreement may sell up to two and one-half percent (2 1/2%) of their respective common stock holdings each quarter for a period eight (8) quarters, or through August 9, 2005. On such date, all such shares of common stock shall be free from restriction and will be available for resale in accordance with Rule 144(k).

     Further, as of December 31, 2002, we had options and warrants outstanding to purchase 3,064,657, all of which are immediately exercisable. Of the foregoing options, stock options to purchase 1,367,855 shares of common stock were surrendered on January 18, 2002 pursuant to our stock option exchange program and stock options to purchase 1,366,102 shares of common stock were reissued on July 23, 2002. See Part III, "Item 10. Executive Compensation." The underlying shares of common stock have been registered on Form S-8 and may be exercised on a cashless basis. In addition, as of December 31, 2002, we had outstanding options and warrants to purchase 505,004 shares of our common stock for which the holders possess the right to have the underlying shares registered by us.

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

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



         Report of Independent Certified Public Accountants..............................................35

         Consolidated Balance Sheets.....................................................................36

         Consolidated Statements of Operations...........................................................38

         Consolidated Statements of Stockholders' Equity.................................................39

         Consolidated Statements of Cash Flows...........................................................40

         Notes to Consolidated Financial Statements......................................................42


HANSEN, BARNETT & MAXWELL                            (801) 532-2200
A Professional Corporation                           Fax (801) 532-7944
CERTIFIED PUBLIC ACCOUNTANTS                         5 Triad Center, Suite 750
                                                     Salt Lake City, Utah 84180
                                                     www.hbmcpas.com


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and the Stockholders eRoomSystem Technologies, Inc.


We have audited the accompanying consolidated balance sheets of eRoomSystem Technologies, Inc. (a Nevada corporation) and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of eRoomSystem Technologies, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations. During the years ended December 31, 2002 and 2001, the Company had net losses of $3,550,923 and $2,444,411, respectively. During the years ended December 31, 2002 and 2001, the Company's operations used $1,626,305 and $1,736,987 of cash, respectively. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

                                                HANSEN, BARNETT & MAXWELL
Salt Lake City, Utah
January 31, 2003
                 eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                                      December 31,
                                                                                                2002               2001
                                                                                            ------------        -----------
Current Assets
     Cash..............................................................................     $    144,359       $  1,070,974
     Accounts receivable, net of allowance for doubtful accounts of $169,943
        and $66,763 at December 31, 2002 and 2001, respectively.........................         335,763            496,619
     Inventories........................................................................         253,561          1,221,995
     Prepaid expenses...................................................................         107,085            274,477
                                                                                            ------------        -----------
         Total Current Assets...........................................................         840,768          3,064,065
                                                                                            ------------        -----------

REFRESHMENT CENTERS IN SERVICE, net of accumulated depreciation
     of $1,717,753 and $1,167,173 at December 31, 2002 and 2001, respectively...........       3,598,154          3,808,220
                                                                                            ------------        -----------

Property and Equipment
     Production equipment...............................................................          93,460            276,844
     Computer equipment.................................................................          74,203            237,966
     Vehicles and other.................................................................          65,795             78,586
                                                                                            ------------        -----------
                                                                                                 233,458            593,396
     Less accumulated depreciation and amortization.....................................        (112,357)          (412,447)
                                                                                            ------------        -----------
         Net Property and Equipment.....................................................         121,101            180,949
                                                                                            ------------        -----------

Other Assets
     Patents and license rights, net of accumulated amortization of
     $0 and $357,707, respectively......................................................              --            114,783
     Deposits ..........................................................................          75,688             67,405
                                                                                            ------------        -----------
         Total Other Assets.............................................................          75,688            182,188
                                                                                            ------------        -----------

Total Assets  .........................................................................     $  4,635,711      $    7,235,422
                                                                                            ============      ==============

          See accompanying notes to consolidated financial statements


                 eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                                   December 31,
                                                                                            2002                 2001
                                                                                      ---------------       ---------------
Current Liabilities
     Notes payable and current portion of long-term debt..............................$       407,117       $       214,249
     Current portion of capital lease obligations.....................................          5,666                12,875
     Accounts payable.................................................................        562,277               705,370
     Accrued liabilities..............................................................        219,423               523,742
     Accrued interest.................................................................         23,092                21,941
     Customer deposits................................................................         11,758               292,481
     Deferred maintenance revenue.....................................................         93,585                58,467
                                                                                      ---------------       ---------------
         Total Current Liabilities....................................................      1,322,918             1,829,125
                                                                                      ---------------       ---------------

         LONG-TERM LIABILITIES

     Long-term debt, net of current portion...........................................      1,920,264             2,090,500
     Capital lease obligations, net of current portion................................             --                 6,075
                                                                                      ---------------       ---------------
         Total Long-Term Liabilities..................................................      1,920,264             2,096,575
                                                                                      ---------------       ---------------

Commitments and Contingencies

Stockholders' Equity
     Preferred stock, $0.001 par value; 5,000,000 shares authorized; none
     outstanding......................................................................            --                    --
     Common stock, $0.001 par value; 50,000,000 shares authorized; 10,897,931
     Shares and 8,016,019 shares outstanding at December 31, 2002 and 2001,
     respectively.....................................................................         10,898                 8,016
     Additional paid-in capital.......................................................     31,570,454            29,098,351
     Warrants and options outstanding.................................................      1,028,897             1,885,102
     Notes receivable from shareholders...............................................       (232,050)             (247,000)
     Accumulated deficit..............................................................    (30,985,670)          (27,434,747)
                                                                                      ---------------       ---------------
         Total Stockholder's Equity...................................................      1,392,529             3,309,722
                                                                                      ---------------       ---------------

Total Liabilities and Stockholders' Equity............................................$     4,635,711       $     7,235,422
                                                                                      ===============       ===============

          See accompanying notes to consolidated financial statements

                 eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                For the Years Ended
                                                                                                   December 31,
                                                                                              2002              2001
                                                                                       ----------------  ---------------
Revenue
     Product sales....................................................................  $        878,691  $     1,781,664
     Revenue-sharing arrangements.....................................................         1,239,469        1,080,950
     Maintenance fees.................................................................           286,531          246,409
                                                                                        ----------------  ---------------
         Total Revenue................................................................         2,404,691        3,109,023
                                                                                        ----------------  ---------------
Cost of Revenue
     Product sales....................................................................           690,490        1,104,734
     Write-off of obsolete inventory..................................................         1,128,562               --
     Revenue-sharing arrangements.....................................................           671,109          583,594
     Maintenance......................................................................           398,212          365,111
                                                                                        ----------------  ---------------
         Total Cost of Revenue........................................................         2,888,373        2,053,439
                                                                                        ----------------  ---------------
Gross Margin (LOSS)...................................................................          (483,682)       1,055,584
                                                                                        ----------------  ---------------
Operating Expenses
     Selling general and administrative (exclusive of non-cash
       compensation expense)..........................................................         2,321,055        2,652,931
     Research and development.........................................................           262,757          432,800
     Loss on disposal of equipment....................................................           118,034               --
     Non-cash compensation............................................................                --          138,762
                                                                                        ----------------  ---------------
         Total Operating Expenses.....................................................         2,701,846        3,224,493
                                                                                        ----------------  ---------------
Loss from Operations..................................................................        (3,185,528)      (2,168,909)
                                                                                        ----------------  ---------------
Other Income (Expense)
     Interest expense.................................................................          (502,635)        (351,081)
     Interest and other income........................................................           137,240           75,579
                                                                                        ----------------  ---------------
         Other Expense, Net...........................................................          (365,395)        (275,502)
                                                                                        ----------------  ---------------
Net Loss ............................................................................      $  (3,550,923)   $  (2,444,411)
                                                                                        ================  ===============
Basic and Diluted Loss Per Common Share...............................................    $       (0.34)    $       (0.35)
                                                                                        ================  ===============
Basic and Diluted Weighted Average Common Shares Outstanding..........................        10,243,932        7,063,101
                                                                                        ================  ===============


          See accompanying notes to consolidated financial statements



                 eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000


                                                                    Shares                           Amount
                                                        -------------------------------   -------------------------
                                                             2002             2001            2002         2001
                                                        ---------------   -------------   -----------    ----------
         COMMON STOCK
Balance at Beginning of Year............................      8,016,019       7,051,019   $     8,016    $    7,051
Issuance for cash and conversion of accounts payable....      2,723,139              --         2,723            --
Exercise of stock options...............................         38,773         950,000            39           950
Issuance to a supplier in settlement of a lawsuit.......            --           15,000            --            15
Issuance in settlement of account payable...............        120,000             --            120            --
                                                        ---------------   -------------   --------------  ----------
    Balance at End of Year..............................     10,897,931       8,016,019        10,898         8,016
                                                        ===============   =============   --------------  ----------
Additional Paid-in Capital
Balance at Beginning of Year...........................     29,098,351        8,546,432
Issuance of common stock for cash
 and conversion of accounts payable.....................     1,361,311               --
Beneficial conversion option of related party debt......       202,000               --
Expiration of warrants and options......................       847,254          289,984
Exercise of stock options...............................        32,858          246,050
Issuance of common stock to
 a supplier in settlement of a lawsuit..................            --           15,885
Issuance of common stock
 in settlement of account payable.......................        28,680               --
                                                          -------------    ------------
    Balance at End of Year..............................    31,570,454       29,098,351
                                                          -------------    ------------
         WARRANTS AND OPTIONS OUTSTANDING

Balance at Beginning of Year............................    1,885,102        2,036,324
Exercise of stock options...............................       (8,951)             --
Expiration of warrants and options......................     (847,254)        (289,984)
Issuance of warrants and options
 related to advertising agreement,
 financing activities and consulting....................           --          138,762
                                                         -------------    -------------
    Balance at End of Year..............................    1,028,897        1,885,102
                                                         -------------    -------------
Notes Receivable from Shareholders
Balance at Beginning of Year............................     (247,000)             --
Stock options exercised with
 notes receivable from shareholders.....................           --        (247,000)
Interest accrued........................................      (11,050)             --
Payments collected......................................       26,000              --
                                                         -------------    -------------
    Balance at End of Year..............................     (232,050)        (247,000)
                                                         --------------    -------------
         ACCUMULATED DEFICIT

Balance at Beginning of Year............................  (27,434,747)     (24,990,336)
Net loss................................................   (3,550,923)      (2,444,411)
                                                         ------------    -------------
    Balance at End of Year..............................  (30,985,670)     (27,434,747)
                                                         ------------    -------------
Total Stockholders' Equity at End of Year............... $   1,392,529    $   3,309,722
                                                         ==============  ==============


          See accompanying notes to consolidated financial statements




                 eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                For the Years Ended
                                                                                                    December 1,
                                                                                               2002             2001
                                                                                          --------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss.........................................................................    $   (3,550,923)   $  (2,444,411)
     Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation...................................................................           652,787          672,998
       Amortization...................................................................           114,783           67,499
       Shares and options issued for lawsuit settlement...............................                --           15,900
       Interest paid from loan proceeds...............................................             2,262           37,768
       Loss on disposal of assets.....................................................           118,034              --
       Accretion of debt discount.....................................................            19,575              --
       Non-cash compensation expense..................................................                --          138,762
     Changes in operating assets and liabilities:
         Accounts receivable..........................................................           151,512          414,502
         Inventories..................................................................         1,230,789          (27,592)
         Prepaid expenses.............................................................           165,392          (56,957)
         Accounts payable.............................................................            18,257         (365,963)
         Accrued liabilities..........................................................          (303,168)        (378,419)
         Customer deposits and deferred maintenance revenue...........................          (245,605)         188,926
                                                                                        ----------------- ---------------
              Net Cash Used In Operating Activities...................................        (1,626,305)      (1,736,987)
                                                                                        ----------------- ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Additions to refreshment centers in service......................................          (693,025)      (1,280,047)
     Purchase of property and equipment...............................................           (71,943)         (67,490)
                                                                                        ----------------- ---------------
              Net Cash Used In Investing Activities...................................          (764,968)      (1,347,537)
                                                                                        ----------------- ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from borrowings.........................................................           342,489        1,427,495
     Principal payments on long-term debt.............................................          (212,098)        (201,513)
     Principal payments on capital lease obligations..................................           (13,284)         (51,795)
     Proceeds from issuance of common stock and warrants..............................         1,297,605              --
     Proceeds from payments on notes receivable from shareholder......................            26,000              --
     Proceeds from exercise of options................................................            23,946              --
                                                                                        ----------------  ---------------
              Net Cash Provided by Financing Activities...............................         1,464,658        1,174,187
                                                                                        ----------------  ---------------

Net Increase (Decrease) in Cash.......................................................          (926,615)      (1,910,337)
Cash at Beginning of Year.............................................................         1,070,974        2,981,311
                                                                                        ----------------  ---------------

Cash at End of Year...................................................................  $        144,359  $     1,070,974
                                                                                        ================  ===============

          See accompanying notes to consolidated financial statements

                eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)


                                                                                For the Years Ended
                                                                                     December 31,
                                                                                   2002      2001
Supplemental Cash Flows Information
     Cash paid for interest                                                      $200,016  $ 53,161

Non-Cash Investing and Financing Activities
     Proceeds from notes payable applied to deposits                             $  6,283  $ 67,405
     Sale of refreshment centers previously under revenue-sharing agreements           --    41,463
     Property and equipment acquired by capital lease                                  --    16,998
     Stock options exercised in exchange for notes receivable from shareholders        --   247,000
     Stock exchanged for forgiveness of debt as part of private placement          66,429        --
     Issuance of non-interest bearing note and common stock in settlement
       of account payable                                                         155,024        --

          See accompanying notes to consolidated financial statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization, Nature of Operations and Business Condition

eRoomSystem Services, Inc. was organized under the laws of the state of Nevada in 1993. In 1999, eRoomSystem Services, Inc. was reorganized as a wholly-owned subsidiary of eRoomSystem Technologies, Inc., also a Nevada corporation. During 1999 and 2000, RSi BRE, Inc. ("RSi BRE") and eRoom System SPE, Inc. ("SPE") were formed, respectively, as wholly-owned subsidiaries of eRoomSystem Technologies, Inc. eRoomSystem Technologies, Inc. and its subsidiaries are collectively referred to as the "Company."

The Company designs, assembles and markets a complete line of fully-automated eRoomServ refreshment centers and eRoomSafes traditionally installed in hotels. The eRoomServ refreshment centers and eRoomSafes use proprietary software and patented credit card technology that integrate with a data collection computer in each hotel.

Since inception, the Company has suffered recurring losses. During the years ended December 31, 2002 and 2001, the Company had losses from operations of $3,550,923 and $2,444,411, respectively. During the years ended December 31, 2002 and 2001, the Company's operations used $1,626,305 and $1,736,987 of cash, respectively. At December 31, 2002, the Company had a working capital deficiency of $482,150. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management is attempting to arrange debt and equity financing for use in operations; however, there is not assurance that management will be successful in obtaining financing or if any financing is obtained, that it will be on terms favorable or acceptable to the Company. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

The Company is subject to certain risk factors frequently encountered by companies that are in the early stages of developing a business line that may impact its ability to become a profitable enterprise. These risk factors include, among others:

-- The Company's business model is capital intensive and will require significant additional equity or debt financing. This additional funding may not be available in sufficient amounts or on acceptable terms to the Company, or at all.

-- The Company faces competition from companies that have substantially greater capital resources, research and development, manufacturing and marketing resources than the Company.

-- The Company's ability to implement its strategy is dependent upon its ability to retain key employees, ability to attract and retain additional qualified personnel and its ability to manage expansion effectively.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of eRoomSystem Technologies, Inc. and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

RSi BRE is a special purpose entity in which the Company does not have operating control, as further discussed in Note 2. Previously, RSi BRE did not qualify for consolidation and the investment in RSi BRE was recognized under the equity method of accounting. In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 ("FIN 46"). FIN 46 defined variable interest entities and modified the requirements for their consolidation from ownership of a controlling voting interest to holding a majority variable interest and being the primary beneficiary of the variable interest entity. The Company elected to adopt FIN 46 at December 31, 2002 and under the guidance of FIN 46, the Company has restated its financial statements for all periods presented to account for the investment in RSi BRE on a consolidated basis. There was no effect on net loss as a result of adopting FIN 46.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Cash Equivalents and Fair Value of Financial Instruments

Cash equivalents include highly liquid debt investments with original maturities of three months or less, readily convertible to known amounts of cash. The Company had $73,688 and $100,277 of restricted cash to be distributed as loan repayments to a financing company as of December 31, 2002 and 2001, respectively.

The carrying amounts reported in the accompanying consolidated financial statements for cash, accounts receivable and accounts payable approximate fair values because of the immediate or short-term maturities of these financial instruments. The carrying amounts of the Company's debt obligations approximate fair value based on current interest rates available to the Company, with the exception of one convertible note payable, issued during 2002, that had a discounted carrying value of $18,418 at December 31, 2002 as compared to an approximate fair value of $202,000, which is the face amount of the note.

Inventories

Inventories include direct materials, direct labor and manufacturing overhead costs and are stated at the lower of cost (using the first-in, first-out method) or market value. Inventories consist of the following:

                                                 December 31,
                                          --------------------------
                                             2002           2001
                                          -----------    -----------
Parts and raw materials                     $115,208       $860,839
Work-in process                                    -        153,518
Finished goods                               138,353        207,638
                                          -----------    -----------
                                            $253,561     $1,221,995
                                          ===========    ===========

Provisions, when required, are made to reduce excess and obsolete inventories to their estimated net realizable values. Due to competitive pressures and technical innovation, it is possible that estimates of the net realizable value could change in the near term. As of December 31, 2002, the Company wrote down obsolete inventory to its net realizable value and recognized a charge of $1,128,562 that was classified as a cost of revenue.

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

Depreciation and amortization expense related to eRoomServ refreshment centers in service and property and equipment was $652,787 and $672,998 for the years ended December 31, 2002 and 2001, respectively.

On retirement or disposition of property and equipment, the cost and related accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is recognized in the statement of operations.

Capitalized Software Costs

In accordance with FASB Statement of Financial Accounting Standards
("SFAS") No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, development costs incurred in the research and development of new software products to be sold, leased or otherwise marketed are expensed as incurred until technological feasibility in the form of a working model has been established. Internally generated capitalizable software development costs have not been material for the years ended December 31, 2002 and 2001. The Company has charged its software development costs to research and development expense in the accompanying consolidated statements of operations.

Patents and License Rights

Patents and license rights are amortized on a straight-line basis over the estimated life of the related patents or licenses of seven years. Management has evaluated the recoverability of these costs based on revenues from the products related to the technology, existing or expected revenue trends and projected cash flows. At December 31, 2002, management determined that the underlying technology related to its patents and license rights was obsolete and recognized an impairment loss for the remaining carrying value of the patents and license rights as additional amortization of $47,284. After recognition of the impairment loss, amortization expense relating to the patents and license rights was $114,783 and $67,499 for the years ended December 31, 2002 and 2001, respectively.

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

Impairment of Long-Lived Assets

The Company reviews its long-lived assets, including intangibles, for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The Company evaluates, at each balance sheet date, whether events and circumstances have occurred which indicate possible impairment. The Company uses an estimate of future undiscounted net cash flows from the related asset or group of assets over their remaining life in measuring whether the assets are recoverable. Other than its patents and license rights, as explained above, the Company did not consider any of its long-lived assets to be impaired at December 31, 2002.

Revenue Recognition

The Company generates revenues from either the sale of eRoomServ refreshment centers and eRoomSafes or from leases of eRoomServ refreshment centers and eRoomSafes under revenue-sharing agreements. Under the revenue-sharing agreements, the Company receives a non-guaranteed portion of the sales generated by the units. The Company also generates revenues from maintenance services.

Revenue from the sale of eRoomServ refreshment centers and eRoomSafes is recognized upon completion of installation and acceptance by the customer. The revenue-sharing agreements are accounted for as operating leases with revenue being recognized as earned over the lease period. Maintenance revenue is recognized as the services are performed or pro rata over the service period. With respect to the sale of products, the maintenance services are not integral to the functionality of the eRoomServ refreshment centers and are at the option of the customer. Maintenance services are mandatory for eRoomServ refreshment centers placed under revenue-sharing agreements and are incorporated into those agreements. In connection with the revenue-sharing agreements, a portion of the revenues received by the Company are classified as maintenance fees based upon vendor-specific objective evidence of fair value. The Company defers customer's deposits paid in advance relating to future services and products not yet installed and accepted by the customer.

Stock-Based Compensation

At December 31, 2002, the Company has one stock-based employee compensation plan, which is described more fully in Note 8. The Company accounts for the plan under the recognition method and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. During the years ended December 31, 2002 and 2001, the Company recognized compensation expense relating to stock options and warrants of $0 and $138,762, respectively. The following table illustrates the effect on net loss and basic and diluted loss per common share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

                                                            Years Ended December 31,
                                                     ---------------------------------------
                                                          2002                    2001
                                                     ---------------          --------------
Net loss, as reported                                   $(3,550,923)            $(2,444,411)
Add: Stock-based employee compensation expense
 included in net loss                                            --                 138,762
Deduct: Total stock-based employee compensation
 expense determined under fair value based method for
 all awards                                                (645,615)               (559,741)
                                                     ---------------          --------------
Pro forma net loss                                      $(4,196,538)            $(2,865,390)
                                                     ===============          ==============
Basic and diluted loss per common share as reported          $(0.34)                 $(0.35)
                                                     ===============          ==============
Basic and diluted loss per common share pro forma            $(0.41)                 $(0.41)
                                                     ===============          ==============

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

Net Loss per Common Share

Basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding. Unvested common shares are considered to be stock options for purposes of computing loss per share and are not included in the weighted-average number of common shares outstanding. Diluted loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares and the dilutive potential common share equivalents outstanding. Potential common share equivalents consist of shares issuable upon the exercise of stock options, warrants and shares issuable upon the conversion of convertible preferred stock.

As of December 31, 2002 and 2001, there were options and warrants outstanding to purchase 3,064,657 shares and 3,350,085 shares of common stock, respectively, that were not included in the computation of diluted loss per common share as their effect would have been anti-dilutive, thereby decreasing the loss per common share.

Recent Accounting Pronouncements

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and the recognition of impairment of long-lived assets to be held and used. The Company implemented SFAS No. 144 effective January 1, 2002. The adoption of this standard had no material effect on the Company's financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements
No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. Among other provisions, the statement modifies the criteria classification of gains and losses on debt extinguishments such that they are not required to be classified as extraordinary items if they do not meet the criteria for classification as extraordinary items in APB Opinion No. 30. The Company elected to adopt this standard during the year ended December 31, 2002. The adoption of this standard had no material effect on the Company's financial position or results of operations.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal activities. The statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee plan severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. The Company will be required to apply this statement prospectively for any exit or disposal activities initiated after December 31, 2002. The adoption of this standard is not expected to have a material effect on the Company's financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. This statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to amend the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income or loss of an entity's accounting policy decisions with respect to stock-based employee compensation. SFAS No. 148 also requires disclosure about those effects in interim financial information. The Company adopted the disclosure requirements of Statement No. 148 in the accompanying financial statements.

As described above under Principles of Consolidation, in January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51.

NOTE 2 -- INVESTMENT SPECIAL PURPOSE ENTITIES

During 2000, eRoom System Technologies, Inc. formed eRoom System SPE, Inc. ("SPE"), as a wholly owned subsidiary. SPE was formed for the purposes of purchasing certain revenue-sharing agreements and related eRoomServ refreshment centers from eRoomSystem Technologies, Inc., obtaining the rights, through licensing, to certain intellectual property relating to the use of the eRoomServ refreshment centers and obtaining financing secured by pledging the revenue-sharing agreements and refreshment centers.

During 1999, eRoomSystem Technologies, Inc. formed RSi BRE, Inc. ("RSi
BRE") as a wholly-owned subsidiary to own and operate certain eRoomServ refreshment center units under the terms of related revenue-sharing agreements. RSi BRE was formed as a condition of an obligation under a financing agreement referred to as the Equipment Transfer Agreement (the "Transfer Agreement") with RSG Investments, LLC ("RSG") whereby the ownership of 2,050 eRoomServ refreshment center units and the related revenue-sharing agreements were transferred to RSi BRE. The board of directors of RSi BRE is comprised of one appointee from the Company, one appointee from RSG and one independent appointee. All operating decisions, including disbursements, of RSi BRE require unanimous consent of RSi BRE's board of directors. As a result, the Company does not control RSi BRE.

Under the terms of the Transfer Agreement, RSG receives $0.57 per refreshment center unit per day of the revenue realized from the revenue-sharing agreements held by RSi BRE over the remaining life of their seven-year revenue-sharing agreements. However, the $0.57 per unit per day is paid to RSG only after $0.11 per unit per day has been paid to the Company to cover property taxes and maintenance. To the extent that at least $0.68 per unit per day in revenue is not realized from the refreshment center units, the Company has no obligation to pay the difference to RSG. Rather, RSG is subject to the risk that revenues generated from the refreshment center units are not at least $0.68 per unit per day. To the extent that the revenue per unit per day exceeds $0.68, the incremental amount is paid to the Company.

Payments made to RSG are recognized as interest and principal, with interest estimated at an effective rate of approximately 31 percent based on estimated future payments to RSG over the remaining term of the underlying revenue-sharing agreements.

NOTE 3 -- NOTES PAYABLE AND LONG-TERM DEBT

Financing Agreement

Under the terms of a financing agreement with AMRESCO Leasing Corporation, (the "finance company"), the finance company has agreed to fund up to 150% of the Company's product costs for each eRoomServ refreshment center that has been in service for 90 days, subject to the related hotel customer meeting certain requirements and other conditions during that period. As part of the financing agreement, the Company formed SPE, a wholly owned, consolidated subsidiary. SPE owns all of the eRoomServ refreshment centers funded by the finance company as well as the related revenue-sharing agreements. The finance company has and will take a senior security interest in the eRoomServ refreshment centers financed under the financing agreement and the corresponding revenue-sharing agreements. SPE is obligated to repay the amount borrowed under the terms of a note payable corresponding to each funding, pursuant to the financing agreement over seven years, plus interest, at a variable interest rate determined at the time of each funding.

At December 31, 2002, SPE had an obligation for $1,507,600 outstanding under the financing arrangement, which is secured by the eRoomServ refreshment centers placed by the Company with hotel customers under qualified revenue-sharing agreements. The outstanding notes payable accrue interest at the seven-year U.S. Treasury Rate plus 12.5% per annum, which was 15.9% at December 31, 2002. The notes payable are collateralized by eRoomServ refreshment centers with a carrying value of $1,733,764 at December 31, 2002. SPE holds payments from hotel customers in several restricted bank accounts for payment to the finance company and to the Company. As of December 31, 2002 and 2001, the Company had $110,395 and $100,277, respectively of restricted cash and non-current deposits of $73,688 and $67,405, respectively that were designated for this purpose.

On September 18, 2002, management was notified by AMRESCO Leasing
Corporation of its intention to cease funding loans to the Company. There is no assurance that management will be successful in obtaining a new source of financing, and if successful, that the terms of such new financing will be favorable to the Company. If a new financing relationship is not procured, the financial condition and results of operation of the Company will likely be adversely affected.

2002 Note Payable to Supplier in Settlement of Account Payable

On December 5, 2002, the Company entered a settlement agreement for an amount payable to a supplier, whereby the Company issued 120,000 shares of common stock valued at $28,800, based on the market price on that date, and issued a note payable for $70,000, with no stated interest rate, due in installments of $45,000 on February 28, 2003, and then three monthly installments of $8,333. The Company imputed interest at a rate of 18% and recorded a discount of $3,879 on the note. As of December 31, 2002, the Company had recognized amortization of $1,157 that was charged to interest expense.

2002 Convertible Note Payable to Stockholder

On November 8, 2002, the Company entered into a promissory note with Ash Capital LLC for proceeds of up to $322,500. The note bears interest at 8%. The principal and interest are due on November 8, 2003. All past due amounts and accrued interest thereon bear interest at 18%.

At any time, principal and accrued interest on the promissory note are convertible into Series D Preferred Stock at $0.90 per share. The Series D Preferred Stock has not yet been designated. In addition the liquidation preference, conversion rights, voting rights, registration rights and dividends, if any, have not been approved. It is anticipate that each share of the Series D Preferred Stock is in turn convertible into six shares of common stock, at $0.15 per share. If the conversion date is after November 8, 2003 and the Series D Preferred Stock has not been authorized by all requisite corporate action, the promissory note can be converted into 17.8% of the lesser of the authorized capital stock or the outstanding capital stock of the Company. The Company has agreed not to increase the outstanding capital stock of the Company or issues securities convertible into capital stock without prior consent of Ash Capital.

The Company determined that Ash Capital received a beneficial conversion option valued at $322,500 on November 8, 2002. Accordingly, the Company has allocated the proceeds received to the beneficial conversion option which resulted in an offsetting discount to the note payable. The discount is being amortized to interest expense from the dates proceeds are received through November 8, 2003, in accordance with EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Ratios, and EITF 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments. As of December 31, 2002, the Company had received proceeds of $202,000 under the promissory note.

Notes payable and long-term debt consists of the following:

                                                                            December 31,
                                                                       -----------------------
                                                                          2002        2001
                                                                                   -----------
       Notes payable to financing company, interest at 15.9% to
        17.02% per annum, secured by eRoomServ refreshment centers
        held by SPE                                                    $1,507,600  $1,509,421

       Notes payable to financing company, secured by eRoomServ
        refreshment centers held by RSi BRE, interest computed at
        31% (see Note 2)                                                  734,085     795,328

       $202,000 - 8.0% convertible note payable to stockholder,
        secured by all assets of the Company, subordinate to notes payable to financing company, due November 8, 2003, less
        unamortized discount based on imputed interest rate of 1070%
        of $183,582                                                        18,418           -

       $70,000 note payable to supplier, non-interest bearing,
        $45,000 due February 28, 2003 then three monthly payments of
        $8,333, less unamortized discount based on imputed interest
        rate of 18% of $2,722                                              67,278           -
                                                                       ----------- -----------

       Total Notes Payable and Long-Term Debt                           2,327,381   2,304,749

       Less: Current portion                                             (407,117)   (214,249)
                                                                       ----------- -----------

                                                                       $1,920,264  $2,090,500
                                                                       =========== ===========

Future maturities of notes payable and long-term debt are as follows:

       Years Ending December 31,
--------------------------------
      2003                                          $593,421
      2004                                           402,982
      2005                                           507,618
      2006                                           538,149
      2007                                           282,543

NOTE 4 -- LEASES

Capitalized Lease Obligations

Certain equipment is leased under capital lease agreements. The following is a summary of assets held under capital lease agreements:

                                                   December 31,
                                           ----------------------------
                                                2002           2001
                                           ------------  --------------
Property and equipment                         $16,998         $45,474
Less: Accumulated amortization                  (9,916)        (26,397)
                                           ------------  --------------
                                                $7,082         $19,077
                                           ============  ==============

All lease payments are due during the year ended December 31, 2003. The following is a schedule the present value of the net minimum lease payments:

  Total net minimum lease payments                        $6,166
  Less:  Amount representing interest                       (500)
                                                    -------------
  Present value of net minimum lease payments              5,666
  Less:  Current portion                                   5,666
                                                    -------------

  Long-term portion                                           $-
                                                    =============

Operating Leases as Lessor

The Company accounts for its revenue-sharing agreements as operating leases. As of December 31, 2002, the Company had two revenue-sharing agreements for which the customers were contractually obligated to pay minimum monthly payments. Agreements with all other customers provide for an allocation of revenues to the Company with no minimum monthly payment. Accordingly, the Company is unable to estimate future amounts to be received under these agreements.

Future minimum payments to be received under contracts that provide for minimum monthly amounts were as follows as of December 31, 2002:

   Year Ending December 31,
   ------------------------
     2003                                             179,485
     2004                                             179,485
     2005                                             179,485
     2006                                             179,485
     2007                                              27,436
                                                 -------------
     Total                                           $745,376
                                                 =============

Operating Leases as Lessee

The operating lease of the Company's facilities in St. George expired in October 2002 and the Company moved to a new facility in Draper, Utah. The Draper facility lease term is month-to-month and the monthly rent is $2,500. Rent expense for the years ended December 31, 2002 and 2001 was $ 97,217 and $115,383, respectively.

NOTE 5 -- INCOME TAXES

The Company has paid no federal or state income taxes. The significant components of the Company's deferred income tax assets as of December 31, 2002 and 2001 are as follows:

                                                              2002           2001
                                                        -------------  -------------
Deferred Income Tax Assets:
 Net operating loss carryforwards                         $7,818,664     $6,762,255
 Reserves and accrued liabilities                             66,728        121,957
 Inventory impairment                                        291,345          3,529
 Other assets                                                 88,771         52,359
 Depreciation and amortization                                    --          1,154
                                                        -------------  -------------
    Total Deferred Income Tax Assets                       8,265,508      6,941,254
                                                        -------------  -------------
Valuation allowance                                       (8,190,682)    (6,941,254)
Deferred Income Tax Liability--Depreciation and
 amortization                                                (74,826)            --
                                                        -------------  -------------

       Net Deferred Income Tax Asset                             $--            $--
                                                        =============  =============

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

The following is a reconciliation of the amount of tax benefit that would result from applying the federal statutory rate to pretax loss with the benefit from income taxes:

                                                            December 31,
                                                     --------------------------
                                                        2002           2001
                                                     ------------   -----------
Benefit at statutory rate (34%)                      $(1,207,314)    $(831,046)
Other non-deductible expenses and adjustments              3,693        (2,716)
Change in valuation allowance                          1,249,428       865,295
State tax benefit, net of federal tax benefit            (45,807)      (31,533)
                                                     ------------   -----------
   Net Benefit From Income Taxes                             $--           $--
                                                     ============   ===========

The following summarizes the tax net operating loss carryforwards and their respective expiration dates as of December 31, 2002:

           2008                                         $44,057
           2010                                         930,194
           2011                                       2,188,074
           2017                                       1,082,373
           2018                                       3,642,857
           2019                                       3,298,105
           2020                                       5,087,650
           2021                                       2,888,647
           2022                                       2,993,508
                                                   -------------

           Total net operating loss carryforwards   $22,155,465
                                                   =============

NOTE 6 -- COMMITMENTS AND CONTINGENCIES

Legal Matters

On March 12, 2001, the Company reached a settlement of a lawsuit filed by a former supplier during March 1999. Under the terms of this settlement, the Company paid $85,000 in cash and issued 15,000 restricted common shares, with a value of $15,900, or $1.06 per share.

On March 28, 2001, the Company received a letter from the Company's former chairman and chief executive officer in which he claimed he was due certain severance and other payments in the aggregate amount of approximately $1,700,000 pursuant to the terms of his terminated employment agreement. The matter was submitted to binding arbitration per the terms of the terminated employment agreement. In September 2002, the arbitration was settled in favor of the Company. Punitive damages, less arbitration costs, in the amount of $47,422 were awarded to the Company and no claims were required to be paid to the Company's former chairman and chief executive officer because he was deemed to be in breach of his terminated employment agreement. The Company had not received the settlement award as of December 31, 2002. The Company recorded a valuation allowance of $47,422, effectively reducing the carrying value of the receivable for the settlement award to zero as of December 31, 2002.

On March 24, 2000, the Company entered into an agreement with an advertising agency. Under the terms of the agreement, the advertising agency was to assist the Company in the development and implementation of the Company's creative design related primarily to the Company's public stock offering and secondarily to advertising, marketing and promotion of the Company's products. The agreement lasted for a term of one year and provided for the agency to be compensated as follows: the Company issued the agency a warrant to purchase 125,000 shares of common stock at $4.80 per share and the Company was to pay the agency $43,687 per month in cash. The warrants had demand registration rights after August 9, 2001. In addition, the Company also agreed to pay all outside expenses incurred by the agency, on behalf of the Company, which were estimated to be $450,000.

On September 7, 2001, the agency filed suit against the Company alleging that the Company failed to make payment of more than $299,111 for services and labor provided to the Company pursuant to the agreement. The agency claims the services outlined in the agreement were provided, that the Company breached the agreement and failed to honor its obligation to the agency. During February 2002, the Company has entered into a settlement agreement with the agency whereby the Company agreed to pay the agency $100,000 in twelve equal monthly payments and granted the agency an option to purchase 200,000 shares of common stock at $0.26 per share through December 31, 2006. These options were valued at $48,726 based upon their fair value measured using the Black-Scholes option pricing model with the following assumptions: 5.5 percent risk-free interest rate, 0 percent expected dividend yield, 161 percent volatility and a 5 year estimated life. As of December 31, 2002, the action pending had been dismissed and $16,666 remained due to the agency.

In June 2002, the Company entered into an outsource manufacturing relationship with an entity with manufacturing operations located in China. This entity manufactured 808 refreshment centers and 452 eRoomTrays, relating to two hotels, on behalf of the Company. Under the terms of the arrangement, the Company was to pay for the products over a certain period of time. The Company failed to make the scheduled payments as they became do and the entity provided written notice to he Company that it was in breach of the contract between them. This entity has requested that the two hotels make their respective monthly revenue sharing lease payments directly to them as opposed to the Company. To date, one of the two hotels has done so while the other hotel has continued to pay the Company directly.

In November 2002, a former landlord in St. George, Utah filed a lawsuit against the Company that alleges breach of a lease agreement. On March 6, 2003, summary judgment was granted to the former landlord. As a result, the Company is indebted to the former landlord in the amount of $41,000, plus attorney's fees to be determined by the court.

The Company is also the subject of certain legal matters and possible litigations, which it considers incidental to its business activities. It is the opinion of management, after discussion with legal counsel, that the ultimate disposition of these legal matters should not have a material impact on the consolidated financial condition or results of operations of the Company.

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

On December 31, 2001, the Company entered into a one-year employment agreement with its chief executive officer. As part of this agreement, the Company agreed to pay the officer a base salary of $150,000 and issued options to purchase 300,000 shares of common stock at $0.26 per share. These options vested over one year and are exercisable for ten years.

Registration Rights

In connection with certain of its debt and equity offerings and the conversion of certain debt to equity, the Company has granted the holders of 321,875 shares of common stock the right, subject to applicable terms and conditions, to require the Company to register their common stock on a best efforts basis (or equivalent common shares upon the exercise of the warrants) under the Securities Act for offer to sell to the public. Additionally, the Company has also granted certain stock and warrant holders the right to join in any registration of securities of the Company (subject to certain exceptions).

In connection with its public stock offering on August 9, 2000, the Company granted holders of 180,000 warrants to purchase common shares the rights, subject to applicable terms and conditions, to require the Company to register their common shares upon the exercise of the warrants under the Securities Act for offer to sell to the public. During 2001, the Company issued options to purchase 1,500,000 shares of common stock that gave the option holders the right to require the Company to register the common shares underlying the stock options under the Securities Act (and with all applicable states securities regulatory agencies) by June 30, 2002 and to maintain the effectiveness of that registration through the later of the exercise or expiration of the options. During February 2002, the Company issued 2,723,139 shares of common stock in a private placement and gave the purchasers the right, subject to applicable terms and conditions, to require the Company to register their shares of common stock under the Securities Act for offer to sell to the public. The Company is obligated to pay all offering expenses related to offerings requested by the stock, warrant and option holders under these agreements. The stockholders are obligated to pay all selling expenses.

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

NOTE 7 -- STOCKHOLDERS' EQUITY

On March 12, 2001, the Company reached a settlement of a lawsuit filed by a former supplier. As part of the settlement, the Company issued 15,000 restricted common shares with a value of $15,900 or $1.06 per share.

In February 2002, the Company issued 2,723,139 shares of common stock in a private placement offering for $1,416,029 of gross proceeds, or $0.52 per share, which included the conversion of $66,429 of accounts payable, before offering costs and commissions of $51,995. Under the terms of the offering, the Company is obligated to include the common shares issued in any registration filed by the Company within one year of the date the common shares were issued. After one year the related stockholders have the right, at the Company's expense, to demand that the common shares be registered with the Securities and Exchange Commission.

NOTE 8 -- STOCK OPTIONS AND WARRANTS

Stock-Based Compensation

The Company accounts for stock options issued to directors, officers and employees under Accounting Principles Board Opinion No. 25 and related interpretations ("APB 25"). Under APB 25, compensation expense is recognized if an option's exercise price on the measurement date is below the fair value of the Company's common stock. For options that provide for cashless exercise or that have been modified, the measurement date is considered the date the options are exercised or expire. Those options are accounted for as variable options with compensation adjusted each period based on the difference between the market value of the common stock and the exercise price of the options at the end of the period. The Company accounts for options and warrants issued to non-employees at their fair value in accordance with SFAS No. 123, Accounting for Stock-Based Compensation.

Non-Employee Grants

During 2001, the Company granted options to purchase 625,894 shares of common stock to non-employees for services and in settlement of a claim at prices ranging from $0.26 to $1.01 per share. The options generally vested on the dates granted and expire from June 2004 through December 2011.

Employee Grants

During 2000, the stockholders of the Company approved adoption of the 2000
Stock Option Plan (the "2000 Plan"). During July 2002, the stockholders of the Company approved an amendment to the 2000 Plan to increase the authorized number of shares of common stock reserved for issuance upon the exercise of stock options under the 2000 Plan from 2,400,000 shares to 2,700,000 shares.

The 2000 Plan, as amended, provides for both the direct award of shares and the grant of options to purchase shares. The Company's compensation committee administers the plan and has discretion in determining the employees, directors, independent contractors and advisors who receive awards, the type of awards (stock, incentive stock options or non-qualified stock options) granted, and the term, vesting and exercise prices. The exercise price for the options may be paid in cash or in shares of the Company's common stock that have been outstanding for more than six months, which shares are valued at their fair value on the exercise date. In the event of a change in control (as defined), all restrictions on awards issued under the 2000 Plan will lapse and unexercised options will become fully vested.

During 2001, the Company granted options to purchase 439,451 shares of common stock to employees under the 2000 Plan. The options are exercisable at $1.01 to $1.91 per share, vested during 2001 and are generally exercisable through June 2004. The Company also granted options that were not under the 2000 Plan to employees and directors to purchase 950,000 shares of common stock. The options vested over a one-year period from the date granted and are exercisable at $0.26 per share through 2011.

On January 7, 2002, the Company offered to exchange all options held by current employees, directors, independent sales representatives and key consultants to purchase shares of the Company's common stock with an exercise price per share of $1.50 or more for new options to be granted under the Company's 2000 Plan on or promptly after the first trading day that was at least six months and one day after the date the tendered options were accepted for exchange and cancelled. As a result of the tender offer, options to purchase 1,367,855 shares of common stock exercisable from $1.51 to $9.60 per share were cancelled during January 2002.

During the year ended December 31, 2002, the Company granted options to purchase 1,534,748 shares of common stock to certain officers and employees of the Company pursuant to the 2000 Plan, including 1,367,855 granted in accordance with the tender offer. These options vested on the dates granted. The related exercise prices range from $0.37 to $1.54 per share. The options are exercisable through 2012.

In accordance with FASB Interpretation No. 44, the Company indirectly reduced the exercise price of 736,703 fixed options by canceling options in January 2002 in connection with the tender offer and by granting options to the same persons at lower exercise prices on December 31, 2001. As a result, the options have been accounted for as variable options.

On December 31, 2001, officers (and a related entity owned by a director to whom an officer assigned 300,000 options), directors and a non-employee consultant exercised options to purchase 950,000 shares of common stock (including 636,578 variable options) at $0.26 per share under the terms of options granted on December 31, 2001, by payment of $26,000 in February 2002 and by issuing $221,000 of 5% full-recourse promissory notes to the Company. Principal and accrued interest on the promissory notes are due on December 31, 2005. In addition to the shares purchased with the notes, the notes are secured by 637,500 shares of common stock that have been held by the officers or the related entity for more than six months and by other assets. Inasmuch as the security for the notes is for the full amount of the notes and the officers and the related entity have sufficient assets or other means beyond the shares purchased to justify the recourse nature of the notes, the legal form of the recourse notes arrangement has been respected for accounting purposes and the options were considered to have been exercised. The options exercised on December 31, 2001 included the early exercise of 400,000 unvested options. The common shares issued upon the early exercise were subject to contingent repurchase call options held by the Company that lapsed when the options vested on December 31, 2002.

Outstanding Stock Options and Warrants

A summary of stock option and warrant activity for the years ended December 31, 2002 and 2001 is as follows:

                                            Options and  Exercise Price Weighted-Average
                                              Warrants        Range      Exercise Price
                                            ------------ -------------- ----------------
Balance, December 31, 2000                    2,976,560  $1.00 - 16.00            $5.53
 Granted                                      2,015,345     0.20- 1.91             0.58
 Exercised                                     (950,000)    0.26- 0.26             0.26
 Forfeited                                      (86,483)    1.01- 9.60             3.35
 Expired                                       (605,337)   1.01- 12.80             4.50
                                            ------------
Balance, December 31, 2001                    3,350,085    0.20- 16.00             4.24
 Granted                                      1,534,748     0.37- 1.55             0.38
 Exercised                                      (38,773)    0.37- 1.01             0.62
 Forfeited                                      (46,663)    0.26- 1.48             0.30
 Expired                                     (1,734,740)   0.37- 16.00             4.55
                                            ------------
Balance, December 31, 2002                    3,064,657   $0.20- 12.80             2.26
                                            ============
Exercisable, December 31, 2002                3,064,657   $0.20- 12.80             2.26
                                            ============                ================
Weighted-average fair value of options granted during the year ended
  December 31, 2001                                                               $0.35
                                                                        ================
Weighted-average fair value of options granted during the year ended
  December 31, 2002                                                               $0.38
                                                                        ================

The fair value of stock options was determined at the grant dates using the Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended December 31, 2002 and 2001, respectively: risk-free interest rate of 4.5 and 5.3 percent, dividend yield of 0 and 0 percent, volatility of 163 and 105 percent, and expected lives of 10.1 and 3.2 years. A summary of stock option and warrant grants with exercise prices less than, equal to or greater than the estimated market value on the date of grant during the years ended December 31, 2002 and 2001 is as follows:


                                                                  Weighted-Average
                                       Options and   Weighted-     Fair Value of
                                        Warrants       Average      Options and
                                         Granted   Exercise Price     Warrants
                                       ----------- -------------- ----------------
Year Ended - December 31, 2002:
-------------------------------
 Grants with exercise prices equal to
  estimated market value                1,531,800          $0.38            $0.37
 Grants with exercise price greater
  than estimated market value               2,948           0.91             0.89

Year Ended - December 31, 2001:
-------------------------------
 Grants with exercise price less than
  estimated market value                    3,207          $0.20            $0.21
 Grants with exercise prices equal to
  estimated market value                1,807,200           0.54             0.32
 Grants with exercise price greater
  than estimated market value             204,938           0.96             0.57


A summary of the options and warrants outstanding and exercisable as of December 31, 2002 follows:


                                Weighted-
                                  Average    Weighted-               Weighted-
                                 Remaining     Average                 Average
   Range of        Number       Contractual   Exercise    Number     Exercise
 Exercise Prices  Outstanding       Life        Price    Exercisable    Price
--------------------------------------------------------------------------------

   $0.20 - 0.36       524,649    7.0 years        $0.26     524,649       $0.26
    0.37 - 0.39     1,485,079    9.6 years         0.37   1,485,079        0.37
    0.90 - 1.91       188,643    2.0 years         1.10     188,643        1.10
    4.00 - 6.60       359,614    0.6 years         4.48     359,614        4.48
    7.80 -12.80       506,672    1.3 years         8.69     506,672        8.69
                --------------                          ------------
   $0.20 -12.80     3,064,657    6.2 years        $2.26   3,064,657       $2.26
                ==============                          ============

NOTE 9 -- SEGMENT AND GEOGRAPHIC INFORMATION

The Company has determined that it does not have any separately reportable operating segments. Revenues attributed to individual countries based on the location of sales to unaffiliated customers for the years ended December 31, 2002 and 2001 are as follows:

                                          Year Ended December 31,
                                       ----------------------------
                                            2002            2001
                                       ------------  --------------

 United States                          $2,326,505      $3,032,797
 Other Countries                            78,186          76,226
                                       ------------  --------------

 Total Revenue                          $2,404,691      $3,109,023
                                       ============  ==============

NOTE 10 -- CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS

The Company's historical revenues and receivables have been derived solely from the lodging industry. The Company offers credit terms on the sale of its eRoomServ refreshment centers and in connection with its revenue-sharing contracts. The Company performs ongoing credit evaluations of its customers' financial condition and does not require collateral from its customers. The Company maintains an allowance for uncollectible accounts receivable based upon the expected collectability of all accounts receivable.

During the year ended December 31, 2002, revenues from one customer accounted for 36% of total revenues. During the year ended December 31, 2001, revenues from four customers accounted for 59% percent of total revenues.

NOTE 11 - SUBSEQUENT EVENTS

Subsequent to December 31, 2002, the Company received proceeds of the remaining $120,500 available under the terms of the 2002 convertible note payable to a stockholder discussed in Note 3.

On July 31, 2002, the Company was notified by Nasdaq that its common stock had failed to meet the minimum bid price requirement of $1.00 as required by the continued listing rules of the Nasdaq SmallCap Market. These rules provide that a company whose securities fall below the minimum bid price or the minimum public float requirements for 30 consecutive business days is given a 180-day grace period to regain compliance. A company may demonstrate compliance by meeting the applicable standard for a minimum of 10 consecutive business days. If a company fails to regain compliance within the applicable timeframe, that company is subject to delisting. On January 28, 2003, the Company was notified by Nasdaq that it had failed to meet the applicable standard of trading at or above $1.00 per share for ten consecutive business days. The Company was also notified that its common stock would be delisted from Nasdaq on February 6, 2003, unless it requested a hearing. On February 4, 2003, the Company requested a hearing with the Nasdaq Listing Qualifications Panel. The hearing took place on March 13, 2003. The Company anticipates receiving a written ruling from the Qualifications Panel on or before April 13, 2003.

In February 2003, Messrs. Ashton, Hardt, Flegel, Prehn and Savas converted their outstanding fees, relating to board, compensation and audit committee participation, into 18,321, 10,870, 15,821, 22,619 and 15,821 shares of common stock. The conversions were made at $0.18 to $0.23 per share and each were out-of-the-money.

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

         DIRECTORS AND EXECUTIVE OFFICERS

Name                   Age     Position
----                   ---     --------
David S. Harkness      37      President, Chief Executive Officer and Chairman of the Board
Derek K. Ellis         34      Chief Financial Officer and Treasurer
Gregory L. Hrncir      36      Chief Operating Officer and Secretary
Dr. Alan C. Ashton     60      Director
John J. Prehn          42      Director
Herbert A. Hardt       60      Director
James C. Savas         42      Director

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

     Derek K. Ellis has served as our chief financial officer and treasurer since August 1999. From December 2000 to March 2001, Mr. Ellis served as our secretary. Mr. Ellis also serves as chief financial officer, treasurer and secretary of eRoomSystem Services, Inc., as chief financial officer, treasurer, secretary and as a director of RSi BRE, Inc., and chief financial officer, treasurer and as a director of eRoomSystem SPE, Inc. In addition to his employment with us, Mr. Ellis served as vice president of finance for John Laing Homes from October 2001 to July 2002. From 1995 to 1997, Mr. Ellis served as the director of finance for IVY International Communications, Inc., Provo, Utah, formerly a division of Novell/WordPerfect. Mr. Ellis received his Bachelor of Science in Finance from the University of Utah.

     Gregory L. Hrncir has served as our chief operating officer since 2002, and as our secretary and general counsel since September 1999, excluding the period December 2000 to March 2001. Mr. Hrncir also serves as secretary of eRoomSystem Services, Inc., RSi BRE, Inc. and eRoomSystem SPE, Inc., and as a director of eRoomSystem Services, Inc. In 1999, Mr. Hrncir served as general counsel and secretary for PayStation America, Inc. Previously, Mr. Hrncir worked in private practice from 1994 through 1998, specializing in securities matters. Mr. Hrncir represented us from 1996 to 1998. Mr. Hrncir received his Bachelor of Science from Arizona State University and his Juris Doctor from Whittier College School of Law. Mr. Hrncir is a member of the Arizona and California State bars.

     Dr. Alan C. Ashton has served as one of our directors since August 2000. Dr. Ashton is also the principal member of Ash Capital, LLC. Dr. Ashton is the co-founder of WordPerfect Corporation, Orem, Utah. Dr. Ashton received a Bachelor of Science in Mathematics and a Ph.D. in Computer Science from the University of Utah. Dr. Ashton is a former computer science professor at Brigham Young University. Dr. Ashton has served on several company boards and is currently a director of Deseret Book Company, NextPage and Thanksgiving Point and appointed to the Utah Business and Economic Development Group.

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

     Herbert A. Hardt has served as one of our directors since June 13, 2002. Mr. Hardt is a co-founder and principal of Monness, Crespi, Hardt & Co., Inc. Prior to co-founding Monness, Crespi, Hardt & Co., Inc. in 1979, Mr. Hardt served as vice president of Fidelity Management and Research Bermuda from 1971 to 1978. Mr. Hardt received his Bachelor of Science in Engineering from Harvard College in 1965 and his Master of Business Administration from Harvard University in 1971.

     James C. Savas has served as one of our directors since June 13, 2002. For more than seven years, Mr. Savas has been a member of Savas Greene & Company, LLC, an accounting and business consulting firm located in Salt Lake City, Utah. From 1988 to 1995, Mr. Savas was a tax accountant for Price Waterhouse. Since April 1999, Mr. Savas has also served as co-manager of Providence Management, LLC, which is manager of Ash Capital, LLC, an investment company controlled by Dr. Alan C. Ashton. Mr. Savas also serves on the boards of Bullfrog Spas International and Vortex Products, both privately-held companies. Mr. Savas received his Bachelor of Science in Accounting from the University of Utah.

     COMMITTEES OF THE BOARD OF DIRECTORS

     Our board has authorized two standing committees, an audit committee and a compensation committee.

     Audit Committee. The audit committee, which was formed on August 18, 2000, is comprised of Messrs. Prehn and Savas. The chairman of the audit committee is Mr. Prehn. The audit committee met four times during the fiscal year ended December 31, 2002. The audit committee has the responsibility to:

     --   recommend the firm that will serve as our independent public accountants;
     -- review the scope and results of the audit and services provided by the independent public accountants;
     -- meet with our financial staff to review accounting procedures and policies and internal controls; and
     --   perform the other responsibilities set forth in its written charter.

     The audit committee is comprised exclusively of directors who are not our salaried employees and a majority of who are, in the opinion of our board, free from any relationship which would interfere with the exercise of independent judgment as a committee member.

     Compensation Committee. The compensation committee, which was formed on August 18, 2000, is comprised of Messrs. Ashton and Prehn. The compensation committee met two times during the fiscal year ended December 31, 2002. In general, the compensation committee's authority and oversight extends to total compensation, including base salaries, bonuses, stock options, and other forms of compensation. More specifically, the compensation committee has the responsibility to:

     --   recommend executive compensation policy to our board;
     --   determine compensation of our senior executives;
     --   determine the performance criteria and bonuses to be granted; and
     --   administer and approve stock option grants.

     In recommending executive compensation, the compensation committee has the responsibility to ensure that the compensation program for executives of eRoomSystem Technologies is effective in attracting and retaining key officers, links pay to business strategy and performance, and is administered in a fair and equitable fashion in the stockholder's interest.

     BOARD OF DIRECTORS MEETINGS

     Our board generally meets monthly, and during the fiscal year ended December 31, 2002, our board held nine meetings. All of the incumbent directors attended at least 80% of the total number of meetings of the board held during the period for which they have been a director, and the total number of the meetings held by all committees of our board on which they served.

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

     COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The compensation of executive officers is established by our board pursuant to recommendations from the compensation committee. No member of our compensation committee will serve as a member of a board of directors or compensation committee of any entity that has one or more of its executive officers serving as a member of our board or compensation committee. However, David S. Harkness, our president, chief executive officer and chairman of the board, is a co-manager and fifty percent owner of Providence Management, the manager of Ash Capital, and Dr. Alan C. Ashton, a director and member of our compensation committee, is the principal member of Ash Capital.

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

     To our knowledge, based solely on review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2002.

ITEM 10. EXECUTIVE COMPENSATION.

     SUMMARY COMPENSATION TABLE

     The following table sets forth summary information concerning the total remuneration paid or accrued by eRoomSystem Technologies, to or on behalf of our chief executive officer and our executive officers whose total annual salary exceeded $100,000 during the fiscal years ended December 31, 2002, 2001 and 2000. In accordance with the rules of the Commission, the compensation described in this table does not include perquisites and other personal benefits received by the executive officers named in the table below which does not exceed the lesser of $50,000 or 10% of the total salary and bonus reported for the executive officers.


                                                              Long-Term
                                   Annual Compensation        Compensation
                             --------------------------------
                                                              Securities
Name and Principal                                            Underlying     Other
 Position                     Year      Salary       Bonus    Options/Sirs   Compensation
--------------------------   ------- ------------- ---------- -------------- -------------
David S. Harkness,             2002      $132,654         $0        250,000       $17,346
President, Chief Executive     2001      $153,512         $0        300,000            $0
 Officer and Chairman          2000        $4,932         $0        250,000            $0

Derek K. Ellis,                2002       $77,799         $0        257,427        $8,211
Chief Financial Officer        2001      $119,943    $81,582        175,000            $0
 and Treasurer                 2000      $119,021         $0        157,427            $0

Gregory L. Hrncir,             2002      $124,000         $0        221,478        $6,000
Chief Operating Officer        2001      $119,674         $0        325,000       $69,466
 and Secretary                 2000      $103,959         $0        121,578       $22,930

     During the twelve months ended December 31, 2002, Messrs. Harkness, Ellis and Hrncir deferred $17,346, $8,211 and $6,000 in salary, respectively, which amounts are reflected in 2002 under "Other Compensation". The annual compensation paid to Mr. Ellis in 2002 reflects the amendment of his executive employment agreement to reflect, among other things, the reduced time commitment of Mr. Ellis and the reduced base salary from $132,500 to $42,000 for the period October 1, 2001 to June 30, 2002. As of July 1, 2002, Mr. Ellis received a salary of $130,000 per annum, less salary voluntarily deferred. The amounts paid to Mr. Hrncir under "Other Compensation" in 2000 and 2001 reflect payments pursuant to a consulting agreement and severance agreement with Mr. Hrncir.

     All of the options to purchase common stock issued to Messrs. Harkness, Ellis and Hrncir in 2002 relate to options tendered in January 2002 and reissued in July 2002 pursuant to our stock option exchange program.

     2000 STOCK OPTION AND INCENTIVE PLAN

     The 2000 Stock Option and Incentive Plan, or the 2000 Plan, was adopted by our board on February 3, 2000 and approved by our stockholders on March 29, 2000. The 2000 Plan was last amended by our stockholders on May 7, 2001 when the shares of common stock authorized under the 2000 Plan were increased from 2,000,000 shares to 2,400,000 shares, and thereafter amended on July 29, 2002 by our stockholders effectively increasing the number of shares issuable hereunder to 2,700,000. The 2000 Plan provides us with the vehicle to grant to employees, officers, directors and consultants stock options and bonuses in the form of stock and options. Under the 2000 Plan, we can grant awards for the purchase of up to 2,700,000 shares of common stock in the aggregate, including "incentive stock options" within the meaning of Section 422 of the United States Internal Revenue Code of 1986 and non-qualified stock options. As of March 18, 2002, we have issued options to purchase 2,283,921 shares of our common stock under the 2000 Plan.

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

     OPTION/SAR GRANTS IN LAST FISCAL YEAR

     The following table sets forth information regarding grants of stock options during the fiscal year ended December 31, 2002 made to our executive officers. The percentages below are based upon the grant of stock options during the fiscal year ended December 31, 2002 to purchase 1,534,748 shares of our common stock. With respect to the stock options granted during the fiscal year ended December 31, 2002, all such stock options were issued pursuant to the 2000 Plan and 1,367,855 of which relate to options tendered in January 2002 and reissued in July 2002 pursuant to our stock option exchange program.

Individual Grants
-------------------------------------------------------------------------------------------
                     Number of         Percent of Total
                      Securities        Options/Sirs
                      Underlying        Granted to       Exercise or
                      Options/Sirs      Employees in      Base Price
Name                  Granted           Fiscal Year       ($/Share)      Expiration Date
-------------------  ----------------  ----------------- --------------  ------------------
David S. Harkness        250,000            16.33%           $0.37         July 23, 2012
Derek K. Ellis           257,427            16.81%           $0.37         July 23, 2012
Gregory L. Hrncir        221,875            14.49%           $0.37         July 23, 2012
-------------------  ----------------  -----------------
Total                    729,302            47.63%
-------------------  ----------------  -----------------

     All of the options to purchase shares of our common stock issued to Messrs. Harkness, Ellis and Hrncir in 2002 were issued pursuant to our stock option exchange program.

     AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END
            OPTION/SAR VALUES

     The following table sets forth information related to the exercise of stock options by Messrs. Harness, Ellis and Hrncir and information related to the fiscal year-end value of unexercised stock options held by our named executive officers. We have not issued any stock appreciation rights.

                                              Number of Securities
                                              Underlying Unexercised     Value of Unexercised in-
                   Shares        Value        Options/SARs at Fiscal     the-Money Options/SARs at
                   Acquired on   Realized     Year-End                   Fiscal Year-End
Name               Exercise (#)  ($)          Exercisable/Unexercisable  Exercisable/Unexercisable
-----------------  ------------- ----------  --------------------------- --------------------------
David S. Harkness           N/A        N/A          250,000         N/A         0              N/A
Derek K. Ellis              N/A        N/A          257,427         N/A         0              N/A
Gregory L. Hrncir           N/A        N/A          221,575         N/A         0              N/A

     EMPLOYMENT AGREEMENTS

     The employment agreements of each of Messrs. Harkness, Ellis and Hrncir expired on December 31, 2002. As of March 18, 2003, new employment agreements have not been executed with any of the members of management.

     On January 24, 2001, we terminated for cause the second amended and restated executive employment agreement of Steven L. Sunyich and his employment with us. The employment agreement was entered into on July 12, 2000. In September 2002, the terminated employment contract was settled pursuant to arbitration. The arbiter ruled that Mr. Sunyich had breached the terms of the contract and awarded us $47,500 in punitive damages. See "Item 3. Legal Proceedings."

     REPORT ON REPRICING OF OPTIONS/SARS

     During the fiscal year ended December 31, 2002, we conducted a stock option exchange program whereby the holders of eligible stock options were allowed to surrender their stock options in exchange for the issuance of new stock options at least six months and one day after the we accepted the surrendered stock options for cancellation, i.e., on or following July 22, 2002. Eligible stock options were those stock options issued under the 2000 Plan to current employees, directors, independent sales representatives and consultants with an exercise price of $1.50 or more.

     As part of the stock option exchange program, Messrs. Harkness, Ellis and Hrncir surrendered stock options to purchase 250,000 shares, 257,427 shares and 221,575 shares, respectively. Of the stock options to purchase 1,367,855 shares of common stock eligible for surrender, holders of eligible stock options surrendered stock options to purchase all 1,367,855 shares of common stock. On July 23, 2002, we reissued options to purchase 1,366,102 shares of common stock exercisable at $0.37 per share through July 23, 2012.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table is a list of the beneficial ownership of common stock as of March 18, 2003 of (i) all persons who beneficially owned more than 5% of our outstanding common stock, (ii) all directors, (iii) all executive officers and (iv) all directors and executive officers as a group, according to record-ownership listings as of that date, according to the Forms 3, 4 and 5 and Schedules 13D and 13G, of which we have received copies, and according to verification as of March 18, 2003 which we have solicited and received from each director and executive officer. The beneficial ownership is calculated based on 10,983,933 shares of common stock outstanding as of March 18, 2003. Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities and, accordingly, includes shares issuable upon exercise of options that are exercisable or become exercisable within 60 days of March 18, 2003.

     Unless otherwise indicated, the persons identified in this table have sole voting and sole investment power with regard to the shares beneficially owned with the following address, c/o eRoomSystem Technologies, Inc., 106 East 13200 South, Draper, UT 84020-8954.

                                                              Amount and Nature of  Percent of
Executive Officer or Director                                 Beneficial Ownership  Class
------------------------------------------------------------ ---------------------  ----------
Dr. Alan C. Ashton                                                    1,714,270(1)      15.61%
James C. Savas                                                        1,458,462(2)      13.28%
David S. Harkness                                                     1,381,766(3)      12.58%
Herbert A. Hardt                                                        485,821(4)       4.42%
Gregory L. Hrncir                                                       469,075(5)       4.27%
Derek K. Ellis                                                          344,983(6)       3.14%
John J. Prehn                                                           284,977(7)       2.59%
Executive Officers and Directors, as a group (7 individuals)            2,433,988       22.16%

Stockholders with Beneficial Ownership of 5% or More
------------------------------------------------------------
James C. Savas                                                        1,458,462(2)      13.28%
Ash Capital, LLC                                                      1,345,949(8)      12.25%
Peter S. Lynch                                                          880,230(9)       8.01%
Steven L. Sunyich                                                      832,920(10)       7.58%

__________________

     (1) Reflects the direct ownership of 43,321 shares of common stock and the beneficial ownership of 1,500,636 shares of common stock. Of the 1,500,636 shares of common stock, 300,000 shares of common stock are held by AK Holding Company, LLC, an entity affiliated with Dr. Ashton, and 1,200,636 shares of common stock are held by Ash Capital, LLC, an entity for which Dr. Ashton is the principal member. In addition, Ash Capital, LLC holds options to purchase 145,313 shares of common stock, and Dr. Ashton holds options to purchase 25,000 shares of common stock.

     (2) Reflects the direct ownership of 48,321 shares of common stock and options to purchase 30,000 shares of common stock, the beneficial ownership of 19,231 shares of common stock and an option to purchase 14,961 shares of common stock held by Providence Management, LLC, an entity for which Mr. Savas is co-manager and 50% owner, and the beneficial ownership of 1,200,636 shares of common stock and an option to purchase 145,313 shares of common stock held by Ash Capital, LLC, an entity for which Providence Management, LLC is manager and holds a 20% profits interest. Mr. Savas disclaims any beneficial ownership of the shares of common stock and options to purchase shares of common stock beneficially owned as a result of his affiliation with Ash Capital, LLC.

     (3) Reflects the direct ownership of 1,625 shares of common stock, the beneficial ownership of 19,231 shares of common stock and an option to purchase 14,961 shares of common stock held by Providence Management, LLC, an entity for which Mr. Harkness is co-manager and 50% owner, and the beneficial ownership of 1,200,636 shares of common stock and an option to purchase 145,313 shares of common stock held by Ash Capital, LLC, an entity for which Providence Management, LLC is manager and holds a 20% profits interest. Mr. Harkness disclaims any beneficial ownership of the shares of common stock and options to purchase shares of common stock beneficially owned as a result of his affiliation with Ash Capital, LLC.

     (4) Reflects the direct ownership of 265,821 shares of common stock and options to purchase 30,000 shares of common stock, and the beneficial ownership of options to purchase 190,000 shares of common stock held by Monness, Crespi & Hardt, an entity of which Mr. Hardt is a principal.

     (5) Reflects the direct ownership of 247,500 shares of common stock and options to purchase 221,575 shares of common stock.

     (6) Reflects the direct ownership of 87,556 shares of common stock and options to purchase 257,427 shares of common stock.

     (7) Reflects the direct ownership of 244,927 shares of common stock and options to purchase 40,000 shares of common stock.

     (8) Reflects the direct ownership of 1,200,636 shares of common stock and an option to purchase 145,313 shares of common stock.

     (9) Reflects the beneficial ownership of 880,230 shares of common stock, as reported on Schedule 13G/A filed with the Commission on February 14, 2003.

     (10) Reflects the direct ownership of 206,889 shares of common stock, the beneficial ownership of 3,750 shares of common stock held by his spouse, the beneficial ownership of 270,564 shares of common stock held by trusts for which he acts as trustee and options to purchase 351,717 shares of common stock, where such information is based solely upon the last Schedule 13D filed by Mr. Sunyich on September 8, 2000.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     TRANSACTIONS INVOLVING ASH CAPITAL, LLC

     On August 17, 1999, we entered into an agreement of understanding with Ash Capital in connection with the purchase by Ash Capital of 333,334 shares of our Series B convertible preferred stock at a price of $3.00 per share. In addition, this agreement provided Ash Capital with representation on our board and options to purchase 70,313 shares of our common stock at $4.80 per share and 56,250 shares of our common stock at $8.80 per share. The agreement of understanding was later amended by an agreement which increased the amount of our shares of Series B convertible preferred stock to be purchased as follows: Ash Capital - 333,334 shares; C&W/RSI Partners - 133,334 shares; SKM Investments, LLC - 133,334 shares; and Thunder Mountain Properties LC - 83,334 shares. Pursuant to this amendment and until the closing of our initial public offering, we agreed to deliver monthly and annual financial statements, make adjustments for business combinations and capital-related transactions, and issue additional shares of our preferred stock to the extent that we sell shares of our common stock, or its equivalents, for less than $3.00 per share. In addition, the shares of Series B convertible preferred stock purchased by these investors possessed the same rights as other shares of our Series B convertible preferred stock. Upon the consummation of our initial public offering on August 9, 2000, Mr. Ashton became a member of our board and all shares of our Series B convertible preferred stock were converted into shares of common stock upon the closing of our initial public offering.

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

     As of December 31, 2001, we entered into a two-year consulting agreement with Ash Capital where Ash Capital shall provide financial advice on changes in our corporate structure, structuring securities offerings in private and public transactions through the issuance of debt and/or equity securities and alternative uses of corporate assets, provide strategic advice on federal and state tax issues and use of our net operating losses, and assist in the marketing of our products, including strategic business development through corporate-owned hotel chains, property management companies, design, architecture and construction firms, further development and refinement of marketing tools, programs, materials and promotions and assistance in the development of advertising and sponsorship programs with regional and national companies. In consideration for the services to be provided by Ash Capital, we have issued an option to purchase 250,000 shares of common stock at an exercise price of $0.26 per share and have agreed to reimburse Ash Capital for its reasonable out-of-pocket expenses where such expenses are not to exceed $1,000 per month without our prior written consent. The agreement also provides that Ash Capital shall hold in strict confidence and shall not disclose any of our non-public information and shall not engage in any aspect of our business anywhere in the United States or in any nation in which we have conducted any business.

     On November 8, 2002, the Company entered into a promissory note with Ash Capital LLC for proceeds of up to $322,500. The note bears interest at 8%. The principal and interest are due on the earlier of (i) November 8, 2003, (ii) a default under the promissory note, (iii) five days after the date of any breach by the Company of any agreement with Ash Capital or any affiliate of Ash Capital, unless the promissory note has been converted. All past due amounts and accrued interest thereon shall bear interest at 18%.

     At any time, Ash Capital has the right to convert the principal and accrued interest into Series D Preferred Stock at $0.90 per share. Each share of the Series D Preferred Stock is convertible into six shares of common stock, at $0.15 per share on a common share equivalent basis. If the conversion date is after November 8, 2003, and the Series D Preferred Stock has not been authorized by all requisite corporate action, the promissory note can be converted into 17.8% of the authorized capital stock or such lesser amount representing 17.8% of the issued and outstanding shares of the capital stock of the Company calculated on a fully diluted basis if the Company provides a covenant not to increase the issued and outstanding shares of capital stock of the Company (or securities convertible thereto) without prior consent of Ash Capital which shall not be unreasonably withheld.

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

     Pursuant to the equipment transfer agreement, we formed a bankruptcy-remote entity, RSi BRE, Inc., transferred ownership of 2,270 eRoomServ refreshment centers to RSi BRE, Inc., and granted RSG Investments the right to receive $0.57 per eRoomServ refreshment center per day of the revenue realized from 2,270 of the eRoomServ refreshment centers. As part of the settlement, the RSi BRE, Inc. board of directors was to consist of three individuals, a representative of eRoomSystem Technologies, a representative of RSG Investments and a third independent director. In addition, we paid $250,000 to RSG Investments, converted $500,000 of our obligation to RSG Investments into 166,667 shares of our Series B convertible preferred stock and executed a promissory note in the principal amount of $750,000 bearing an interest rate of 10% per annum. Pursuant to this settlement, RSG Investments terminated the security interest granted under the original obligation and received a security interest in all of the assets of RSi BRE, Inc.

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

     FINANCIAL ADVISORY AGREEMENT WITH MONNESS, CRESPI & HARDT

     On December 31, 2001, we entered into a financial advisory agreement with Monness, Crespi & Hardt, or MCH. Herbert A. Hardt is a principal of MCH and was appointed to our board of directors in June 2002. The agreement provides that MCH will assist us in structuring and/or placing debt or equity securities in private or public transactions, and advise us on mergers, acquisitions and strategic partnerships. In consideration, MCH was issued a warrant to purchase 100,000 shares of common stock exercisable at $0.26 per share.

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

     (b) Reports on Form 8-K

     On February 12, 2003, we filed a Form 8-K under Item 6, "Other Events," reporting that Lawrence S. Schroeder resigned from the Board of Directors, Audit Committee and Compensation Committee.

     On January 2, 2003, we filed a Form 8-K under Item 6, "Other Events," reporting that S. Leslie Flegel resigned from the Board of Directors and Audit Committee, and that Dr. Alan C. Ashton resigned from the Audit Committee.

     On November 15, 2002, we filed a Form 8-K under Item 5, "Other Events," reporting that we entered into a credit facility with our largest shareholder whereby we can borrow up to $322,500 under an 8% secured one-year convertible promissory note. In addition, we reported that we entered into a Stock Purchase Agreement with our largest stockholder for the issuance of up to 2,777,778 shares of Series D Convertible Preferred Stock for gross proceeds of up to $2,500,000 at $0.90 per share.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        eROOMSYSTEM TECHNOLOGIES, INC.


                        By:   /s/ David S. Harkness
                              -----------------------------------------------
                              David S. Harkness
                        Its:  President, Chief Executive Officer and Chairman

                        Date: March 31, 2003

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURE                  TITLE                                                 DATE

/s/ David S. Harkness
---------------------      President, Chief Executive Officer and Chairman  March 31, 2003
David S. Harkness          (Principal Executive Officer)

/s/ Derek K. Ellis
------------------         Chief Financial Officer and Treasurer            March 31, 2003
Derek K. Ellis             (Principal Financial and Accounting Officer)


/s/ Gregory L. Hrncir      Chief Operating Officer and Secretary            March 31, 2003
-------------------------
Gregory L. Hrncir


/s/ Dr. Alan C. Ashton     Director                                         March 31, 2003
-------------------------
Dr. Alan C. Ashton


/s/ John J. Prehn          Director                                         March 31, 2003
-------------------------
John J. Prehn


/s/ Herbert A. Hardt       Director                                         March 31, 2003
-------------------------
Herbert A. Hardt


/s/ James C. Savas         Director                                         March 31, 2003
-------------------------
James C. Savas

                         eROOMSYSTEM TECHNOLOGIES, INC.

                            CERTIFICATION PURSUANT TO

                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, David S. Harkness, Chief Executive Officer, President and Chairman of eRoomSystem Technologies, Inc., certify that:

     1. I have reviewed this annual report on Form 10-KSB of eRoomSystem Technologies, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during this period in which the annual report is being prepared;

        b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

        c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



By: /s/ David S. Harkness  President, Chief Executive Officer and Chairman   March 31, 2003
-------------------------- (Principal Executive Officer)
David S. Harkness

                         eROOMSYSTEM TECHNOLOGIES, INC.

                            CERTIFICATION PURSUANT TO

                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Derek K. Ellis, Chief Financial Officer and Treasurer of eRoomSystem Technologies, Inc., certify:

     1. I have reviewed this annual report on Form 10-KSB of eRoomSystem Technologies, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


        a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during this period in which the annual report is being prepared;

        b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

        c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


By: /s/ Derek K. Ellis  Chief Financial Officer and Treasurer         March 31, 2003
----------------------  (Principal Financial and Accounting Officer)
Derek K. Ellis

                                 EXHIBIT INDEX


EXHIBIT
 NUMBER DOCUMENT NAME                                                                        PAGE
------- -------------                                                                        ----
   1.01 Form of Underwriting Agreement relating to the registrant's initial public offering
        that closed on August 9, 2000                                                         (3)

   2.01 Agreement and Plan of Reorganization by and between RoomSystems International
        Corporation and RoomSystems, Inc. dated December 31, 1999                             (1)

   2.02 Transfer Pricing Agreement by and between RoomSystems International Corporation and
        RoomSystems, Inc. dated December 31, 1999                                             (1)

   3.01 Amendment and Restatement of Articles of Incorporation                                (1)

   3.02 Certificate of Correction dated May 30, 2000                                          (2)

   3.03 Amended and Restated Certificate of Designation, Preferences, Rights and Limitation
        of Series A convertible preferred stock                                               (1)

   3.04 Amended and Restated Certificate of Designation, Preferences, Rights and Limitation
        of Series B convertible preferred stock                                               (1)

   3.05 Certificate of Designation, Preferences, Rights and Limitation of Series C
        convertible preferred stock                                                           (1)

   3.06 Amended and Restated Bylaws                                                           (2)

   3.07 Second Amendment and Restatement of Articles of Incorporation                         (3)

   3.08 Second Amended and Restated Bylaws                                                    (3)

   4.01 Form of Common Stock Certificate                                                      (1)

   4.02 Form of Certificate for Series A convertible preferred stock                          (1)

   4.03 Form of Certificate for Series B convertible preferred stock                          (1)

   4.04 Form of Certificate for Series C convertible preferred stock                          (1)

  10.01 Amended and Restated 2000 Stock Option and Incentive Plan                             (2)

  10.02 Lease Agreement by and between RoomSystems Finance Corporation and 3770 Howard Hughes
        Parkway Associates Limited Partnership dated October 8, 1997                          (1)

  10.02A Exhibits to Lease Agreement by and between RoomSystems Finance Corporation and 3770
         Howard Hughes Parkway Associates Limited Partnership dated October 8, 1997           (2)

  10.03  Lease Agreement by and between RoomSystems, Inc. and Pam Joy Realty, Inc. dated
         October 10, 1997                                                                     (2)

  10.04  Master Corporate Agreement by and between Innco Corporation and RoomSystems, Inc.
         dated April 6, 1998                                                                  (1)

 10.04A  Exhibits to Master Corporate Agreement by and between Innco Corporation and
         RoomSystems, Inc. dated April 6, 1998                                                (2)

 10.05   Indemnification Agreement by and between RoomSystems, Inc. and Alan C. Ashton
          dated August 17, 1999                                                               (1)

 10.06   Agreement of Understanding by and between RoomSystems, Inc. and Ash Capital, LLC,
         C&W/RSI Partners, LLC, SKM Investment, LLC and Thunder Mountain Investments, LC
         dated August 17, 1999                                                                (1)

10.06A   Exhibits to Agreement of Understanding by and between RoomSystems, Inc. and Ash
         Capital, LLC, C&W/RSI Partners, LLC, SKM Investment, LLC and Thunder Mountain
         Investments, LC dated August 17, 1999                                                (2)


EXHIBIT
 NUMBER DOCUMENT NAME                                                                        PAGE
------- -------------                                                                        ----

 10.07   First Amendment to Agreement of Understanding by and between RoomSystems, Inc. and
         Ash Capital, LLC, C&W/RSI Partners, LLC, SKM Investment, LLC and Thunder Mountain
         Investments, LC dated September 30, 1999                                             (1)

 10.08   Promissory Note Repurchase Agreement by and between Steven L. Sunyich and
         RoomSystems, Inc. dated September 1, 1999                                            (1)

 10.09   Indemnification Agreement by and between RSi BRE, Inc. and Donnelly Prehn dated
         September 27, 1999                                                                   (1)

 10.10   Equipment Transfer Agreement by and between RoomSystems, Inc., RoomSystems
         International Corporation, RSi BRE, Inc. and RSG Investments, LLC dated September
         28, 1999                                                                             (1)

 10.10A  Exhibits to Equipment Transfer Agreement by and between RoomSystems, Inc.,
         RoomSystems International Corporation, RSi BRE, Inc. and RSG Investments, LLC
         dated September 28, 1999                                                             (2)

 10.11   Amendment to Equipment Transfer Agreement by and between RoomSystems, Inc.,
         RoomSystems International Corporation, RSi BRE, Inc. and RSG Investments, LLC
         dated November 23, 1999                                                              (1)

 10.12   Conversion Agreement by and between Steven L. Sunyich and RoomSystems, Inc. dated
         December 30, 1999                                                                    (1)

 10.13   Loan and Security Agreement by and between RoomSystem Technologies, Inc. and Ash
         Capital, LLC dated February 15, 2000                                                 (1)

 10.13A  Exhibits to Loan and Security Agreement by and between RoomSystem Technologies,
         Inc. and Ash Capital, LLC dated February 15, 2000                                    (2)

 10.14   Letter Agreement by and between eRoomSystem Technologies, Inc. and Hall
         Communications, Inc. dated March 30, 2000                                            (1)

 10.15    Form of Hotel Revenue-Sharing Lease Agreement                                       (2)

 10.16    Form of Noncompetition and Nondisclosure Agreement (Sales)                          (1)

 10.17    Form of Consulting Agreement                                                        (1)

 10.18    Form of Sales Representation Agreement                                              (1)

 10.19    Form of Executive Employment Agreement                                              (1)

 10.20    Form of Offshore Loan Subscription Agreement dated as of April 13, 2000             (1)

 10.21    Form of Secured Subordinated Promissory Note dated as of April 13, 2000             (1)

 10.22    Form of Installation, Co-Maintenance and Software Licensing and Upgrade Agreement   (2)

 10.23    + Master Business Lease Financing Agreement by and among AMRESCO Leasing
          Corporation, eRoomSystem SPE, Inc., RoomSystems, Inc. and eRoomSystem
          Technologies, Inc. dated May 11, 2000                                               (4)

 10.24    Indemnification Agreement by and between eRoomSystem Technologies, Inc. and John
          J. Prehn dated May 31, 2000                                                         (2)

 10.25    Amended and Restated Executive Employment Agreement of Steven L. Sunyich dated
          June 6, 2000                                                                        (2)

 10.26    Second Amended and Restated Executive Employment Agreement of Steven L. Sunyich
          dated July 12, 2000                                                                 (3)

 10.27    Amended and Restated Executive Employment Agreement of Derek K. Ellis dated July
          12, 2000                                                                            (3)



EXHIBIT
 NUMBER DOCUMENT NAME                                                                        PAGE
------- -------------                                                                        ----

 10.28    Executive Employment Agreement of Stephen M. Nelson dated July 12, 2000             (4)

 10.29    Amended and Restated Executive Employment Agreement of Gregory L. Hrncir dated
          July 12, 2000                                                                       (3)

 10.30    Shareholders' Agreement and Proxy by and among Ash Capital, LLC, RoomSystems, Inc.
          and certain stockholders of RoomSystems, Inc. dated August 17, 1999                 (1)

 10.31    Employment Agreement of David S. Harkness dated as of December 20, 2000             (6)

 10.32    Employment Agreement of Stephen M. Nelson dated as of January 29, 2001              (7)

 10.33    Employment Agreement of Derek K. Ellis dated as of January 29, 2001                 (7)

 10.34    Employment Agreement of Gregory L. Hrncir dated as of January 29, 2001              (7)

 10.35    + Amended and Restated Master Business Lease Financing Agreement by and among
          AMRESCO Leasing Corporation, eRoomSystem SPE, Inc., RoomSystems, Inc. and
          eRoomSystem Technologies, Inc. dated February 23, 2001                              (7)

 10.36    Employment Agreement of David S. Harkness dated as of December 31, 2001             (8)

 10.37    Consulting Agreement by and between eRoomSystem Technologies, Inc. and Ash Capital,
          LLC dated as of December 31, 2001                                                   (8)

 10.38    Stock Purchase Agreement by and between eRoomSystem Technologies, Inc. and Ash
          Capital, LLC dated November 8, 2002                                                 (9)

 10.39    Secured Convertible Promissory Note issued in favor of Ash Capital, LLC dated
          November 8, 2002.                                                                   (9)

 16.01    Letter regarding Change in Certifying Accountant                                    (1)

 21.01    List of Subsidiaries                                                                77

  99.1    Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
          (18 U.S.C. Section 1350)                                                            78
---------------------------------------------------------------------------------------------------------------

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

(8) Previously filed as an exhibit to the registrant's Annual Report on Form 10-KSB, as filed with the Commission on April 1, 2002.

(9) Previously filed as an exhibit to the registrant's Quarterly Report on Form 10-QSB, as filed with the Commission on November 14, 2002.


EXHIBIT
 NUMBER DOCUMENT NAME                                                                        PAGE
------- -------------                                                                        ----
   +    Confidential treatment has been granted with respect to certain portions of this agreement, including the exhibits thereto, of which certain portions have been omitted and filed separately with the Commission.