Form 10QSB
period 2003-03-31
EROOMSYSTEM TECHNOLOGIES INC
filed 2003-05-20
CIK 1110361

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)
  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended:  March 31, 2003
                                            --------------

                                       OR
  [] TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from:               to
                                           -------------     -----------------

           Commission file number:       000-31037
                                         ---------

                         eRoomSystem Technologies, Inc.
--------------------------------------------------------------------------------
                     (Exact name of small business issuer as
                            specified in its charter)

              Nevada                           87-0540713
---------------------------------------  -------------------------------------
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

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO []


Applicable Only to Issuers Involved in Bankruptcy Proceedings During the Preceding Five Years

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. YES [] NO []


Applicable Only to Corporate Issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     10,983,933 shares of common stock, $0.001 par value, as of May 15, 2003
--------------------------------------------------------------------------------

Transitional Small Business Disclosure Format (check one):  YES []  NO [X]


                                   FORM 10-QSB

                                TABLE OF CONTENTS


                                                                                                                 PAGE

PART I - FINANCIAL INFORMATION.....................................................................................1
           ITEM 1.  FINANCIAL STATEMENTS...........................................................................1
                     Condensed Consolidated Balance Sheets (Unaudited).............................................1
                     Condensed Consolidated Statements of Operations (Unaudited)...................................3
                     Condensed Consolidated Statements of Cash Flows (Unaudited)...................................4
                     Notes to Condensed Consolidated Financial Statements (Unaudited)..............................5
           ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.........12

PART II - OTHER INFORMATION.........................................................................................

           Item 1.  Legal Proceedings.............................................................................20

           Item 2.  Changes in Securities and Use of Proceeds.....................................................20
           ITEM 3.  DEFAULTS UPON SENIOR SECURITIES...............................................................20
           ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........................................20
           ITEM 5.  OTHER INFORMATION............................................................................ 20
           ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..............................................................20


                                        i

PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.

                eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                     ASSETS


                                                                                     March 31,  December 31,
                                                                                       2003          2002

CURRENT ASSETS
     Cash........................................................................  $  133,603   $   144,359
     Accounts receivable, net of allowance for doubtful accounts of $ 207,111 and
        $169,943 at March 31, 2003 and December 31, 2002, respectively...........     265,303       335,763
     Inventories.................................................................     250,404       253,561
     Prepaid expenses............................................................      53,605       107,085
                                                                                     --------       -------
         Total Current Assets....................................................     702,915       840,768
                                                                                     --------       -------
REFRESHMENT CENTERS IN SERVICE, net of accumulated depreciation of $1,884,656 and $1,717,753 at March 31, 2003 and December 31, 2002
respectively.....................................................................   3,383,797     3,598,154
                                                                                    ---------     ---------
PROPERTY AND EQUIPMENT
     Production equipment........................................................      93,460        93,460
     Computer equipment..........................................................      74,203        74,203
     Vehicles and other..........................................................      65,795        65,795
                                                                                     --------     ---------
                                                                                      233,458       233,458
     Less accumulated depreciation and amortization..............................    (128,557)     (112,357)
                                                                                     --------     ---------
         Net Property and Equipment..............................................     104,901       121,101
                                                                                     --------     ---------

DEPOSITS.........................................................................      73,688        75,688
                                                                                     --------     ---------
Total Assets.....................................................................  $4,265,301   $ 4,635,711
                                                                                    =========     =========

See accompanying notes to condensed consolidated financial statements (unaudited).


                 eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (CONTINUED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                                                    March 31,   December 31,
                                                                                      2003          2002
                                                                                    ---------   -----------
CURRENT LIABILITIES
     Notes payable and current portion of long-term debt......................  $    495,287   $    407,117
     Current portion of capital lease obligations.............................         4,486          5,666
     Accounts payable.........................................................       537,732        562,277
     Accrued liabilities......................................................       192,369        219,423
     Accrued interest.........................................................         6,968         23,092
     Customer deposits........................................................        11,758         11,758
     Deferred maintenance revenue.............................................        91,444         93,585
                                                                                   ---------    -----------
         Total Current Liabilities............................................     1,340,044      1,322,918
                                                                                   ---------    -----------

LONG-TERM DEBT, net of current portion........................................     1,886,942      1,920,264

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Preferred stock, $0.001 par value; 5,000,000 shares authorized; none
         outstanding..........................................................            --             --
     Common stock, $0.001 par value; 50,000,000 shares authorized;
         10,983,933 shares and 10,897,931 shares outstanding at March 31, 2003
         and December 31, 2002, respectively..................................        10,984         10,898
     Additional paid-in capital...............................................    31,709,868     31,570,454
     Warrants and options outstanding.........................................     1,028,897      1,028,897
     Notes receivable from shareholders.......................................      (234,775)      (232,050)
     Accumulated deficit......................................................   (31,476,659)   (30,985,670)
                                                                                 -----------    -----------
         Total Stockholder's Equity...........................................     1,038,315      1,392,529
                                                                                 -----------    -----------
Total Liabilities and Stockholders' Equity....................................  $  4,265,301   $  4,635,711
                                                                                 ===========    ===========
See accompanying notes to condensed consolidated financial statements (unaudited).



                             eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



                                                                 For the Three Months Ended
                                                                          March 31,
                                                                 ---------------------------
                                                                     2003           2002
                                                                 -------------- ------------
REVENUE
     Product sales............................................         7,166    $   10,239
     Revenue-sharing arrangements.............................       291,741       304,019
     Maintenance fees.........................................        87,397        54,989
                                                                ------------     ---------
         Total Revenue........................................       386,304       369,247
                                                                ------------     ---------
COST OF REVENUE
     Product sales............................................        39,809         1,226
     Revenue-sharing arrangements.............................       179,481        94,868
     Maintenance..............................................        51,616       112,497
                                                                ------------     ---------
         Total Cost of Revenue................................       270,906       208,591
                                                                ------------     ---------
GROSS MARGIN..................................................       115,398       160,656
                                                                ------------     ---------
OPERATING EXPENSES
     Selling general and administrative (exclusive of non-cash
       compensation expense)..................................       411,196       493,522
     Research and development.................................        17,498        64,032
     Non-cash compensation....................................        19,000        96,616
                                                                ------------     ---------
         Total Operating Expenses.............................       447,694       654,170
                                                                ------------     ---------
LOSS FROM OPERATIONS..........................................      (332,296)     (493,514)
OTHER INCOME (EXPENSE)
     Interest expense.........................................      (188,698)     (110,395)
     Interest and other income................................        30,005        14,429
                                                                ------------     ---------
         Other Expense, Net...................................      (158,693)      (95,966)
                                                                ------------     ---------
Net Loss......................................................   $  (490,989)   $ (589,480)
                                                                ============     =========
Basic and Diluted Loss Per Common Share.......................   $     (0.04)   $    (0.07)
                                                                ============     =========
Basic and Diluted Weighted Average Common Shares Outstanding..    10,927,554     8,212,476
                                                                ============     =========

See accompanying notes to condensed consolidated financial statements (unaudited).





                             eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                For the Three Months Ended
                                                                                          March 31,
                                                                                --------------------------
                                                                                    2003         2002
                                                                                -----------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss...................................................................  $(490,989)  $ (589,480)
     Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation.............................................................    195,681      187,748
       Amortization.............................................................         --       16,875
       Write-off of refreshment center residuals................................     34,876           --
       Accretion of debt discount...............................................     79,586           --
       Non-cash compensation expense............................................     19,000       96,616
     Changes in operating assets and liabilities:
         Accounts receivable....................................................     67,735      150,314
         Inventories............................................................      3,157     (367,308)
         Prepaid expenses.......................................................     55,480      (68,608)
         Accounts payable.......................................................    (24,545)     (89,324)
         Accrued liabilities....................................................    (43,178)      43,641
         Customer deposits and deferred maintenance revenue.....................     (2,141)      46,461
                                                                                  ---------     --------
              Net Cash Used In Operating Activities.............................   (105,338)    (573,065)
                                                                                  ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of property and equipment.........................................         --       (1,367)
                                                                                  ---------     ---------
              Net Cash Used In Investing Activities.............................         --       (1,367)
                                                                                  ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from borrowings...................................................    120,500           --
     Principal payments on long-term debt.......................................    (24,738)     (36,067)
     Principal payments on capital lease obligations............................     (1,180)      (4,014)
     Proceeds from issuance of common stock and warrants........................         --    1,297,605
     Proceeds from payments on notes receivable from shareholder................         --       26,000
                                                                                  ---------    ---------
              Net Cash Provided by Financing Activities.........................     94,582    1,283,524
                                                                                  ---------    ---------

Net Increase (Decrease) in Cash.................................................    (10,756)     709,092
Cash at Beginning of Year.......................................................    144,359    1,070,974
                                                                                  ---------   ----------

Cash at End of Year.............................................................  $ 133,603   $1,780,066
                                                                                  =========   ==========
Supplemental Cash Flows Information
     Cash paid for interest.....................................................  $ 125,235   $   49,523
                                                                                  =========   ==========
Non-Cash Investing and Financing Activities
     Stock exchanged for forgiveness of debt as part of private placement.......  $      --   $   66,429

See accompanying notes to condensed consolidated financial statements (unaudited).


                eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------

Condensed Financial Statements - The accompanying unaudited condensed consolidated financial statements include the accounts of eRoomSystem Technologies, Inc. and its subsidiaries (the "Company"). These financial statements are condensed and, therefore, do not include all disclosures normally required by generally accepted accounting principles. These statements should be read in conjunction with the Company's annual financial statements included in the Company's December 31, 2002 Annual Report on Form 10-KSB. In particular, the Company's organization and nature of operations were presented in Note 1 and its significant accounting principles were presented as Note 2 to the consolidated financial statements in that report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed consolidated financial statements for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2003.

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of eRoomSystem Technologies, Inc. and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

RSi BRE is a special purpose entity in which the Company does not have operating control but owns 100 percent of the outstanding capital stock. Previously, RSi BRE did not qualify for consolidation and the investment in RSi BRE was recognized under the equity method of accounting. In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 ("FIN 46"). FIN 46 defined variable interest entities and modified the requirements for their consolidation from ownership of a controlling voting interest to holding a majority variable interest and being the primary beneficiary of the variable interest entity. The Company elected to adopt FIN 46 at December 31, 2002 with the investment in RSi BRE presented on a consolidated basis for the three months ended March 31, 2003. Under the guidance of FIN 46, the Company has restated the accompanying financial statements for the three months ended March 31, 2003 to account for the investment in RSi BRE on a consolidated basis. There was no effect on net loss for the three months ended March 31, 2003 or 2002 as a result of adopting FIN 46 as 100 percent of the loss from RSi BRE was previously recognized under the equity methods of accounting.

Stock-Based Compensation - At March 31, 2003, the Company has one stock-based employee compensation plan. The Company accounts for the plan under the recognition method and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. During the three months ended March 31, 2003 and 2002, the Company recognized none and $96,616, respectively, of compensation expense relating to stock options and warrants and recognized $19,000 and none, respectively, of compensation expense relating to stock awards. The following table illustrates the effect on net loss and basic and diluted loss per common share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:


                 eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)








                                                                                      Three Months Ended March 31,
                                                                            --------------------------------------------------
                                                                                     2003                       2002
                                                                            -----------------------     ----------------------
        Net loss, as reported                                                          $ (490,989)               $  (589,480)
        Add: Stock-based employee compensation expense included in
           net loss                                                                        19,000                     96,616
        Deduct: Total stock-based employee compensation expense
           determined under fair value based method for all awards                        (19,000)                   (26,398)
                                                                            -----------------------     ----------------------
        Pro forma net loss                                                               (490,989)                  (519,262)
                                                                            =======================     ======================
        Basic and diluted loss per common share as reported                                 (0.04)                     (0.07)
                                                                            =======================     ======================
        Basic and diluted loss per common share pro forma                                   (0.04)                     (0.06)
                                                                            =======================     ======================


Net Loss per Common Share - Basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding. Unvested common shares are considered to be stock options for purposes of computing loss per share and are not included in the weighted-average number of common shares outstanding. Diluted loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares and dilutive potential common share equivalents outstanding. Potential common share equivalents consist of shares issuable upon the exercise of stock options and warrants. As of March 31, 2003, there were options and warrants outstanding to purchase 1,758,740 common shares and 166,661 unvested common shares that were not included in the computation of diluted loss per common share as their effect would have been anti-dilutive, thereby decreasing the loss per common share.

NOTE 2 - BUSINESS CONDITION

Since inception, the Company has suffered recurring losses. During the year ended December 31, 2002 and the three months ended March 31, 2003, the Company had losses of $3,550,923 and $490,989, respectively. During the year ended December 31, 2002 and the three months ended March 31, 2003, the Company's operations used $1,626,305 and $105,338 of cash, respectively. The Company had a cash balance of $133,603 as of March 31, 2003, of which $110,395 was restricted for the purpose paying the final two payments of certain long-term obligations. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management is attempting to obtain debt and equity financing for use in its operations. Realization of profitable operations or proceeds from the financing is not assured. Management is also attempting to find an entity interested in purchasing or merging with the Company. Completion of a sale or merger can not be assured. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

NOTE 3 - Notes Payable and Long-term Debt

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

              eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



SPE is obligated to repay the amount borrowed under the terms of a note payable corresponding to each funding, pursuant to the financing agreement over seven years, plus interest, at a variable interest rate determined at the time of each funding.

At March 31, 2003, SPE had an obligation for $1,461,534 outstanding under the financing arrangement, which is secured by the eRoomServ refreshment centers placed by the Company with hotel customers under qualified revenue-sharing agreements. The outstanding notes payable accrue interest at the seven-year U.S. Treasury Rate plus 12.5% per annum, which was approximately 18% at March 31, 2003. The notes payable are collateralized by eRoomServ refreshment centers with a carrying value of $2,408,768 at March 31, 2003. SPE holds payments from hotel customers in several restricted bank accounts for payment to the finance company and to the Company. As of March 31, 2003 and December 31, 2002, the Company had $110,395 of restricted cash and non-current deposits of $73,688 that were designated for this purpose.

On September 18, 2002, management was notified by AMRESCO Leasing Corporation of its intention to cease funding loans to the Company. There is no assurance that management will be successful in obtaining a new source of financing, and if successful, that the terms of such new financing will be favorable to the Company. If a new financing relationship is not procured, the financial condition and results of operation of the Company will likely be adversely affected. During 2003, AMRESCO Leasing Corporation assigned the rights to provide financing to SPE under the financing agreement to Boise Capital Group.

2002 Convertible Note Payable to Stockholder
On November 8, 2002, the Company entered into a promissory note with Ash
Capital LLC for proceeds of up to $322,500. The note bears interest at 8%. The principal and interest are due on November 8, 2003. All past due amounts and accrued interest thereon bear interest at 18%. At December 31, 2002, the balance borrowed under the promissory note was $202,000. During the three months ended March 31, 2003, the Company borrowed the remaining $120,500 under the terms of the promissory note, which increased the principal amount of the promissory note to $322,500.

At any time, principal and accrued interest on the promissory note are convertible into Series D Preferred Stock at $0.90 per share. The Series D Preferred Stock has not yet been designated. In addition, the liquidation preference, conversion rights, voting rights, registration rights and dividends, if any, have not been approved. It is anticipated that each share of the Series D Preferred Stock is in turn convertible into six shares of common stock, at $0.15 per share. If the conversion date is after November 8, 2003 and the Series D Preferred Stock has not been authorized by all requisite corporate action, the promissory note can be converted into 17.8% of the lesser of the authorized capital stock or the outstanding capital stock of the Company. The Company has agreed not to increase the outstanding capital stock of the Company or issues securities convertible into capital stock without prior consent of Ash Capital.

The Company determined that Ash Capital received a beneficial conversion option valued at $322,500 on November 8, 2002. Accordingly, the Company has allocated all of the $120,500 of proceeds received during the three months ended March 31, 2003 to the beneficial conversion option that resulted in an offsetting discount to the note payable. The discount on the note payable, including the unamortized discount at December 31, 2002 is being amortized to interest expense from the dates proceeds are received through November 8, 2003, in accordance with EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Ratios, and EITF 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments and amounted to $79,586 of accretion of the discount during the three months ended March 31, 2003. The unamortized discount on the note was $226,857 at March 31, 2003.

                 eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 4 - Commitments and Contingencies

In November 2002, a former landlord in St. George, Utah filed a lawsuit against the Company that alleges breach of a lease agreement. On March 6, 2003, summary judgment was granted to the former landlord. As a result, the Company is indebted to the former landlord in the amount of $41,000, plus attorney's fees to be determined by the court.

NOTE 5 - STOCKHOLDERS' EQUITY

The Company issued 86,002 shares of common stock valued at $19,000 ($0.22 per share) to its Board of Directors for services rendered during the three months ended March 31, 2003.

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

           Certain information included herein contains statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, such as statements relating to our anticipated revenues, gross margin and operating results, future performance and operations, plans for future expansion, capital spending, sources of liquidity and financing sources. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future, and accordingly, such results may differ from those expressed in any forward-looking statements made herein. These risks and uncertainties include, but are not limited to, those relating to our liquidity requirements, the continued growth of the lodging industry, the success of our product-development, marketing and sales activities, vigorous competition in the lodging industry, dependence on existing management, leverage and debt service (including sensitivity to fluctuations in interest rates), domestic or global economic conditions, the inherent uncertainty and costs of prolonged arbitration or litigation, and changes in federal or state tax laws or the administration of such laws. A complete discussion of these risks and uncertainties are contained in our Annual Report on Form 10-KSB, as filed with the Securities and Exchange Commission on March 31, 2003.

Overview

           eRoomSystem Technologies, Inc. is a Nevada corporation that was incorporated on August 31, 1999. Our core business is the development and installation of an intelligent, in-room computer platform and communications network, or the eRoomSystem, for the lodging industry. The eRoomSystem is a computerized platform and processor-based system designed to collect and control data. The eRoomSystem supports our fully-automated and interactive eRoomServ refreshment centers, eRoomSafes, and other proposed applications. In addition, we have expanded the products and services offered through the introduction in 2002 of our eRoomEnergy products, the eRoomServ upright multi-vending rack and the eRoomTray (ambient tray for dry goods). Additional products and services will include information management services, additional in-room energy management capabilities, credit card/smart card capabilities for direct billing and remote engineering and maintenance services.

           Our products interface with the hotel's property management system through our eRoomSystem communications network. The hotel's property management system posts usage of our products directly to the hotel guest's room account. The solutions offered by our eRoomSystem and related products have allowed us to install our products and services in several premier hotel chains, including Marriott International, Hilton Hotels and Carlson Hospitality Worldwide, in the United States and abroad.

           One of the byproducts of our technology is the information we have collected since our first product installation. To date, we have collected several million room-nights of data. Through our eRoomSystem, we are able to collect information regarding the usage of our products on a real-time basis. We use this information to help our customers increase their operating efficiencies. If the event we are able to solidify our business and procure the requisite third party equity and debt financing, we also intend to market this information to suppliers of goods sold in our eRoomServ refreshment centers and to other users desiring information on the buying patterns of hotel guests for goods and services. However, if we do not obtain a significant equity infusion by June 1, 2003 or reach agreement on the sale or merger of the Company with a third party, it is highly likely that we will be forced to seek protection under the United States Federal bankruptcy laws.

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

           Description of Revenues

           Historically, we have received substantially all of our revenues from the sale, or placement under a revenue-sharing program, of our products in hotels. Assuming we are able to procure sufficient third party equity and debt financing to continue as a going concern, we anticipate that these revenues will account for a substantial majority of our revenues for the foreseeable future. We also generate limited revenues from maintenance and support services.

           Our dependence on the lodging industry makes us vulnerable to downturns in the lodging industry caused by the general economic environment. In the past 18 months, the lodging industry in the United States has experienced significant decreases in occupancy rates, revenue per available room, or revPAR, as well as a sharp downturn in domestic airline travel. The industry downturn has resulted in many hotels delaying or declining to purchase or place our in-room products as well as failing to renew our maintenance agreements. In addition, we believe the lodging industry downturn has resulted in fewer purchases by hotel guests of goods and services from our products installed in hotels and consequently affected our revenue sharing revenues.

           Through our revenue-sharing program, we install our products at little or no upfront cost to our customers and share in the recurring revenues generated from sales of goods and services related to our products. We retain the ownership of the eRoomServ refreshment centers, eRoomSafes and eRoomTrays throughout the term of the revenue-sharing agreements and the right to re-deploy products returned to us upon the expiration or earlier termination of the revenue-sharing agreements. We believe that our revenue-sharing program may increase future placements of our products; however, we cannot assure you that we will be successful in this effort given our current cash position and inability to date to procure sufficient third party financing or enter into a sale or merger with a third party.

           We have experienced substantial fluctuations in revenues from period-to-period as a result of limited working capital to fund the development and manufacture of our products. In addition to limited working capital, fluctuations in revenues have partially resulted from the transition to our revenue-sharing program under which revenues are recognized over the seven-year life of the contract instead of immediately upon installation of our products. We anticipate that over the next several years the majority of our revenues, assuming we continue as a going concern, will result from the placement of our products pursuant to our revenue-sharing program, followed by sales and, to a lesser extent, from maintenance agreements. We project that we will receive approximately 60% of the recurring revenues from the sale of goods and services generated by our eRoomServ refreshment centers, eRoomSafes and eRoomTray solutions placed under revenue-sharing agreements. Our customers receive the remainder of the recurring revenues.

           AMRESCO Leasing Corporation, which previously provided more than $1,600,000 in financing relating to our products placed pursuant to revenue sharing contracts, notified us in writing on September 18, 2002 of its intention to cease funding loans to us. Shortly following notification from ALC, Boise Capital Group, a company comprised of two of AMRESCO's former principals, purchased the exclusive rights to provide post-installation financing for the funding of eRoomSystem products placed on a revenue sharing basis. Consequently, we have held discussions with several financing groups to establish a new financing source for our revenue sharing placements, but while we believe a new financing relationship can be established, it is highly unlikely that it will occur without the infusion of sufficient third party equity financing. If a new financing relationship and sufficient third party equity financing is not procured by June 1, 2003, we will likely be forced to seek protection under the United States Federal bankruptcy laws.

           Revenue Recognition

           Sales revenue from our products is recognized upon completion of installation and acceptance by the hotel. Sales revenue from the placement of our eRoomServ refreshment centers, eRoomSafes and eRoomTrays under our revenue-sharing program are accounted for similar to an operating lease, with the revenues recognized as earned over the term of the agreement. In some instances, our revenue-sharing agreements provide for a guaranteed minimum daily payment by the hotel. We negotiate our portion of the revenues generated under our revenue-sharing program based upon the cost of the equipment installed and the estimated daily sales per unit for the specific customer. We seek a gross profit margin of 30% or more on the sale and placement through our revenue-sharing program of eRoomServ refreshment centers, eRoomSafes and eRoomTrays.

           We typically enter into installation, maintenance and license agreements with our hotel customers. Installation, maintenance and license revenues are recognized as the services are performed, or pro rata over the service period. We defer all revenue paid in advance relating to future services and products not yet installed and accepted by our customers.

           Description of Expenses

           Cost of product sales consists primarily of production, shipping and installation costs. Cost of revenue-sharing arrangements consists primarily of depreciation of capitalized costs for the products placed in service. We capitalize the production, shipping, installation and sales commissions related to the eRoomServ refreshment centers, eRoomSafes and eRoomTrays placed under revenue-sharing agreements. Cost of maintenance fee revenues primarily consists of expenses related to customer support and maintenance and legacy issues related to product installations made prior to January 2001.

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

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2003 AND 2002

           Revenues

           Product Sales -- Revenues from product sales were $7,166 for the three months ended March 31, 2003 as compared to $10,239 for the three months ended March 31, 2002, representing a decrease of $3,073, or 30.0%. The decrease in revenues from product sales was immaterial.

           Revenue Sharing Arrangements -- Revenue from revenue sharing arrangements was $291,741 for the three months ended March 31, 2003 as compared to $304,019 for the three months ended March 31, 2002, representing a decrease of $12,278, or 4.0%. The decrease in revenue sharing revenue is immaterial.

           Maintenance Fee Revenues -- Maintenance fee revenues were $87,397 for the three months ended March 31, 2003 and $54,989 for the three months ended March 31, 2002, representing an increase of $32,408, or 37.1%. This increase was due to the installation of additional products in the field during the twelve months ended March 31, 2003.

           Cost of Revenue

           Cost of Product Sales Revenue -- Cost of product sales revenue for the three months ended March 31, 2003 was $39,809, compared to $1,226 for the three months ended March 31, 2002, an increase of $38,584, or 3147%. The significant increase in costs was due to the write-off of units with a book value of $34,875 during the three months ended March 31, 2003. The gross margin percentage on revenue from product sales revenue was (455.5%) for the three months ended March 31, 2003, compared to 88.0% for the three months ended March 31, 2002.

           Cost of Revenue Sharing Revenue -- Cost of revenue sharing revenue was $179,481 for the three months ended March 31, 2003 and $94,868 during the three months ended March 31, 2002, representing an increase of $84,613, or 89.2%. The increase in the cost of revenue sharing revenue was due to an increased number of units previously placed pursuant to our revenue sharing program, and the resulting costs associated with maintaining such units. The gross margin percentage on revenue sharing revenue was 38.5% for the three months ended March 31, 2003 and 68.8% for the three months ended March 31, 2002. The increase in gross margin percentage on revenue sharing revenue was primarily due to the reduction in salaries and overhead associated with the administration of the revenue stream.

           Cost of Maintenance Revenue -- Cost of maintenance revenue was $51,616 for the three months ended March 31, 2003 and $112,497 for the three months ended March 31, 2002, representing a decrease of $60,881, or 54.1%. The gross margin percentage on maintenance revenues was 40.9% for the three months ended March 31, 2003 and (104.6%) for the three months ended March 31, 2002. The decrease in our cost of maintenance revenue and the significant increase in the gross margin percentage were primarily due to cost-cutting measures realized through a reduction in field operations personnel responsible for maintaining the units, and not having a significant event such as the one-time repair costs of $35,000 associated with a hotel property in the three months ended March 31, 2002.

           The changes and percent changes with respect to our revenues and our cost of revenue for the three months ended March 31, 2003 and 2002 are as follows:




                                                      For the Three Months
                                                       Ended March 31,                        Change           Percent Change
                                           -----------------------------------------    -------------------    ----------------
                                                 2003                   2002
                                           ------------------     ------------------    -------------------    ----------------
REVENUE
   Product sales.......................... $          7,166       $          10,329        $          3,073            (30.0%)
   Revenue-sharing arrangements...........           291,741                304,019                  12,278             (4.0%)
   Maintenance fees.......................            87,397                 54,989                  32,408              58.9%
                                           ------------------     ------------------    -------------------
         Total Revenue....................           386,304                369,247                  17,057               4.6%
                                           ------------------     ------------------    -------------------

COST OF REVENUE
   Product sales..........................            39,809                  1,226                  38,584           3147.0%
   Revenue-sharing arrangements...........           179,481                 94,868                  84,614            (89.2%)
   Maintenance............................            51,616                112,497                  60,881            (54.1%)
                                           ------------------     ------------------    -------------------
         Total Cost of Revenue............           270,906                208,591                  62,315            29.9%
                                           ------------------     ------------------    -------------------

GROSS MARGIN PERCENTAGE
   Product sales.........................            (455.5%)                 88.0%
   Revenue-sharing arrangements..........              38.5%                  68.8%
   Maintenance...........................              40.9%                (104.6%)
         Total Gross Margin Percentage...              29.9%                  43.5%


           Although the preceding table summarizes the net changes and percent changes with respect to our revenues and our cost of revenue for the three months ended March 31, 2003 and 2002, the trends contained therein are limited and should not be viewed as a definitive indication of our future results.

           Operating Expenses

           Selling, General and Administrative -- Selling, general and administrative expenses, exclusive of non-cash compensation expense, were $411,196 for the three months ended March 31, 2003 and $493,522 for the three months ended March 31, 2002, representing an decrease of $82,326, or 16.7%. Selling, general and administrative expenses represented 106.4% of our total revenue for the three months ended March 31, 2003 compared to 133.7% of our total revenue for the three months ended March 31, 2002. The decrease in our selling, general and administrative expenses reflects, in part, the management's continued focus on reducing fixed overhead expenses and variable costs.

           Research and Development Expenses -- Research and development expenses were $17,498 for the three months ended March 31, 2003 and $64,032 for the three months ended March 31, 2002, representing a decrease of $46,534, or 72.7%. Research and development expenses represented only 4.5% of our total revenue for the three months ended March 31, 2003 and 17.3% of our total revenue for the three months ended March 31, 2002. The decrease in research and development expenses was primarily due to the completion of the research and development for our new windows-based platform and other products and the reduction of our research and development staff to one person.

           Non-Cash Compensation Expense -- Non-cash compensation expense was $19,000 for the three months ended March 31, 2003 and $96,616 for the three months ended March 31, 2002. The non-cash compensation expense recorded for the three months ended March 31, 2002 was due to the variable accounting for stock options issued on December 31, 2001 to certain of our employees, of which options to purchase 100,125 shares of our common stock remain unexercised and outstanding.

           Other Expense, Net

           Other expense, net, was $158,693 for the three months ended March 31, 2003 and $95,966 for the three months ended March 31, 2002, representing an increase of $62,727. The increase was due primarily to the increased interest expenses related to our borrowings pursuant to our financing arrangement with AMRESCO.

           Loss Attributable to Common Stockholders

           We incurred losses attributable to common stockholders of $490,989 and $589,480 during the three months ended March 31, 2003 and 2002, respectively. The $98,491 decrease in the loss attributable to common stockholders was due primarily to increased revenue and realization of better operating margins. We have continued to incur losses subsequent to March 31, 2003 and, as a result, have experienced an increase in accumulated deficit. We believe that we will continue to incur losses for the foreseeable future.

LIQUIDITY AND CAPITAL RESOURCES

           We have been attempting to secure third party equity financing since June 2002 and a new debt financier since September 18, 2002. To date, we have had no success in achieving either objective. We have reduced expenses in every way possible and management has not received compensation in nearly two months, but our cash position is extremely precarious. Consequently, if we are not able to secure a substantial equity infusion by June 1, 2003, it is likely that we will have no choice but to file for protection under the United States Federal bankruptcy laws.

           Our selling, general and administrative expenses totaled $411,196 for the three months ended March 31, 2003 as compared to $493,522 for the three months ended March 31, 2002, a decrease of $82,326 or 16.7%. Despite this reduction, our selling, general and administrative expenses remain approximately $70,000 a month more than our recurring revenues from existing revenue sharing and maintenance agreements. As outlined above, this negative trend has placed tremendous strain on cash flow and has put us in the position of having to procure new financing quickly or our business operations will have to be terminated.

           At March 31, 2003, our principal sources of liquidity consisted of $133,603 of cash and $(637,129) of working capital compared to $144,359 of cash and $(482,150) of working capital at December 31, 2002. In addition, our stockholders' equity was $1,038,315 at March 31, 2003, compared to stockholders' equity of $1,392,529 at December 31, 2002, a decrease of $354,214. The decrease in cash, working capital and stockholders' equity reflects our continued losses, significant use of cash by our operations and our inability to generate sufficient revenue to sustain our operations.

           Our accumulated deficit at March 31, 2003 was $31,476,659 as compared to $28,024,227 at March 31, 2002, an increase of $3,452,432. The increase in accumulated deficit resulted primarily from the net loss from operations for the twelve months ended March 31, 2003. We anticipate that our accumulated deficit will continue to increase for the foreseeable future.

           We use net cash of $105,338 in operating activities during the three months ended March 31, 2003 as compared to $573,065 in operating activities during the three months ended March 31, 2002. The $467,727 decrease in the use of net cash for operating activities primarily resulted from a reduction of salaries and operating expenses.

           Investing activities for the three months ended March 31, 2003 used net cash of $0 as compared to $1,367 used during the three months ended
March 31, 2002, a negligible difference.

           Financing activities provided $94,582 during the three months ended March 31, 2003 compared to net cash of $1,283,524 provided during the three months ended March 31, 2002. The primary source of cash during the three months ended March 31, 2002 was our private placement of common stock for gross proceeds of $1,416,029. As a result, the decrease in net cash provided by financing activities resulted primarily from the lack of new financing activities in the three months ended March 31, 2003.

           The placement of products under revenue-sharing arrangements is capital intensive. We estimate that we must place approximately 10,000 more units pursuant to our revenue-sharing program, along with the continued sale and placement of our products, in order to provide adequate cash to sustain our operations. As of March 31, 2003, we had 5,339 units placed pursuant to our revenue-sharing program, inclusive of the 2,047 units previously held by Rsi BRE, Inc., which has been consolidated with the financial statements of the Company.

           Although we received proceeds from our financing arrangement with AMRESCO and, in March 2002, from our private placement of common stock, we have been unable to procure additional investment monies. We will require additional cash to finance our planned expansion and capital expenditures and to remain a viable business entity.

           On September 18, 2002, we were notified by AMRESCO Leasing Corporation of its intention to cease funding loans to us. We have been working with several financing groups to establish a new financing source for our revenue sharing placements. We believe a new financing relationship can be established provided that we procure sufficient third party financing very quickly, however there can be no assurance that we will be successful in doing so, and if successful that the terms of such new financing will be favorable to us. If a new financing relationship is not procured, our financial condition and results of operation will be adversely affected.

           In April 2003, the Listing and Qualifications Panel of the Nasdaq SmallCap market delisted our common stock due to our failure to meet Nasdaq's continuing listing requirements, including minimum bid price of $1 per share and tangible net assets of $2.5 million. We, however, commenced trading on the Over the Counter Bulletin Board on the date we were delisted by Nasdaq under the symbol "ERMS.OB".



CONTRACTUAL CASH            PAYMENTS DUE BY PERIOD
OBLIGATIONS
----------------------------
                             TOTAL              LESS THAN 1 YEAR       1-3 YEARS             4-5 YEARS        GREATER THAN 5 YEARS
-------------------------- ------------------   ---------------    -----------------     ----------------     ----------------
Long-term Debt              $ 2,579,528         $ 829,216          $ 873,432             $ 716,286            $ 160,594
Capital Lease Obligations         6,166             6,166                  -                     -                    -
Operating Leases                      -                 -                  -                     -                    -
Other Long-term Obligations*  1,178,268           336,648            673,296               168,324                    -
--------------------------- ----------------    ---------------    -----------------     ----------------     ----------------
TOTAL                       $ 3,763,962        $ 1,172,030       $ 1,546,728            $  884,610            $ 160,594

* Assumes the consolidation of RSi BRE, Inc., our wholly-owned, consolidated subsidiary, which we commenced consolidating in fiscal year 2002.

RECENT DOWNTURNS IN THE AIRLINE, TRAVEL AND LODGING INDUSTRIES

           Due to the weakening economy and the events of September 11, 2001, the travel and lodging industries have experienced unprecedented downturns over the past 20 months. More specifically, the lodging industry has experienced lower hotel occupancy rates due to reduced business and leisure travel. Since the success of our business is directly linked to the performance of the travel and lodging industries, the substantial layoffs in these industries, the postponement of future hotel renovations and projects, the substantial drop-off in guest occupancy and the reduction in business and leisure travel, including convention traffic, have hurt our ability to finalize contracts with hotel properties with which we have been meeting and negotiating. While the lodging market has shown limited signs of improvement over the past several months, in terms of occupancy rates, REVPAR and ADR numbers, the market remains materially weaker than prior to September 11, 2001. In this regard, there is no assurance that we will be able to close contracts with our current potential customers or that we will be successful in starting discussions with other hotel properties even if we procure the necessary third party equity and debt financing, or enter into a sale or merger transaction with a third party.

QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     Our products are now manufactured and assembled in China. Our contract manufacturer, International Display Works Ltd., or IDW, purchases all components of our refreshment center and eRoomTray products in China. Our safe manufacturer, Hospitality Safe Corporation, or HSC, manufactures and assembles our eRoomSafes in China as well. We pay IDW and HSC in U.S. dollars.

           Our products are primarily marketed in the United States, but we eventually intend to further expand our marketing to the international lodging market and to other industries domestically and internationally assuming we secure sufficient third party equity and debt financing. As a result, our financial results could be affected by weak economic conditions in foreign markets. Because all of our revenues will be denominated in U.S. Dollars, a strengthening of the dollar could make our products less competitive in foreign markets.

           As we expand operations internationally, we will continue to evaluate our foreign currency exposures and risks and develop appropriate hedging or other strategies to manage those risks. We have not revised our current business practices to conform to Europe's conversion to the Euro.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

           In June 2002, we entered into a manufacturing relationship with IDW, which has manufacturing operations located in China. IDW manufactured 808 refreshment centers and 452 eRoomTrays on our behalf, relating to two hotels. Under the terms of the arrangement, we were contractually obligated to pay for the products over a certain period of time. We have failed to make the scheduled payments as they have come due and IDW provided written notice to us that we are in breach of the contract between us. IDW has requested that the two hotels make their respective monthly revenue sharing lease payments directly to them as opposed to us. To date, one of the two hotels has made a single payment directly to IDW, while the other hotel has continued to pay us directly. We intend to pay the outstanding balance due and payable to IDW immediately upon securing sufficient third party equity financing, if such financing is available.

           In November 2002, a former landlord in St. George, Utah filed a lawsuit against us that alleged breach of a lease agreement. On March 6, 2003, summary judgment was granted to the former landlord and a judgment has been entered against us in the amount of $41,000, plus attorney's fees of approximately $6,000. We intend to pay the outstanding amount owed if we secure sufficient third party financing.

           The Company is also the subject of certain other legal matters and possible litigations, which it considers incidental to its business activities. It is the opinion of management, after discussion with legal counsel, that the ultimate disposition of these legal matters should not have a material impact on the consolidated financial condition or results of operations of the Company.

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

               Not applicable.

                                    SIGNATURE

           In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             eROOMSYSTEM TECHNOLOGIES, INC.
                                   (Registrant)

Date: May 20, 2003     By:  /s/ David S. Harkness
                          ----------------------------------------------
                           David S. Harkness
                      Its: Chief Executive Officer, President and Chairman eROOMSYSTEM TECHNOLOGIES, INC. CERTIFICATION PURSUANT TO SECTION
                      302 OF THE SARBANES-OXLEY ACT OF 2002

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


By:  /s/ David S. Harkness   President, Chief Executive Officer and Chairman
----------------------------
David S. Harkness                 (Principal Executive Officer)

May 20, 2003
                  eROOMSYSTEM TECHNOLOGIES, INC. CERTIFICATION
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Derek K. Ellis, Chief Financial Officer and Treasurer of eRoomSystem Technologies, Inc., certify:

           1. I have reviewed this quarterly report on Form 10-KSB of eRoomSystem Technologies;

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


By:  /s/ Derek K. Ellis    Chief Financial Officer and Treasurer
--------------------------
Derek K. Ellis            (Principal Financial and Accounting Officer)


May 20, 2003

                                                                    EXHIBIT 99.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

           In connection with the Quarterly Report of eRoomSystem Technologies, Inc. (the "Company") on Form 10-QSB for the period ending March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David S. Harkness, Chairman, President and Chief Executive Officer (Principal Executive Officer), and Derek K. Ellis, Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer) of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ David S. Harkness    President, Chief Executive Officer and Chairman
-------------------------
David S. Harkness        (Principal Executive Officer)

May 20, 2003


/s/ Derek K. Ellis        Chief Financial Officer and Treasurer
--------------------------
Derek K. Ellis            (Principal Financial and Accounting Officer)

May 20, 2003