Form 10QSB
period 2003-06-30
EROOMSYSTEM TECHNOLOGIES INC
filed 2003-08-19
CIK 1110361

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)
     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended:         June 30, 2003
                                             -------------
                                       OR

     TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from: __________ to __________

     Commission file number:          000-31037
                                      ---------

                      eRoomSystem Technologies, Inc.
                      ------------------------------
                  (Exact name of small business issuer as
                         specified in its charter)


              Nevada                               87-0540713
              ------                               ----------
   (State or other jurisdiction                 (I.R.S. Employer
   of incorporation or organization)           Identification No.)


                 106 East 13200 South, Draper, Utah 84020
                 ----------------------------------------
                (Address of principal executive offices)



                                (800) 316-3070
                                --------------
                         (Issuer's telephone number)

 -----------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

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

    10,983,933 shares of common stock, $0.001 par value, as of August 14, 2003
    --------------------------------------------------------------------------

Transitional Small Business Disclosure Format (check one):  YES [ ]   NO [X]

                                   FORM 10-QSB

                                TABLE OF CONTENTS

                                                                                  Page
                                                                                  ----
PART I - FINANCIAL INFORMATION                                                      1

     Item 1.  Financial Statements.                                                F-2

          Condensed Consolidated Balance Sheets (Unaudited)                        F-2

          Condensed Consolidated Statements of Operations (Unaudited)              F-4

          Condensed Consolidated Statements of Cash Flows (Unaudited)              F-5

          Notes to Condensed Consolidated Financial Statements (Unaudited)         F-6

     Item 2.  Management's Discussion and Analysis of Financial  Condition
              and Results of Operations.                                            10

PART II - OTHER INFORMATION                                                         20

     Item 1.  Legal Proceedings.                                                    20

     Item 2.  Changes in Securities and Use of Proceeds.                            20

     Item 3.  Defaults Upon Senior Securities.                                      20

     Item 4.  Submission of Matters to a Vote of Security Holders.                  20

     Item 5.  Other Information.                                                    20

     Item 6.  Exhibits and Reports on Form 8-K.                                     20


                                        i

PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements.


                 eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                     ASSETS

                                                        June 30,     December 31,
                                                          2003           2002
---------------------------------------------------------------------------------

CURRENT ASSETS
  Cash                                                 $  116,564     $  144,359
  Accounts receivable, net of allowance for doubtful
   accounts of $248,067  and
     $169,943 at June 30, 2003
   and December 31, 2002, respectively                    325,374        335,763
  Inventories                                             250,404        253,561
  Prepaid expenses                                          8,459        107,085
---------------------------------------------------------------------------------
     Total Current Assets                                 700,801        840,768
---------------------------------------------------------------------------------

REFRESHMENT CENTERS IN SERVICE, net of accumulated
 depreciation of $2,063,417 and $1,717,753 at
 June 30, 2003 and December 31, 2002, respectively      3,205,036      3,598,154
---------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT
  Production equipment                                     93,460         93,460
  Computer equipment                                       74,203         74,203
  Vehicles and other                                       43,559         65,795
---------------------------------------------------------------------------------
                                                          211,222        233,458
  Less accumulated depreciation and amortization         (125,203)      (112,357)
---------------------------------------------------------------------------------
     Net Property and Equipment                            86,019        121,101
---------------------------------------------------------------------------------

DEPOSITS                                                   73,688         75,688
---------------------------------------------------------------------------------

Total Assets                                           $4,065,544     $4,635,711
=================================================================================



               See accompanying notes to condensed consolidated
                       financial statements (unaudited).

                 eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (CONTINUED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                        June 30,     December 31,
                                                          2003           2002
----------------------------------------------------------------------------------

CURRENT LIABILITIES
  Notes payable and current portion of long-term debt  $   589,081    $   407,117
  Current portion of capital lease obligations               3,061          5,666
  Accounts payable                                         586,649        562,277
  Accrued liabilities                                      307,286        219,423
  Accrued interest                                          13,401         23,092
  Customer deposits                                         11,758         11,758
  Deferred maintenance revenue                             102,345         93,585
----------------------------------------------------------------------------------
     Total Current Liabilities                           1,613,581      1,322,918
----------------------------------------------------------------------------------

LONG-TERM DEBT, net of current portion                   1,853,870      1,920,264
----------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock, $0.001 par value; 5,000,000
   shares authorized; none outstanding                           -              -
  Common stock, $0.001 par value; 50,000,000
   shares authorized;
     10,983,933 shares and
   10,897,931 shares outstanding at June 30, 2003
      and December 31, 2002, respectively                   10,984         10,898
  Additional paid-in capital                            31,709,868     31,570,454
  Warrants and options outstanding                       1,028,897      1,028,897
  Notes receivable from shareholders                      (237,530)      (232,050)
  Accumulated deficit                                  (31,914,126)   (30,985,670)
----------------------------------------------------------------------------------
     Total Stockholder's Equity                            598,093      1,392,529
----------------------------------------------------------------------------------

Total Liabilities and Stockholders' Equity             $ 4,065,544    $ 4,635,711
==================================================================================

               See accompanying notes to condensed consolidated
                       financial statements (unaudited).

                 eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                        For the Three Months Ended    For the Six Months Ended
                                                 June 30,                     June 30,
                                        --------------------------  ----------------------------
                                           2003           2002           2003              2002
------------------------------------------------------------------------------------------------

REVENUE
  Product sales                         $    4,768    $   847,453    $     11,934   $   857,692
  Revenue-sharing arrangements             313,995        311,191        605,736        615,210
  Maintenance fees                          68,418         64,259        155,815        119,248
------------------------------------------------------------------------------------------------
     Total Revenue                         387,181      1,222,903        773,485      1,592,150
------------------------------------------------------------------------------------------------

COST OF REVENUE
  Product sales                                 -         645,026         39,809        646,252
  Revenue-sharing arrangements             178,761        164,470        358,242        328,939
  Maintenance                               34,698         89,275         86,314        201,772
------------------------------------------------------------------------------------------------
     Total Cost of Revenue                 213,459        898,771        484,365      1,176,963
------------------------------------------------------------------------------------------------

Gross Margin                               173,722        324,132        289,120        415,187
------------------------------------------------------------------------------------------------

OPERATING EXPENSES
  Selling, general and administrative
   (exclusive of non-cash compensation
   expense)                                420,693        654,678        831,889      1,079,198
  Research and development                   3,226         66,921         20,724        130,953
  Loss on disposal of equipment                941         90,156            941         90,156
  Non-cash compensation                         -         (39,597)        19,000         57,019
------------------------------------------------------------------------------------------------
     Total Operating Expenses              424,860        772,158        872,554      1,357,326
------------------------------------------------------------------------------------------------

Loss From Operations                      (251,138)      (448,026)      (583,434)      (942,139)
------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE)
  Interest expense                        (217,113)      (125,873)      (405,811)      (236,268)
  Interest and other income                 30,784         20,485         60,789         35,513
------------------------------------------------------------------------------------------------
     Other Expense, Net                   (186,329)      (105,388)      (345,022)      (200,755)
------------------------------------------------------------------------------------------------

Net Loss                                $ (437,467)    $ (553,414)   $  (928,456)   $(1,142,894)
================================================================================================

Basic and Diluted Loss Per Common Share $    (0.04)    $    (0.05)   $     (0.08)   $     (0.12)
================================================================================================

BASIC AND DILUTED WEIGHTED-AVERAGE COMMON

   Shares Outstanding                   10,983,933     10,553,828     10,955,899      9,489,067
================================================================================================



               See accompanying notes to condensed consolidated
                       financial statements (unaudited).

                 eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                        For the Six Months Ended
                                                                 June 30,
                                                       --------------------------
                                                           2003           2002
---------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                             $ (928,456)   $(1,142,894)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
   Depreciation                                           389,883        375,655
   Amortization                                                 -         33,749
   Interest income from shareholder receivables           (5,480)         (5,480)
   Loss on disposal of assets                              38,317         90,156
   Shares and options issued for lawsuit settlement             -              -
   Amortization of deferred offering costs and
   accretion of debt discount                             172,938          2,262
   Non-cash compensation expense                           19,000         57,019
   Changes in operating assets and liabilities:
     Accounts receivable                                   10,389       (163,304)
     Inventories                                            3,157       (212,608)
     Prepaid expenses                                     100,626         65,433
     Accounts payable                                      24,371       (276,363)
     Accrued liabilities                                   78,172       (156,288)
     Customer deposits and deferred maintenance revenue     8,760       (187,617)
---------------------------------------------------------------------------------
       Net Cash Used In Operating Activities              (88,323)    (1,520,280)
---------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                            -         (1,952)
---------------------------------------------------------------------------------
       Net Cash Used In Investing Activities                    -         (1,952)
---------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from borrowings                                233,236        140,489
  Principal payments on notes payable                    (170,103)      (147,495)
  Principal payments on capital lease obligations          (2,605)        (8,234)
  Proceeds from issuance of common stock and warrants           -      1,297,605
  Proceeds from exercise of stock options                       -         15,150
  Proceeds from collection of notes receivable from
   shareholder                                                  -         26,000
---------------------------------------------------------------------------------
       Net Cash Provided by Financing Activities           60,528      1,323,515
---------------------------------------------------------------------------------

Net Decrease in Cash                                      (27,795)      (198,717)

Cash at Beginning of Period                               144,359      1,070,974
---------------------------------------------------------------------------------

Cash at End of Period                                  $  116,564    $   872,257
=================================================================================

Supplemental Cash Flows Information
  Cash paid for interest                               $  242,564    $   253,800
=================================================================================

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
AND FINANCING ACTIVITIES
  Stock exchanged for forgiveness of debt as part
   of private placement                                $        -     $   66,429



               See accompanying notes to condensed consolidated
                       financial statements (unaudited).

                 eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Condensed Financial Statements - The accompanying unaudited condensed consolidated financial statements include the accounts of eRoomSystem
Technologies, Inc. and its subsidiaries (the "Company"). These financial statements are condensed and, therefore, do not include all disclosures normally required by generally accepted accounting principles. These statements should be read in conjunction with the Company's annual financial statements included in the Company's December 31, 2002 Annual Report on Form 10-KSB. In particular, the Company's organization, nature of operations and its significant accounting principles were presented in Note 1 to the consolidated financial statements in that report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed consolidated financial statements for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2003.

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of eRoomSystem Technologies, Inc. and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

RSi BRE is a special purpose entity in which the Company does not have operating control but owns 100 percent of the outstanding capital stock. Previously, RSi BRE did not qualify for consolidation and the investment in RSi BRE was recognized under the equity method of accounting. In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 ("FIN 46"). FIN 46 defined variable interest entities and modified the requirements for their consolidation from ownership of a controlling voting interest to holding a majority variable interest and being the primary beneficiary of the variable interest entity. The Company elected to adopt FIN 46 at December 31, 2002; accordingly, the investment in RSi BRE is presented on a consolidated basis in the accompanying financial statements at June 30, 2003 and December 31, 2002 and for the three and six months ended June 30, 2003. Under the guidance of FIN 46, the Company has restated the accompanying financial statements for the three and six months ended June 30, 2002 to account for the investment in RSi BRE on a consolidated basis. There was no effect on net loss for the three and six months ended June 30, 2003 or 2002 as a result of adopting FIN 46 as 100 percent of the loss from RSi BRE was previously recognized under the equity method of accounting.

Stock-Based  Compensation - At June 30, 2003, the Company  has  one  stock-based employee compensation plan. The Company accounts for the plan under the recognition method and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. During the six months ended June 30, 2003 and 2002, the Company recognized none and $57,019, respectively, of compensation expense relating to stock options and warrants and recognized $19,000 and none, respectively, of compensation expense relating to stock awards. During the three months ended June 30, 2002, the Company recognized a benefit from the reversal of expense relating to the effect of a decreasing stock price on variable option in the amount of $39,597. The following table illustrates the effect on net loss and basic and diluted loss per common share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:


                 eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                     Three Months Ended June 30,    Six Months Ended June 30,
                                     ---------------------------   ----------------------------
                                         2003          2002            2003           2002
-----------------------------------------------------------------------------------------------

Net loss, as reported                $ (437,467)    $ (553,414)    $ (928,456)    $ (1,142,894)

Add: Stock-based employee
 compensation expense (benefit)
 included in net loss                         -        (39,597)        19,000           57,019

Deduct: Total stock-based employee
 compensation expense determined
 under fair value based method for
 all awards                                   -        (87,368)       (19,000)        (113,766)
-----------------------------------------------------------------------------------------------

Pro forma net loss                   $ (437,467)    $ (680,379)    $ (928,456)    $ (1,199,641)
===============================================================================================

Basic and diluted loss per common
share as reported                    $    (0.04)    $    (0.05)    $    (0.08)     $     (0.12)
===============================================================================================

Basic and diluted loss per common
share pro forma                      $    (0.04)    $    (0.06)    $    (0.08)     $     (0.13)
===============================================================================================


Net Loss Per Common Share - Basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding. Unvested common shares were considered to be stock options for purposes of computing loss per share and were not included in the weighted-average number of common shares outstanding. Diluted loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares and dilutive potential common share equivalents outstanding. As of June 30, 2003, there were options and warrants outstanding to purchase 2,948,330 common shares that were not included in the computation of diluted loss per common share as their effect would have been anti-dilutive, thereby decreasing the loss per common share. As of June 30, 2002, there were options and warrants outstanding to purchase 1,670,631 common shares and 200,000 unvested common shares that were not included in the computation of diluted loss per common share as their effect would have been anti-dilutive, thereby decreasing the loss per common share.

NOTE 2 - BUSINESS CONDITION

Since inception, the Company has suffered recurring losses. During the year ended December 31, 2002 and the six months ended June 30, 2003, the Company had losses of $3,550,923 and $928,456, respectively. During the year ended December 31, 2002 and the six months ended June 30, 2003, the Company's operations used $1,626,305 and $88,323 of cash, respectively. The Company had a cash balance of $116,564 as of June 30, 2003, of which $110,395 was restricted for the purpose paying the final two payments of certain long-term obligations, and the remaining balance has been disbursed subsequent to June 30, 2003. At June 30, 2003, the Company had a working capital deficiency of $912,780. Management of the Company has devoted substantially all of their efforts to raising capital for the Company, finding a merger candidate for the Company, or selling the Company in an effort to pay current liabilities and to date has been unsuccessful in all of these efforts. These matters raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Management is currently negotiating with an investor whereby the Company may issue a secured, convertible promissory note for $250,000 that is convertible into common stock at $0.05 per share, a warrant to purchase 5,000,000 shares of common stock at $0.05 per share and an option to purchase up to an additional $1,500,000 of common stock at $0.05 per share for a period of five years. Realization of any proceeds from this potential financing is not assured.


In the event the Company is unable to obtain adequate financing in the near term, Management is prepared to seek bankruptcy protection from creditors.


NOTE 3 - NOTES PAYABLE AND LONG-TERM DEBT

Financing Agreement - Under the terms of a financing agreement with AMRESCO Leasing Corporation, (the "finance company"), the finance company had agreed to fund up to 150% of the Company's product costs for each eRoomServ refreshment center that had been in service for 90 days, subject to the related hotel customer meeting certain requirements and other conditions during that period. As part of the financing agreement, the Company formed SPE, a wholly owned, consolidated subsidiary. SPE owns all of the eRoomServ refreshment centers funded by the finance company as well as the related revenue-sharing agreements. The finance company has a senior security interest in the eRoomServ refreshment centers financed under the financing agreement and the corresponding revenue-sharing agreements. SPE is obligated to repay the amount borrowed under the terms of a note payable corresponding to each funding, pursuant to the financing agreement over seven years, plus interest, at a variable interest rate determined at the time of each funding.

At June 30, 2003, SPE had an obligation for $1,413,458 outstanding under the financing arrangement, which is secured by the eRoomServ refreshment centers placed by the Company with hotel customers under qualified revenue-sharing agreements. The outstanding notes payable accrue interest at the seven-year U.S. Treasury Rate plus 12.5% per annum, which was approximately 18% at June 30, 2003. The notes payable are collateralized by eRoomServ refreshment centers with a carrying value of $1,568,353 at June 30, 2003. SPE holds payments from hotel customers in several restricted bank accounts for payment to the finance company and to the Company. As of June 30, 2003, the Company had $110,395 of restricted cash and non-current deposits of $73,688 that were designated for this purpose.

On September 18, 2002, management was notified by AMRESCO Leasing Corporation of its intention to cease funding loans to the Company. There is no assurance that management will be successful in obtaining a new source of financing, and if successful, that the terms of such new financing will be favorable to the Company. If a new financing relationship is not procured, the financial condition and results of operation of the Company will likely be adversely affected. During 2003, AMRESCO Leasing Corporation assigned the rights to provide financing for SPE under the financing agreement to Boise Capital Group. No borrowing arrangements have been made with Boise Capital Group.

2002 Convertible Note Payable to Stockholder - On November 8, 2002, the Company entered into a promissory note with Ash Capital LLC for proceeds of up to $322,500. The note bears interest at 8%. The principal and interest are due on November 8, 2003. All past due amounts and accrued interest thereon bear interest at 18%. During the six months ended June 30, 2003, the Company borrowed $120,500 under the terms of the promissory note, which increased the principal amount of the promissory note to $322,500.

At any time, principal and accrued interest on the promissory note are convertible into Series D Preferred Stock at $0.90 per share. The Series D Preferred Stock has not yet been designated. In addition, the liquidation preference, conversion rights, voting rights, registration rights and dividends, if any, have not been approved. It is anticipated that each share of the Series D Preferred Stock will, in turn, be convertible into six shares of common stock, at $0.15 per share. If the conversion date is after November 8, 2003 and the Series D Preferred Stock has not been authorized by all requisite corporate action, the promissory note can be converted into 17.8% of the lesser of the authorized capital stock or the outstanding capital stock of the Company. The Company has agreed not to increase the outstanding capital stock of the Company or issues securities convertible into capital stock without prior consent of Ash Capital.

The Company determined that Ash Capital LLC received a beneficial conversion option valued at $322,500 on November 8, 2002. Accordingly, the Company has allocated all of the $120,500 of proceeds received during the six months ended



June 30, 2003 to the beneficial conversion option that resulted in an offsetting discount to the note payable. The discount on the note payable, including the unamortized discount at December 31, 2002, is being amortized to interest expense from the dates proceeds were received through November 8, 2003, in accordance with EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Ratios, and EITF 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, and amounted to $170,216 of accretion of the discount during the six months ended June 30, 2003. The unamortized discount on the note was $133,866 at June 30, 2003.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

In November 2002, a former landlord in St. George, Utah filed a lawsuit against the Company that alleges breach of a lease agreement. On March 6, 2003, summary judgment was granted to the former landlord. As a result, the Company is indebted to the former landlord in the amount of $41,000, plus attorney's fees to be determined by the court.

NOTE 5 - STOCKHOLDERS' EQUITY

The Company issued 86,002 shares of common stock valued at $19,000 ($0.22 per share) to its Board of Directors for services rendered during the six months ended June 30, 2003.


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

OVERVIEW

     eRoomSystem  Technologies,  Inc.  is  a  Nevada  corporation   that   was
incorporated on August 31, 1999. Our core business is the development and installation of an intelligent, in-room computer platform and communications network, or the eRoomSystem, for the lodging industry. The eRoomSystem is a computerized platform and processor-based system designed to collect and control data. The eRoomSystem supports our fully automated and interactive eRoomServ refreshment centers, eRoomSafes, and other proposed applications. In addition, we have expanded the products and services offered through the introduction in 2002 of our eRoomEnergy products, the eRoomServ upright multi-vending rack and the eRoomTray (ambient tray for dry goods). Additional products and services will include information management services, additional in-room energy management capabilities, credit card/smart card capabilities for direct billing and remote engineering and maintenance services.

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

     One of the byproducts of our technology is the information we have collected since our first product installation. To date, we have collected several million room-nights of data. Through our eRoomSystem, we are able to collect information regarding the usage of our products on a real-time basis. We use this information to help our customers increase their operating efficiencies. In the event we are able to solidify our business and procure the requisite third-party equity and debt financing, we also intend to market this information to suppliers of goods sold in our eRoomServ refreshment centers and to other users desiring information on the buying patterns of hotel guests for goods and services. However, if we do not obtain a significant equity infusion by September 1, 2003 or reach agreement on the sale or merger of the Company with a third party, it is highly likely that we will be forced to seek protection under the United States Federal bankruptcy laws.

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


     Description of Revenues

     Historically, we have received substantially all of our revenues from the sale, or placement under a revenue-sharing program, of our products in hotels. Assuming we are able to procure sufficient third-party equity and debt financing to continue as a going concern, we anticipate that these revenues will account for a substantial majority of our revenues for the foreseeable future. We also generate limited revenues from maintenance and support services.

     Our dependence on the lodging industry makes us vulnerable to downturns in the lodging industry caused by the general economic environment. In the past 20 months, the lodging industry in the United States has experienced significant decreases in occupancy rates, revenue per available room, or revPAR, as well as a sharp downturn in domestic airline travel. The industry downturn has resulted in many hotels delaying or declining to purchase or place our in-room products as well as failing to renew our maintenance agreements. In addition, we believe the lodging industry downturn has resulted in fewer purchases by hotel guests of goods and services from our products installed in hotels and consequently affected our revenue-sharing revenues.

     Through our revenue-sharing program, we install our products at little or no upfront cost to our customers and share in the recurring revenues generated from sales of goods and services related to our products. We retain the ownership of the eRoomServ refreshment centers, eRoomSafes and eRoomTrays throughout the term of the revenue-sharing agreements and the right to re-deploy products returned to us upon the expiration or earlier termination of the revenue-sharing agreements. We believe that our revenue-sharing program may increase future placements of our products; however, we cannot assure you that we will be successful in this effort given our current cash position, the significant downturn in the lodging and travel industry and the inability to date to procure sufficient third-party financing or enter into a sale or merger with a third party.

     We have experienced substantial fluctuations in revenues from period-to-period as a result of limited working capital to fund our sales and marketing efforts, and development and manufacture of our products. In addition to limited working capital, fluctuations in revenues have partially resulted from the transition to our revenue-sharing program under which revenues are recognized over the seven-year life of the contract instead of immediately upon installation of our products. We anticipate that over the next several years the majority of our revenues, assuming we continue as a going concern, will result from the placement of our products pursuant to our revenue-sharing program, followed by sales and, to a lesser extent, from maintenance agreements. We project that we will receive approximately 60% of the recurring revenues from the sale of goods and services generated by our eRoomServ refreshment centers, eRoomSafes and eRoomTray solutions placed under revenue-sharing agreements. Our customers receive the remainder of the recurring revenues.

     AMRESCO Leasing Corporation, or ALC, which previously provided more than $1,600,000 in financing relating to our products placed pursuant to revenue sharing contracts, notified us in writing on September 18, 2002 of its intention to cease funding loans to us. Shortly following notification from ALC, BCG Asset Management, LLC, a limited liability company comprised of two of AMRESCO's former principals, purchased the exclusive rights to provide post-installation financing for the funding of eRoomSystem products placed on a revenue sharing basis. Consequently, we have held discussions with several financing groups to establish a new financing source for our revenue sharing placements, but while we believe a new financing relationship can be established, it is highly unlikely that it will occur without the infusion of sufficient third- party equity financing. If a new financing relationship and sufficient third-party equity financing is not procured by September 1, 2003, we will likely be forced to seek protection under the United States Federal bankruptcy laws.


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


Results of Operations


Comparison of Three Months Ended June 30, 2003 and 2002


     Revenues

     Product Sales - Revenues from product sales were $4,768 for the three months ended June 30, 2003 as compared to $847,453 for the three months ended June 30, 2002, representing a decrease of $842,685, or 99.4%. The decrease in revenues was primarily the result of a large product sale occurring in the three months ended June 30, 2002, and only a small amount of parts sales occurring in the three months ended June 30, 2003.

     Revenue Sharing Arrangements - Revenue from revenue sharing arrangements was $313,995 for the three months ended June 30, 2003 as compared to $311,191 for the three months ended June 30, 2002, representing an increase of $2,804, or 0.9%. The increase in revenue sharing revenue was immaterial.

     Maintenance Fee Revenues - Maintenance fee revenues were $68,418 for the three months ended June 30, 2003 and $64,259 for the three months ended June 30, 2002, representing an increase of $4,159, or 6.5%. The increase in maintenance fee revenues was immaterial.


     Cost of Revenue

     Cost of Product Sales Revenue - Cost of product sales revenue for the three months ended June 30, 2003 was zero, compared to $645,026 for the three months ended June 30, 2002. This decrease of $645,026 was a result of no product sales and minimal part sales. The significant decrease in costs was primarily due to a large product sale that occurred in the three months ended June 30, 2003. Further, the product sales realized in the three months ended June 30, 2003 have no cost associated therewith as a result of such product part sales relating to existing inventory that had been previously written down to zero value. The gross margin percentage on revenue from product sales revenue was 23.9% for the three months ended June 30, 2002.

     Cost  of  Revenue-Sharing Revenue - Cost of revenue-sharing  revenue  was
$178,761 for the three months ended June 30, 2003, and $164,470 during the three months ended June 30, 2002, representing an increase of $14,291, or
8.7%.   The slight increase in the cost of revenue-sharing revenue was due  to the addition of refreshment centers placed pursuant to our revenue-sharing program in the twelve months ended June 30, 2003, and the resulting costs associated with maintaining such units. The gross margin percentage on revenue-sharing revenue was 43.1% for the three months ended June 30, 2003 and 47.1% for the three months ended June 30, 2002. The decrease in gross margin percentage on revenue-sharing revenue was minimal.

     Cost of Maintenance Revenue - Cost of maintenance revenue was $34,698 for the three months ended June 30, 2003 and $89,275 for the three months ended June 30, 2002, representing a decrease of $54,577, or 61.1%. The gross margin percentage on maintenance revenues was 49.2% for the three months ended June 30, 2003 and (38.9%) for the three months ended June 30, 2002. The decrease in our cost of maintenance revenue and the significant increase in the gross margin percentage were primarily due to cost-cutting measures realized through a reduction in field operations personnel responsible for maintaining the units, and not having a significant event such as the one-time repair costs of $35,000 associated with a hotel property in the three months ended June 30, 2002.

     The changes and percent changes with respect to our revenues and our cost of revenue for the three months ended June 30, 2003 and 2002 are as follows:


                                       For the Three Months
                                          Ended June 30,
                                     -----------------------                    Percent
                                        2003         2002           Change       Change
-----------------------------------------------------------------------------------------
REVENUE
 Product sales                       $   4,768     $  847,453    $ (842,685)      (99.4%)
 Revenue-sharing arrangements          313,995        311,191         2,804         0.9%
 Maintenance fees                       68,418         64,259         4,159         6.5%
----------------------------------------------------------------------------
    Total Revenue                      387,181      1,222,903      (835,722)       68.3%
----------------------------------------------------------------------------

COST OF REVENUE
 Product sales                              0        645,026        (645,026)    (100.0%)
 Revenue-sharing arrangements         178,761        164,470          14,291        8.7%
 Maintenance                           34,698         89,275         (54,577)     (61.1%)
-----------------------------------------------------------------------------
    Total Cost of Revenue             213,459        898,771        (685,312)     (76.2%)
-----------------------------------------------------------------------------

GROSS MARGIN PERCENTAGE
 Product sales                         100.0%          23.9%
 Revenue-sharing arrangements           43.1%          47.1%
 Maintenance                            49.2%         (38.9%)

    Total Gross Margin Percentage       44.9%          26.5%



     Although the preceding table summarizes the net changes and percent changes with respect to our revenues and our cost of revenue for the three months ended June 30, 2003 and 2002, the trends contained therein are limited and should not be viewed as a definitive indication of our future results.

     Operating Expenses

     Selling, General and Administrative - Selling, general and administrative expenses, exclusive of non-cash compensation expense, were $420,693 for the three months ended June 30, 2003 and $654,678 for the three months ended June 30, 2002, representing a decrease of $233,985, or 35.7%. Selling, general and administrative expenses represented 108.7% of our total revenue for the three months ended June 30, 2003 compared to 53.5% of our total revenue for the three months ended June 30, 2002. The decrease in our selling, general and administrative expenses reflects, in part, the management's continued focus on reducing fixed overhead expenses and variable costs.

     Research and Development Expenses - Research and development expenses were $3,226 for the three months ended June 30, 2003 and $66,921 for the three months ended June 30, 2002, representing a decrease of $63,695, or 95.2%. Research and development expenses represented only 0.8% of our total revenue for the three months ended June 30, 2003 and 5.5% of our total revenue for the three months ended June 30, 2002. The decrease in research and development expenses was primarily due to the completion of the research and development for our new windows-based platform and other products and material reductions in our research and development staff.

     Non-Cash Compensation Expense - Non-cash compensation expense (benefit) was zero for the three months ended June 30, 2003 and ($39,597) for the three months ended June 30, 2002. The non-cash compensation expense benefit for the three months ended June 30, 2002 was due to the variable accounting method used to account for options and warrants.

     Other Expense, Net

     Other expense, net, was $186,329 for the three months ended June 30, 2003 and $105,388 for the three months ended June 30, 2002, representing an increase of $80,941. The increase was due primarily to the increased interest expenses related to a promissory note with Ash Capital, LLC.


     Net Loss

     We incurred net losses of $437,467 and $553,414 during the three months ended June 30, 2003 and 2002, respectively. The $115,947 decrease in the loss attributable to common stockholders was primarily as a result of decreased fixed overhead costs, lower maintenance costs and realization of better operating margins. We have continued to incur losses subsequent to June 30, 2003 and, as a result, have experienced an increase in accumulated deficit. We believe that we will continue to incur losses for the foreseeable future.


Comparison of Six Months Ended June 30, 2003 and 2002


     Revenues

     Product Sales - Revenues from product sales were $11,934 for the six months ended June 30, 2003 as compared to $857,692 for the six months ended June 30, 2002, representing a decrease of $845,758, or 98.6%. The decrease in revenues from product sales was a result of only minimal parts sales occurring in the six months ended June 30, 2003.

     Revenue Sharing Arrangements - Revenue from revenue sharing arrangements was $605,736 for the six months ended June 30, 2003 as compared to $615,210 for the six months ended June 30, 2002, representing a decrease of $9,474, or 1.5%. The decrease in revenue sharing revenue was not material.

     Maintenance Fee Revenues - Maintenance fee revenues were $155,815 for the six months ended June 30, 2003 and $119,248 for the six months ended June 30, 2002, representing an increase of $36,567, or 30.7%. This increase was due to the installation of additional products in hotels subsequent to June 30, 2002.


     Cost of Revenue

     Cost of Product Sales Revenue - Cost of product sales revenue for the six months ended June 30, 2003 was $39,809, compared to $646,252 for the six months ended June 30, 2002, a decrease of $606,443, or 93.8%. The significant decrease in costs of product sales revenue was due to the small number of sales during the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. The gross margin percentage on revenue from product sales revenue was (233.6%) for the six months ended June 30, 2003, compared to 24.7% for the six months ended June 30, 2002. The significant decrease in gross margin percentage was a result of inventory write-offs.

     Cost of Revenue Sharing Revenue - Cost of revenue sharing revenue was $358,242 for the six months ended June 30, 2003 and $328,939 during the six months ended June 30, 2002, representing an increase of $29,303, or 8.9%. The increase in the cost of revenue sharing revenue was due to an increased number of units previously placed pursuant to our revenue sharing program, and the resulting costs associated with maintaining such units. The gross margin percentage on revenue sharing revenue was 40.9% for the six months ended June 30, 2003 and 46.5% for the six months ended June 30, 2002. The decrease in gross margin percentage on revenue sharing revenue was primarily due to a small decrease in revenues generated by refreshment centers placed in client hotels pursuant to our revenue sharing program stemming from somewhat lower occupancy rates in such hotels.

     Cost of Maintenance Revenue - Cost of maintenance revenue was $86,314 for the six months ended June 30, 2003 and $201,772 for the six months ended June 30, 2002, representing a decrease of $115,458, or 57.2%. The gross margin percentage on maintenance revenues was 44.6% for the six months ended June 30, 2003 and (69.2%) for the six months ended June 30, 2002. The decrease in our cost of maintenance revenue related to the increase in gross margin related to a reduction in field operations personnel responsible for maintaining the units, and the avoidance of a significant event such as the one-time repair costs of $35,000 associated with a hotel property in the six months ended June 30, 2002.


     The changes and percent changes with respect to our revenues and our cost of revenue for the six months ended June 30, 2003 and 2002 are as follows:

                                       For the Six Months
                                          Ended June 30,
                                     -----------------------                    Percent
                                        2003         2002           Change       Change
-----------------------------------------------------------------------------------------

REVENUE
 Product sales                       $  11,934     $  857,692    $  (845,755)     (98.6%)
 Revenue-sharing arrangements          605,736        615,210         (9,474)      (1.5%)
 Maintenance fees                      155,815        119,248         36,567       30.7%
-----------------------------------------------------------------------------------------
    Total Revenue                      773,485      1,592,150       (818,665)     (51.4%)
-----------------------------------------------------------------------------------------


COST OF REVENUE
 Product sales                          39,809        646,252       (606,443)     (93.8%)
 Revenue-sharing arrangements          358,242        328,939         29,303       (8.9%)
 Maintenance                            86,314        201,772       (115,458)     (57.2%)
-----------------------------------------------------------------------------------------
                                       484,365      1,176,963       (692,598)     (58.8%)
-----------------------------------------------------------------------------------------

GROSS MARGIN PERCENTAGE
 Product sales                          (233.6%)         24.7%
 Revenue-sharing arrangements             40.9%          46.5%
 Maintenance                              44.6%        (69.2%)

    Total Gross Margin Percentage         37.4%          26.1%



     Although the preceding table summarizes the net changes and percent changes with respect to our revenues and our cost of revenue for the six months ended June 30, 2003 and 2002, the trends contained therein are limited and should not be viewed as a definitive indication of our future results.

     Operating Expenses

     Selling, General and Administrative - Selling, general and administrative expenses, exclusive of non-cash compensation expense, were $831,889 for the six months ended June 30, 2003 and $1,079,198 for the six months ended June 30, 2002, representing a decrease of $247,309, or 22.9%. Selling, general and administrative  expenses represented 107.9% of our total  revenue  for  the  six months  ended June 30, 2003 compared to 67.8% of our total revenue for  the  six months ended June 30, 2002. The decrease in our selling, general and administrative expenses reflects, in part, the management's continued focus on reducing fixed overhead expenses and variable costs.

     Research and Development Expenses - Research and development expenses were $20,724 for the six months ended June 30, 2003 and $130,953 for the six months ended June 30, 2002, representing a decrease of $110,229, or 84.2%. Research and development expenses represented only 2.7% of our total revenue for the six months ended June 30, 2003 and 8.2% of our total revenue for the six months ended June 30, 2002. The decrease in research and development expenses was primarily due to the completion of the research and development for our new windows-based platform and other products and reductions in our research and development staff.

     Non-Cash Compensation Expense - Non-cash compensation expense was $19,000 for the six months ended June 30, 2003 and $57,019 for the six months ended June 30, 2002.


     Other Expense, Net

     Other expense, net, was $345,022 for the six months ended June 30, 2003 and $200,755 for the six months ended June 30, 2002, representing an increase of $144,267. The increase was related to a promissory note with Ash Capital, LLC.


     Net Loss

     We incurred net losses of $928,456 and $1,142,894 during the six months ended June 30, 2003 and 2002, respectively. The $214,438 decrease in the loss attributable to common stockholders was due primarily to a decrease in fixed overhead expenses and slightly better operating margins. We have continued to incur losses subsequent to June 30, 2003 and, as a result, have experienced an increase in accumulated deficit. We believe that we will continue to incur losses for the foreseeable future.


Liquidity and Capital Resources

     We have been attempting to secure third-party equity financing since June 2002 and a new debt financier since September 18, 2002. To date, we have had no success in achieving either objective. We have reduced expenses in every way possible and management has not received compensation in nearly two months, but our cash position is extremely precarious. Consequently, if we are not able to secure a substantial equity infusion by September 1, 2003, it is likely that we will have no choice but to file for protection under the United States Federal bankruptcy laws.

     At June 30, 2003, SPE had an obligation for $1,413,458 outstanding under the financing arrangement, which is secured by the eRoomServ refreshment centers placed by the Company with hotel customers under qualified revenue-sharing agreements. The outstanding notes payable accrue interest at the seven-year U.S. Treasury Rate plus 12.5% per annum, which was approximately 18% at June 30, 2003. The notes payable are collateralized by eRoomServ refreshment centers with a carrying value of $1,568,353 at June 30, 2003. SPE holds payments from hotel customers in several restricted bank accounts for payment to the finance company and to the Company. As of June 30, 2003, the Company had $110,395 of restricted cash and non-current deposits of $73,688 that were designated for this purpose.

     On September 18, 2002, management was notified by AMRESCO Leasing Corporation of its intention to cease funding loans to the Company. There is no assurance that management will be successful in obtaining a new source of financing, and if successful, that the terms of such new financing will be favorable to the Company. If a new financing relationship is not procured, the financial condition and results of operation of the Company will likely be adversely affected. During 2003, AMRESCO Leasing Corporation assigned the rights to provide financing for SPE under the financing agreement to Boise Capital Group. No borrowing arrangements have been made with Boise Capital Group.

     Our selling, general and administrative expenses totaled $831,889 for the six months ended June 30, 2003 as compared to $1,079,198 for the six months ended June 30, 2002, a decrease of $247,309 or 22.9%. Despite this reduction, our selling, general and administrative expenses remain higher than our recurring revenues from existing revenue sharing and maintenance agreements. We have offset this shortfall, in part, by all executives foregoing salaries from April 4, 2003 forward. However, as outlined above, this negative trend has placed tremendous strain on cash flow and has put us in the position of having to procure new financing quickly or our business operations will have to be terminated.

     At June 30, 2003, our principal sources of liquidity consisted of $116,564 of cash, but this was offset by a working capital deficit of $912,780, as compared to $144,359 of cash and a working capital deficit of $482,150 at December 31, 2002. In addition, our stockholders' equity was $598,093 at June 30, 2003, compared to stockholders' equity of $1,392,529 at December 31, 2002, a decrease of $794,436. The decrease in cash, working capital and stockholders' equity reflects our continued losses, significant use of cash by our operations and our inability to generate sufficient revenue to sustain our operations.

     Our accumulated deficit at June 30, 2003 was $31,914,126 as compared to $30,985,670 at December 31, 2002, an increase of $928,456. The increase in accumulated deficit resulted from the net loss from operations for the six months ended June 30, 2003. We anticipate that our accumulated deficit will continue to increase for the foreseeable future.

     We used net cash of $88,323 in operating activities during the six months ended June 30, 2003 as compared to $1,520,280 in operating activities during the six months ended June 30, 2002. The $1,431,957 decrease in the use of net cash for operating activities primarily resulted from a decrease in material changes in accounts receivables, inventories, accounts payables, accrued liabilities, customer deposits and deferred maintenance revenues in the six months ended June 30, 2003 as compared to the six months ended June 30, 2002.

     Investing activities for the six months ended June 30, 2003 used net cash of $0 as compared to $1,952 used during the six months ended June 30, 2002, an immaterial change.

     Financing activities provided $60,528 during the six months ended June 30, 2003 as compared to net cash of $1,323,515 provided during the six months ended June 30, 2002. The primary source of cash during the six months ended June 30, 2003 was loans made to the Company by Ash Capital, LLC, and the decrease in net cash provided by financing activities resulted primarily from the lack of new financing activities in the six months ended June 30, 2003.

     The placement of products under revenue-sharing arrangements is capital intensive. We estimate that we must place approximately 10,000 more units pursuant to our revenue-sharing program, along with the continued sale and placement of our products, in order to provide adequate cash to sustain our operations. As of June 30, 2003, we had 5,339 units placed pursuant to our revenue-sharing program, inclusive of the 2,047 units previously held by RSi
BRE, Inc., which has been consolidated with the financial statements of the Company.

     Although we received proceeds from our financing arrangement with AMRESCO and, in March 2002, from our private placement of common stock, we have been unable to procure additional investment monies. We will require additional cash to finance our planned expansion, capital expenditures and to remain a viable business entity.

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



Contractual Cash      Payments Due by Period
Obligations                      Total       < 1 Year      1-3 Years     4-5 Years     > 5 Years
--------------------------------------------------------------------------------------------------
Long-term Debt                $ 2,470,349   $   829,216   $   873,432    $  659,286    $  108,415

Capital Lease Obligations           3,061         3,061             -             -             -

Operating Leases                        -             -             -             -             -

Other Long-term Obligations*    1,094,106       336,648       673,296        84,162             -
--------------------------------------------------------------------------------------------------
Total                         $ 3,567,516   $ 1,168,925   $ 1,546,728    $  743,448    $  108,415



* Assumes the consolidation of RSi BRE, Inc., our wholly owned, consolidated subsidiary, which we commenced consolidating in fiscal year 2002.

Recent Downturns in the Airline, Travel and Lodging Industries

     Due to the weakening economy and the events of September 11, 2001, the travel and lodging industries have experienced unprecedented downturns over the past 20 months. More specifically, the lodging industry has experienced lower hotel occupancy rates due to reduced business and leisure travel. Since the success of our business is directly linked to the performance of the travel and lodging industries, the substantial layoffs in these industries, the postponement of future hotel renovations and projects, the substantial drop-off in guest occupancy and the reduction in business and leisure travel, including convention traffic, have hurt our ability to finalize contracts with hotel properties with which we have been meeting and negotiating as well as obtain third-party financing. While the lodging market has shown limited signs of improvement over the past several months, in terms of occupancy rates, REVPAR and ADR numbers, the market remains materially weaker than prior to September 11, 2001. In this regard, there is no assurance that we will be able to close contracts with our current potential customers or that we will be successful in starting discussions with other hotel properties even if we procure the necessary third-party equity and debt financing, or enter into a sale or merger transaction with a third party.

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

     Our products are primarily marketed in the United States, but we eventually intend to further expand our marketing to the international lodging market and to other industries domestically and internationally assuming we secure sufficient third-party equity and debt financing. As a result, our financial results could be affected by weak economic conditions in foreign markets. Because all of our revenues will be denominated in U.S. Dollars, a strengthening of the dollar could make our products less competitive in foreign markets.

     As we expand operations internationally, we will continue to evaluate our foreign currency exposures and risks and develop appropriate hedging or other strategies to manage those risks. We have not revised our current business practices to conform to Europe's conversion to the Euro.

PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.

      In June 2002, we entered into a manufacturing relationship with IDW, which has manufacturing operations located in China. IDW manufactured 808 refreshment centers and 452 eRoomTrays on our behalf, relating to two hotels. Under the terms of the arrangement, we were contractually obligated to pay for the products over a certain period of time. We have failed to make the scheduled payments as they have come due and IDW provided written notice to us that we are in breach of the contract between us. IDW has requested that the two hotels make their respective monthly revenue sharing lease payments directly to them as opposed to us. These two hotels are making payments directly to IDW. We intend to pay the outstanding balance due and payable to IDW immediately upon securing sufficient third-party equity financing, if such financing is available.

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


Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits.

            Exhibit 31.   Certification of Principal Executive Officer

            Exhibit 32. Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b)  Reports on Form 8-K.

          On July 29, 2003, we filed a Current Report on Form 8-K with respect to the completion of Dr. Alan C. Ashton's term on the board of directors  and  compensation committee of the  Company  and  that  Dr.
          Ashton will not be on the ballot for re-election to the board of directors of the Company. Further, Dr. Ashton's decision was not related to any disagreement with the Company on any matter pertaining to the Company's operations, policies or practices.

          On July 31, 2003, we filed a Current Report on Form 8-K with respect to the resignation of Mr. John J. Prehn from the Board of Directors, Compensation Committee and Audit Committee of the Company. Mr. Prehn's resignation was not related to any disagreement with the Company on any matter pertaining to the Company's operations, policies or practices. In addition, the Current Report provided that as of July 31, 2003, Mr. Derek K. Ellis had resigned as chief accounting officer and treasurer of the Company. The resignation of Mr. Ellis was not related to any disagreement with the Company on any matter pertaining to the Company's operations, policies or practices. Mr. Ellis continues as an employee of the Company and serves as a member of the board of directors of its wholly owned subsidiaries, eRoomSystem Services, Inc., eRoomSystem SPE, Inc. and RSi BRE, Inc. Mr. David S. Harkness will serve as the chief accounting officer and treasurer until a suitable replacement is named.

          On August 19, 2003, we filed a Current Report on Form 8-K, concurrent with the filing of this Quarterly Report on Form 10-QSB, with respect to the certification by our Chief Executive Officer and Chief Accounting Officer, David S. Harkness, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


                                    SIGNATURE

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           eRoomSystem Technologies, Inc.
                           (Registrant)

Date:  August 19, 2003     By:  /s/  David Harkness
                                -------------------------
                                David Harkness

                           Its: President, Chief Executive Officer, Chairman,
                                Chief Financial Officer and Treasurer





Exhibits: The following exhibits are included as part of this report:

              Exhibit 31.   Certification of Principal Executive Officer

              Exhibit 32. Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002