Form 10QSB
period 2003-09-30
EROOMSYSTEM TECHNOLOGIES INC
filed 2003-11-19
CIK 1110361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	September 30, 2003

OR

☐         TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:	to

Commission file number:	000-31037

eRoomSystem Technologies, Inc.

(Exact name of small business issuer as
specified in its charter)

Nevada	87-0540713
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1072 Madison Avenue, Lakewood, NJ 08701
(Address of principal executive offices)

(800) 316-3070
(Issuer’s telephone number)

106 East 13200 South, Draper, UT 84020-8954
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES x NO o

Applicable Only to Issuers Involved in Bankruptcy Proceedings During the Preceding Five Years

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court.  YES o NO o

Applicable Only to Corporate Issuers

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

10,383,933 shares of common stock, $0.001 par value, as of November 1, 2003

Transitional Small Business Disclosure Format (check one):  YES o NO x

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

ASSETS

	September 30, 2003	December 31, 2002
CURRENT ASSETS
Cash	$76,647	$144,359
Accounts receivable, net of allowance for doubtful accounts of $271,949 at September 30, 2003 and $169,943 at December 31, 2002	214,796	335,763
Inventory	250,402	253,561
Prepaid expenses	1,849	107,085
Total Current Assets	543,694	840,768

REFRESHMENT CENTERS IN SERVICE, net of accumulated depreciation of $2,242,270 at September 30, 2003 and $1,717,753 at December 31, 2002
	3,026,183	3,598,154

PROPERTY AND EQUIPMENT
Production equipment	22,210	93,460
Computer equipment	74,203	74,203
Vehicles and other	43,559	65,795
	139,972	233,458
Less accumulated depreciation and amortization	(113,689)	(112,357)
Net Property and Equipment	26,283	121,101

DEPOSITS	73,688	75,688

Total Assets	$3,669,848	$4,635,71

See accompanying notes to unaudited condensed consolidated financial statements.

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

LIABILITIES AND STOCKHOLDERS’ EQUITY (UNAUDITED)

	September 30, 2003	December 31, 2002

CURRENT LIABILITIES
Notes payable and current portion of long-term debt	$761,381	$407,117
Current portion of capital lease obligations	1,341	5,666
Accounts payable	534,669	562,277
Accrued liabilities	456,831	219,423
Accrued interest	21,657	23,092
Customer deposits	11,758	11,758
Deferred maintenance revenue	102,204	93,585
Total Current Liabilities	1,889,841	1,322,918

Long-Term Liabilities
Long-term debt, net of current portion	1,750,325	1,920,264

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares outstanding	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized; 10,983,933 shares and 10,897,931 shares outstanding at September 30, 2003 and December 31, 2002, respectively	10,984	10,898
Additional paid-in capital	32,161,150	31,570,454
Warrants and options outstanding	577,617	1,028,897
Notes receivable from shareholders	(240,315)	(232,050)
Accumulated deficit	(32,479,754)	(30,985,670)
Total Stockholder's Equity	29,682	1,392,529

Total Liabilities and Stockholders' Equity	$3,669,848	$4,635,71

See accompanying notes to unaudited condensed consolidated financial statements.

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2003	2002	2003	2002
REVENUE
Product sales	$4,947	$38,468	$16,881	$896,160
Revenue-sharing arrangements	247,460	280,525	828,664	895,735
Maintenance fees	81,757	119,211	237,571	238,459
Total Revenue	334,164	438,204	1,083,116	2,030,354

COST OF REVENUE
Product sales	853	192,097	40,663	838,349
Revenue-sharing arrangements	178,853	164,707	537,095	493,646
Maintenance	33,800	185,668	120,114	387,440
Total Cost of Revenue	213,506	542,472	697,872	1,719,435

Gross Margin	120,658	(104,268)	385,244	310,919

OPERATING EXPENSES
Selling, general and administrative (exclusive of non-cash compensation expense)	446,848	615,134	1,199,421	1,672,005
Research and development	1,251	71,992	21,974	202,945
Loss on disposal of refreshment centers	—	—	941	90,156
Non-cash compensation	—	(53,440)	19,000	3,579
Total Operating Expenses	448,099	633,686	1,241,336	1,968,685

Loss From Operations	(327,441)	(737,954)	(856,092)	(1,657,766)

OTHER INCOME (EXPENSE)
Interest expense	(242,319)	(122,229)	(648,130)	(358,498)
Interest and other income	3,068	60,303	10,139	73,489
Other Income and Expense, Net	(239,251)	(61,926)	(637,991)	(285,009)

Net Loss	$(566,692)	$(799,880)	$(1,494,083)	$(1,942,775)

Basic and Diluted Loss Per Common Share	$(0.05)	$(0.08)	$(0.14)	$(0.20)
Basic and Diluted Weighted-Average Common Shares Outstanding	10,983,933	10,554,158	10,965,346	9,848,00

See accompanying notes to unaudited condensed consolidated financial statements.

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30,

	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,494,083)	$(1,942,775)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	582,951	620,108
Interest income from shareholder receivables	(8,265)	(8,265)
Loss on disposal of assets and unrealized residuals	83,838	90,156
Amortization of deferred offering costs and accretion of debt discount	266,951	2,262
Non-cash compensation expense	19,000	3,578
Changes in operating assets and liabilities::
Accounts receivable	120,967	118,025
Inventory	3,159	(18,857)
Prepaid expenses	107,236	(17,258)
Accounts payable	(2,609)	114,431
Accrued liabilities	235,973	(303,617)
Customer deposits and deferred maintenance revenue	8,619	(231,907)
Net Cash Used In Operating Activities	(76,263)	(1,574,119)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to refreshment centers placed in service	—	(504,655)
Purchase of property and equipment	—	(76,557)
Net Cash Used In Investing Activities	—	(581,212)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	289,572	317,221
Principal payments on notes payable	(276,696)	(324,926)
Principal payments on capital lease obligations	(4,325)	(11,689)
Proceeds from issuance of common stock and warrants	—	1,297,605
Proceeds from exercise of stock options	—	15,150
Proceeds from collection of notes receivable from shareholder	—	26,000
Net Cash Provided by Financing Activities	8,551	1,319,361

Net Decrease in Cash	(67,712)	(835,970)
Cash at Beginning of Period	144,359	1,070,974

Cash at End of Period	$76,647	$235,004

Supplemental Cash Flows Information
Cash paid for interest	$190,364	$179,007
Supplemental Disclosure of Noncash Investing and Financing Activities
Conversion of accounts payable into common stock	$—	$66,429
Conversion of accounts payable into note payable	25,000	—

See accompanying notes to unaudited condensed consolidated financial statements.

NOTE 1 -- Organization and Nature of Operations

Condensed Financial Statements

The accompanying unaudited condensed consolidated financial statements of eRoomSystem Technologies, Inc. and subsidiaries (the “Company”) are condensed and, therefore, do not include all disclosures normally required by generally accepted accounting principles.  These statements should be read in conjunction with the Company’s annual financial statements included in the Company’s December 31, 2002 Annual Report on Form 10-KSB.  In particular, the Company’s organization and nature of operations were presented in Note 1 and its significant accounting principles were presented as Note 2 to the consolidated financial statements in that report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements and consist of only normal recurring adjustments.  The results of operations presented in the accompanying condensed consolidated financial statements for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2003.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of eRoomSystem Technologies, Inc. and its wholly owned subsidiaries.  Intercompany accounts and transactions have been eliminated in consolidation.

RSI BRE is a special purpose entity in which the Company does not have operating control but owns 100 percent of the outstanding capital stock.  In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (“FIN 46”).  FIN 46 defined variable interest entities and modified the requirements for their consolidation from ownership of a controlling voting interest to holding a majority variable interest and being the primary beneficiary of the variable interest entity.  The Company elected to adopt FIN 46 at December 31, 2002; accordingly, the investment in RSI BRE is presented on a consolidated basis in the accompanying financial statements at September 30, 2003, December 31, 2002 and for the three and nine months ended September 30, 2003.  Under the guidance of FIN 46, the accompanying financial statements for the three and nine months ended September 30, 2002 have been restated to account for the investment in RSI BRE on a consolidated basis.  There was no effect on net loss for the three and nine months ended September 30, 2003 or 2002 as a result of adopting FIN 46 as 100 percent of the loss from RSI BRE was previously recognized under the equity method of accounting.

Stock-Based Compensation

            At September 30, 2003, the Company has one stock-based employee compensation plan.  The Company accounts for the plan under the recognition method and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations.  During the nine months ended September 30, 2003 and 2002, the Company recognized $19,000 and $3,579, respectively, of compensation expense relating to stock options and warrants.

The following table illustrates the effect on net loss and basic and diluted loss per common share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net loss, as reported	$(566,692)	$(799,880)	$(1,494,083)	$(1,942,775)
Add: Stock-based employee compensation expense (benefit) included in net loss	--	(53,440)	19,000	3,579
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	--	(556,551)	(19,000)	(570,387)
Pro forma net loss	$(566,692)	$(1,409,871)	$(1,494,083)	$(2,509,583)
Basic and diluted loss per common share as reported	$(0.05)	$(0.08)	$(0.14)	$(0.20)
Basic and diluted loss per common share pro forma	$(0.05)	$(0.13)	$(0.14)	$(0.25)

Net Loss per Common Share

Basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding.  Unvested common shares are considered to be stock options for purposes of computing loss per share and are not included in the weighted-average number of common shares outstanding.  Diluted loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares and dilutive potential common share equivalents outstanding.  As of September 30, 2003, there were options and warrants outstanding to purchase 2,262,046 common shares that were not included in the computation of diluted loss per common share as their effect would have been anti‑dilutive, thereby decreasing the loss per common share.  As of September 30, 2002, there were options and warrants outstanding to purchase 3,059,180 common shares and 79,995 unvested common shares that were not included in the computation of diluted loss per common share as their effect would have been anti-dilutive, thereby decreasing the loss per common share

During the three months ended September 30, 2003, options and warrants to purchase 686,287 shares of common stock with exercise prices ranging from $4.00 to $12.80 expired.  During the nine months ended September 30, 2003, options and warrants to purchase 802,614 shares of common stock with exercise prices ranging from $0.20 to $12.80 expired.

NOTE 2 – BUSINESS CONDITION

Since inception, the Company has suffered recurring losses. During the year ended December 31, 2002 and the nine months ended September 30, 2003, the Company had net losses of  $3,550,923 and $1,494,083, respectively. During the year ended December 31, 2002 and the nine months ended September 30, 2003, the Company's operations used $1,626,305 and $76,263 of cash, respectively. The Company had a cash balance of $76,647 as of September 30, 2003 of which $62,255 was restricted for the purpose of paying certain long-term obligations.  At September 30, 2003, the Company had a working capital deficit of $1,346,147.  On October 1, 2003 the Company had a change in management and issued secured convertible promissory notes in the original principal amount of $250,000.  There is still substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.  In the event the Company is unable to obtain additional financing in the near term, management is prepared to seek bankruptcy protection from creditors.

NOTE 3 – NOTES PAYABLE AND LONG-TERM DEBT

Amresco Financing Agreement

            Under the terms of a financing agreement with AMRESCO Leasing Corporation, (the “finance company”), the finance company had agreed to fund up to 150% of the Company’s product costs for each eRoomServ refreshment center that had been in service for 90 days, subject to the related hotel customer meeting certain requirements and other conditions during that period.  As part of the financing agreement, the Company formed eRoomSystem SPE, Inc. (“SPE”), a wholly owned, consolidated subsidiary.  SPE owns all of the eRoomServ refreshment centers funded by the finance company as well as the related revenue-sharing agreements.  The finance company has a senior security interest in the eRoomServ refreshment centers financed under the financing agreement and the corresponding revenue sharing agreements.  SPE is obligated to repay the amount borrowed under the terms of a note payable corresponding to each funding, pursuant to the financing agreement over seven years, plus interest, at a variable interest rate determined at the time of each funding.

            On September 18, 2002, management was notified by the finance company of its intention to cease funding loans to the Company.  There is no assurance that management will be successful in obtaining a new source of financing, and if successful, that the terms of such new financing will be favorable to the Company.  If a new financing relationship is not procured, the financial condition and results of operation of the Company will likely be adversely affected.  During 2003, the finance company assigned the rights to provide financing for SPE under the financing agreement to Boise Capital Group, LLC.  No borrowing arrangements have been made with Boise Capital Group.

            At September 30, 2003, SPE had an obligation for $1,346,075 outstanding under the financing arrangement, which is secured by the eRoomServ refreshment centers placed by the Company with hotel customers under qualified revenue-sharing agreements.  The outstanding notes payable at September 30, 2003, had accrued interest at the seven-year treasury rate plus 12.5% per annum, which was 17.19% at September 30, 2003. On October 1, 2003, due to new management’s negotiations with the finance company, the interest rate has been lowered to 8% for the next two years and then 10% for the remainder of each note.  The notes payable are collateralized by eRoomServ refreshment centers with a carrying value of $1,485,648 at September 30, 2003.  SPE holds payments from hotel customers in several restricted bank accounts for payment to the finance company and to the Company.  As of September 30, 2003, the Company had $62,255 of restricted cash and non-current deposits of $73,688 that were designated for this purpose.

            The Company has entered into an additional agreement with the finance company that is discussed in Note 5.

Convertible Note Payable to Stockholder

            On November 8, 2002, the Company entered into a promissory note with Ash Capital, LLC for proceeds of up to $322,500.  The note bears interest at 8%.  The principal and interest are due on November 8, 2003.  All past due amounts and accrued interest thereon bear interest at 18%.  During the nine months ended September 30, 2003, the Company borrowed $120,500 under the terms of the promissory note and transferred $25,000 from an accounts payable due to Ash Capital, which increased the principal amount of the promissory note to $347,500.  The maturity date has been extended to the earlier of November 8, 2007 or the maturity of $250,000 of convertible notes payable due to Gestetner Group, LLC (see Note 5).

            At any time, principal and accrued interest on the promissory note is convertible into Series D Convertible Preferred Stock at $0.90 per share. Each share of the Series D Convertible Preferred Stock is convertible into six shares of common stock, at the rate of $0.15 per share of Series D Preferred Stock.  If the conversion date is after November 8, 2003, the promissory note can be converted into 17.8% of the lesser of the authorized capital stock or the outstanding capital stock of the Company.  The Company has agreed not to increase the outstanding capital stock of the Company or issue securities convertible into capital stock without prior consent of Ash Capital.

            The Company determined that Ash Capital LLC received a beneficial conversion option valued at $322,500 on November 8, 2002.  Accordingly, the Company has allocated all of the $120,500 of proceeds received during the nine months ended September 30, 2003 to the beneficial conversion option that resulted in an offsetting discount to the note payable.  The discount on the note payable, including the unamortized discount at December 31, 2002, is being amortized to interest expense from the dates proceeds were received through November 8, 2003, in accordance with EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Ratios, and EITF 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, and amounted to $264,229 of accretion of the discount during the nine months ended September 30, 2003.  The unamortized discount on the note was $39,853 at September 30, 2003.

            The Company has entered into additional agreements with Ash Capital LLC that are discussed further in Note 5.

NOTE 4 – Commitments and Contingencies

In November 2002, a former landlord in St. George, Utah filed a lawsuit against the Company that alleged breach of a lease agreement.  On March 6, 2003, summary judgment was granted to the former landlord.  As a result, the Company is indebted to the former landlord in the amount of $41,000, plus attorney’s fees to be determined by the court.

NOTE 5 – SUBSEQUENT EVENTS

On October 1, 2003, the Company entered into a series of agreements with third parties in conjunction with debt financing and restructuring as follows.

On October 1, 2003, the Company issued secured convertible promissory notes (“Notes”), in the original principal amount of $250,000, collectively, to Gestetner Group, LLC, a New Jersey limited liability company, and several third parties (collectively, the “Noteholders”).  David A. Gestetner, our Chief Executive Officer and President is the Managing Member of the Gestetner Group, LLC. The terms of the Notes include, inter alia, (i) for interest to accrue at the rate of 8% per annum, (ii) a maturity date of the earlier of (a) October 1, 2008, (b) the date of approval of the Board of Directors regarding the merger of the Company with or into any third party or the sale of all or substantially all of the assets of the Company, or (c) the date of the closing of any financing (other than commercial credit facilities), the gross proceeds of which are at least $1,000,000 and (iii) the right of the Noteholders, at any time, to convert all outstanding principal and accrued and unpaid interest into shares of common stock of the Company at the rate of $0.05 per share; provided, however, that the Company shall have the right to not permit the conversion if such conversion would result in the Noteholders holding, in the aggregate and on a fully-diluted basis, more than 49% of the outstanding common stock of the Company.  In addition, the Noteholders have been issued, collectively, warrants to purchase 5,000,000 shares of common stock of the Company, exercisable at $0.05 per share at any time through October 1, 2008.

The proceeds were allocated between the Notes and warrants based on their relative fair values, with $36,286 allocated to the Notes and $213,714 allocated to the warrants. In addition, the Noteholders received a beneficial conversion option of $36,286. The resulting $250,000 discount to the Notes will be amortized over the expected five-year term of the Notes as interest expense.

As a requirement of the October 1, 2003, Gestetner Group, LLC funding arrangement, the Company entered into an agreement with AMRESCO Leasing Corporation that states for the two-year period commencing on October 1, 2003, the rate at which interest is accruing on debt obligations owed by the Company to AMRESCO shall be reduced to eight percent per annum, and from October 1, 2005 until the debt obligations have been paid in full, the rate at which interest is accruing will be ten percent per annum. Previously, the debt obligations were accruing interest at the seven-year treasury rate plus 12.5 percent. In consideration for the reduction in the interest rate, the Company issued AMRESCO a warrant to purchase 400,000 shares of common stock, exercisable at $0.10 per share through October 1, 2008. If at anytime after December 31, 2005, the warrant has an intrinsic value greater than $300,000 based upon the then current trading price of the Company’s common stock, then AMRESCO will have the right to “put” the warrant back to the Company in exchange for $200,000 payable in 12 equal consecutive monthly installments with the first payment to be made on the last day of the month in which the “put” occurs. The warrants to purchase 400,000 shares of common stock were recognized in October 2003 as a troubled debt restructuring, with the $116,705 fair value of the warrants recorded as a discount to the notes payable to be amortized over the remaining life of the notes as a charge to interest expense.

On October 1, 2003, Ash Capital, LLC agreed to amend the terms of its secured convertible promissory note with the Company to (i) extend the maturity date to the earlier of November 8, 2007 or the maturity date of the Notes issued to the Noteholders and (ii) include as an additional event of default any default of the Company under the Notes. In addition, the Company issued Ash Capital, LLC a contingent warrant to purchase shares of common stock, exercisable at $0.13 per share through October 1, 2008. The terms of the warrant provide that the number of shares exercisable by Ash Capital, LLC will be determined by a formula, [A – B] times C, whereby (i) A equals the aggregate number of shares of the Company’s common stock that are, on the date of the exercise of the Ash Capital warrant, issued to and held by any of the Gestetner Group, LLC and the other lenders that purchased the $250,000 secured convertible promissory note on October 1, 2003, (ii) B equals 10,000,000 and (iii) C equals .07. If and when the contingent warrants are exercisable, the Company will record the fair value of the warrants as a discount to the note payable to be amortized over the remaining life of the note as a charge to interest expense.

On October 1, 2003, Ash Capital, LLC and Gestetner Group, LLC entered into an Intercreditor and Collateral Agency Agreement that provides for the secured obligations of the Company to both parties to rank equally. Ash Capital is to serve on its own behalf and as the agent for Gestetner Group, LLC, based upon its written instruction, to foreclose upon, collect and dispose of all or any portion of the collateral set forth in Ash Capital’s secured convertible promissory note and the Notes should a default occur by the Company under the terms of such agreements. In addition, for the term of the Notes, Ash Capital has agreed, subject to obtaining the prior written consent of Gestetner Group, LLC otherwise, to vote or to cause any of its affiliates or subsidiaries to vote all of its or their shares of common stock of the Company (i) for the election of any two nominees of the Noteholders and (ii) against any increase in the size of the Board of Directors of the Company above four members.

On October 1, 2003, David S. Harkness entered into a Termination and Release Agreement that provides for the surrender by the Company of a promissory note, previously issued by Mr. Harkness in the original principal amount of $78,000, in exchange for the surrender by Mr. Harkness of 300,000 shares of common stock. In conjunction with the surrender of past compensation by Mr. Harkness, the Company issued to him an option to purchase 300,000 shares of common stock at $0.26 per share. Under the terms of the Termination and Release Agreement, Mr. Harkness resigned as Chief Executive Officer, President and Chairman of the Board of Directors, as well as all officer and director positions held in subsidiaries thereof.

On October 1, 2003, Gregory L. Hrncir entered into a Termination and Release Agreement that provides for the surrender by the Company of a promissory note, previously issued by Mr. Hrncir in the original principal amount of $58,500, in exchange for the surrender by Mr. Hrncir of 225,000 shares of common stock. In conjunction with the surrender of past compensation by Mr. Hrncir, the Company issued to him an option to purchase 225,000 shares of common stock at $0.26 per share. Under the terms of the Termination and Release Agreement, Mr. Hrncir resigned as Chief Operating Officer, General Counsel and Secretary of the Company, as well as all officer and director positions held in subsidiaries thereof. In addition, on October 1, 2003, the Company entered into a three-month Consulting Agreement with Mr. Hrncir that provides for the issuance of an option to purchase 100,000 shares of common stock at $0.10 per share and the payment of a monthly consulting fee of $6,000.

On October 2, 2003, Derek K. Ellis entered into a Termination and Release Agreement that provides for the surrender by the Company of a promissory note, previously issued by Mr. Ellis in the original principal amount of $19,500, in exchange for the surrender by Mr. Ellis of 75,000 shares of common stock. In conjunction with the surrender of past compensation by Mr. Ellis, the Company issued to him an option to purchase 75,000 shares of common stock at $0.26 per share. Previously, on July 31, 2003, Mr. Ellis had resigned as Chief Financial Officer and Treasurer of the Company. In addition, on October 2, 2003, the Company entered into a Consulting Agreement with Mr. Ellis that provides for the issuance of a five-year option to purchase up to 180,000 shares of common stock, which option vests upon the occurrence of certain events, at $0.10 per share and the payment of a monthly consulting fee of $10,000 for the first month and $3,120 for a minimum of five, and up to seven, subsequent months subject to the occurrence of certain events.

The Company will record the forgiveness of the notes receivable from stockholders and relinquishment of the related 600,000 shares of common stock by reversing the notes receivable to common stock and additional paid-in capital.

The Company accounted for the settlement of $211,446 of accrued compensation due to officers and the issuance of 600,000 five-year stock options to officers with a fair value of $171,741 (assuming volatility of 173%, a risk-free interest rate of 2.84%, an estimated life of five years and a 0% dividend rate), resulting in a gain on forgiveness of debt of $39,706.

On October 1, 2003, the Company entered into an employment agreement with David Gestetner to become Chief Executive Officer and President of eRoomSystem Technologies, Inc. The terms of the employment contract provide for a salary of $100,000 per annum and a term of two years, with automatic one-year extensions.

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

Overview

eRoomSystem Technologies, Inc. is a Nevada corporation that was incorporated on August 31, 1999. Our core business is the development and installation of an intelligent, in‑room computer platform and communications network, or the eRoomSystem, for the lodging industry.  The eRoomSystem is a computerized platform and processor-based system designed to collect and control data.  The eRoomSystem supports our fully automated and interactive eRoomServ refreshment centers, eRoomSafes, and other proposed applications. In addition, we have expanded the products and services offered through the introduction in 2002 of our eRoomEnergy products, the eRoomServ upright multi-vending rack and the eRoomTray (ambient tray for dry goods). Additional products and services will include information management services, additional in‑room energy management capabilities, credit card/smart card capabilities for direct billing and remote engineering and maintenance services.

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

One of the byproducts of our technology is the information we have collected since our first product installation.  To date, we have collected several million room-nights of data. Through our eRoomSystem, we are able to collect information regarding the usage of our products on a real-time basis. We use this information to help our customers and increase their operating efficiencies. In the event we are able to solidify our business and procure the requisite third-party equity and debt financing, we also intend to market this information to suppliers of goods sold in our eRoomServ refreshment centers and to other users desiring information on the buying patterns of hotel guests for goods and services. However, if we do not obtain a significant equity infusion by April 1, 2004, or reach agreement on the sale or merger of the Company with a third party, it is highly likely that we will be forced to seek protection under the United States Federal bankruptcy laws.

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

Our dependence on the lodging industry makes us vulnerable to downturns in the lodging industry caused by the general economic environment. Over the past two years, the lodging industry in the United States has experienced a decrease in occupancy rates, revenue per available room, or revPAR, as well as a downturn in domestic airline travel. The industry downturn has resulted in many hotels delaying or declining to purchase or place our in-room products as well as failing to renew our maintenance agreements. In addition, we believe the lodging industry downturn has resulted in fewer purchases by hotel guests of goods and services from our products installed in hotels and consequently affected our revenue-sharing revenues.

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

AMRESCO Leasing Corporation, or ALC, which previously provided more than $1,600,000 in financing relating to our products placed pursuant to revenue sharing contracts, notified us in writing on September 18, 2002 of its intention to cease funding loans to us. Shortly following notification from ALC, BCG Asset Management, LLC, a limited liability company comprised of two of AMRESCO’s former principals, purchased the exclusive rights to provide post-installation financing for the funding of eRoomSystem products placed on a revenue sharing basis. If a new financing relationship and sufficient third-party equity financing is not procured by April 1, 2004, we will likely be forced to seek protection under the United States Federal bankruptcy laws.

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

Results of Operations

Comparison of Three Months Ended September 30, 2003 and 2002

Revenues

Product Sales — Revenues from product sales were $4,947 for the three months ended September 30, 2003, compared to $38,468 for the three months ended September 30, 2002, representing a decrease of $33,521, or 87.1%.  The decrease in revenues from product sales was due to the reduced number of sales of eRoomServ refreshment centers, eRoomSafes and eRoomTrays sold during the three months ending September 30, 2003 as compared to the three months ended September 30, 2002.

Revenue Sharing Arrangements — Our revenue from revenue sharing arrangements was $247,460 for the three months ended September 30, 2003, compared to $280,525 for the three months ended September 30, 2002, representing a decrease of $33,065, or 11.8%.  The decrease in revenue from revenue sharing arrangements was due primarily to not receiving any revenue from two properties that are in financial distress during the three months ended September 30, 2003.

Maintenance Fee Revenues — Our maintenance fee revenues were $81,757 for the three months ended September 30, 2003, compared to $119,211 for the three months ended September 30, 2002, representing a decrease of $37,454, or 31.4%. The decrease was due primarily to the expiration and/or temporary suspension of certain maintenance agreements outstanding.

Cost of Revenue

Cost of Product Sales Revenue — Our cost of product sales revenue for the three months ended September 30, 2003 was $853 compared to $192,097 for the three months ended September 30, 2002, a decrease of $191,244, or 99.6%.  The gross margin percentage on revenue from product sales revenue was 82.8% for the three months ended September 30, 2003 compared to (399.4)% for the three months ended September 30, 2002.  The significant decrease in our cost of product sales revenue was due to the lack of new product placements. The significant increase in our gross margin percentage on revenue from product sales revenue was due to a one-time charge of $152,000 incurred in the three months ended September 30, 2002 relating to a write-down in inventory expressly used for our side-vend design refreshment center units.  Based on the significant feedback from our hotel clients, we transitioned our refreshment center product line to an upright-vend design in 2002, thereby obviating a material percentage of the value of our side-vend design inventory other than as relates to maintenance of existing side-vend units in the field.

Cost of Revenue Sharing Revenue — Our cost of revenue sharing revenue was $178,853 for the three months ended September 30, 2003, compared to $164,707 during the three months ended September 30, 2002, representing an increase of $14,146, or 8.6%.  The increase in the cost of revenue sharing revenue was due to the increased placement of units pursuant to our revenue sharing program.  The gross margin percentage on revenue sharing revenue was 27.7% for the three months ended September 30, 2003 and 41.3% for the three months ended September 30, 2002.  The decrease in gross margin percentage on revenue sharing revenue for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002 was due to the decrease in revenue compared to a more stable cost of revenue.

Cost of Maintenance Fee Revenue — Our cost of maintenance fee revenue was $33,800 for the three months ended September 30, 2003, compared to $185,668 for the three months ended September 30, 2002, representing a decrease of $151,868, or 81.8%.  The gross margin percentage on maintenance fee revenues was 58.7% for the three months ended September 30, 2003 and (55.7%) for the three months ended September 30, 2002.  The marked decrease in our cost of maintenance fee revenue and the increase in gross margin percentages for the three months ended September 30, 2002 as compared to the three months ended September 30, 2002 was due to the Company’s improved efficiencies in maintaining its products placed in the field and the decrease in fixed overhead relating to the field operations department.

The changes and percent changes with respect to our revenues and our cost of revenue for the three months ended September 30, 2003 and 2002 are as follows:

	For the Three Months Ended September 30,
	2003	2002	Change	Percent Change
Revenue
Product sales	$4,947	$38,468	$(33,521)	(87.1) %
Revenue-sharing arrangements	247,460	280,525	(33,065)	(11.8) %
Maintenance fees	81,757	119,211	(37,454)	(31.4) %
Total Revenue	$334,164	$438,204	$(104,040)	(23.7) %

Cost of Revenue
Product sales	$853	$192,097	$(191,244)	(99.6) %
Revenue-sharing arrangements	178,853	164,707	14,146	8.6%
Maintenance	33,800	185,668	(151,868)	(81.8) %
Total Cost of Revenue	$213,506	$542,472	$(328,966)	(60.6) %

Gross Margin PERCENTAGE
Product sales	82.8%	(399.4) %
Revenue-sharing arrangements	27.7%	41.3%
Maintenance	58.7%	(55.7) %
Total Gross Margin Percentage	36.1%	(23.8) %

Although the preceding table summarizes the net changes and percent changes with respect to our revenues and our cost of revenue for the three months ended September 30, 2003 and 2002, the trends contained therein are limited and should not be viewed as a definitive indication of our future results.

Operating Expenses

Selling, General and Administrative — Selling, general and administrative expenses, exclusive of non-cash compensation expense, were $446,848 for the three months ended September 30, 2003, compared to $615,134 for the three months ended September 30, 2002, representing a decrease of $168,286, or 27.4%.  The decrease in our selling, general and administrative expenses from the three months ended September 30, 2003 to the three months ended September 30, 2002 reflects our ongoing efforts to further reduce fixed overhead expenses.

Research and Development Expenses — Research and development expenses were $1,251 for the three months ended September 30, 2003, compared to $71,992 for the three months ended September 30, 2002, representing a decrease of $70,741, or 98.3%.  Research and development expenses represented 0.4% of our total revenue for the three months ended September 30, 2003 and 16.4% of our total revenue for the three months ended September 30, 2002.  The decrease in research and development expenses was primarily due to the completion of our Version 4 windows-based software platform, the upright-vend design refreshment center and the eRoomTray in 2002.

Non-Cash Compensation Expense — Non-cash compensation expense was zero for the three months ended September 30, 2003, compared to ($53,440) for the three months ended September 30, 2002, a decrease of $53,440.

Other Income and Expense, Net

Other income and expense, net was $239,251 for the three months ended September 30, 2003, compared to $61,926 for the three months ended September 30, 2002, representing an increase of $177,325. The increase was due primarily to the increase in our interest expense relating to our borrowings from the finance company and other third parties, and a decrease in our interest and other income.

Net Loss

We incurred net losses of $566,692 and $799,880 during the three months ended September 30, 2003 and 2002, respectively. The $233,188 decrease in net loss was due primarily to a material decrease in cost of maintenance revenue and total operating expenses. We have continued to incur losses subsequent to September 30, 2003 and, as a result, have experienced an increase in accumulated deficit.  We believe that we will continue to incur losses for a period of time.

Comparison of Nine months Ended September 30, 2003 and 2002

Revenues

Product Sales —  Revenues from product sales were $16,881 for the nine months ended September 30, 2003, compared to $896,160 for the nine months ended September 30, 2002, representing a decrease of $879,279, or 98.1%.  The decrease in revenues from product sales was due to the reduced number of Refreshment Centers, eRoomSafes, and eRoomTrays sold during the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. The primarily reason for the reduced sales volume was the Company’s weak financial condition and significantly reduced sales force.

Revenue Sharing Arrangements — Our revenue from revenue sharing arrangements was $828,664 for the nine months ended September 30, 2003, compared to $895,735 for the nine months ended September 30, 2002, representing a decrease of $67,071, or 7.5%.  The decrease in revenue from revenue sharing arrangements was due primarily to the one revenue sharing property purchasing the units installed at its hotel and subject to a revenue sharing agreement with us, along with another property filing for protection under the Federal bankruptcy laws. Regarding the property that filed for bankruptcy protection, we have not received payment under the terms of the revenue sharing agreement with them since early in the first quarter of 2003.

Maintenance Fee Revenues — Our maintenance fee revenues were $237,571 for the nine months ended September 30, 2003, compared to $238,459 for the nine months ended September 30, 2002, representing a decrease of $888, or 0.4%.  The decrease was not material.

Cost of Revenue

Cost of Product Sales Revenue — Our cost of product sales revenue for the nine months ended September 30, 2003 was $40,663, compared to $838,349 for the nine months ended September 30, 2002, a decrease of $797,686, or 95.1%.  The decrease was due to extremely limited product sales during the nine months ended September 30, 2003, as compared to the nine months ended September 30, 2002, resulting from the Company’s weak financial condition and significantly reduced sales force. The gross margin percentage on revenue from product sales revenue was (140.8)% for the nine months ended September 30, 2003 compared to 6.5% for the nine months ended September 30, 2002.  The decrease in gross margin percentage on revenue from product sales revenue was due to the reduced sales volume and the write off of inventory.

Cost of Revenue Sharing Revenue — Our cost of revenue sharing revenue was $537,095 for the nine months ended September 30, 2003, compared to $493,646 during the nine months ended September 30, 2002, representing an increase of $43,449, or 8.8%.  The increase in the cost of revenue sharing revenue was due to the addition of two Revenue Sharing properties in the fourth quarter of 2002.  The gross margin percentage on revenue sharing revenue was 35.2% for the nine months ended September 30, 2003 and 44.9% for the nine months ended September 30, 2002.  The decrease in gross margin percentage on revenue sharing revenue from the nine months ended September 30, 2003 to the nine months ended September 30, 2002 reflects both the decrease in revenue due to two Revenue Sharing properties that aren’t producing revenue, and the increase in cost of revenue due to the installation of two new properties.

Cost of Maintenance Fee Revenue — Our cost of maintenance fee revenue was $120,114 for the nine months ended September 30, 2003, compared to $387,440 for the nine months ended September 30, 2002, representing a decrease of $267,326, or 69.0%.  The gross margin percentage on maintenance fee revenues was 49.4% for the nine months ended September 30, 2003 and (62.5)% for the nine months ended September 30, 2002.  The material decrease in our cost of maintenance fee revenue and the increase in gross margin percentages from the nine months ended September 30, 2003 to the nine months ended September 30, 2002 reflects better operating efficiencies and lower fixed overhead in our field operations department and less material maintenance issues with our equipment installed at our hotel client’s property.

The changes and percent changes with respect to our revenues and our cost of revenue for the nine months ended September 30, 2003 and 2002 are as follows:

	For the Nine Months Ended September 30,		Change	Percent Change
	2003	2002
Revenue
Product sales	$16,881	$896,160	$(879,279)	(98.1)%
Revenue-sharing arrangements	828,664	895,735	(67,071)	(7.5)%
Maintenance fees	237,571	238,459	(888)	(0.4)%
Total Revenue	$1,083,116	$2,030,354	$(947,238)	(46.7)%

Cost of Revenue
Product sales	$40,663	$838,349	$(797,686)	(95.1)%
Revenue-sharing arrangements	537,095	493,646	43,449	8.8%
Maintenance	120,114	387,440	(267,326)	(69.0)%
Total Cost of Revenue	$697,872	$1,719,435	$(1,021,563)	(59.4)%

Gross Margin PERCENTAGE
Product sales	(140.9)%	6.5%
Revenue-sharing arrangements	35.2%	44.9%
Maintenance	49.4%	(62.5)%
Total Gross Margin Percentage	35.6%	15.3%

Although the preceding table summarizes the net changes and percent changes with respect to our revenues and our cost of revenue for the nine months ended September 30, 2003 and 2002, the trends contained therein are limited and should not be viewed as a definitive indication of our future results.

Operating Expenses

Selling, General and Administrative — Selling, general and administrative expenses, exclusive of non-cash compensation expense, were $1,199,421 for the nine months ended September 30, 2003, compared to $1,672,005 for the nine months ended September 30, 2002, representing a decrease of $472,584, or 28.3%.  The decrease in our selling, general and administrative expenses for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002 reflects our ongoing efforts to reduce fixed overhead expenses.

Research and Development Expenses — Research and development expenses were $21,974 for the nine months ended September 30, 2003, compared to $202,945 for the nine months ended September 30, 2002, representing a decrease of $180,971, or 89.2%.  Research and development expenses represented 2.0% of our total revenue for the nine months ended September 30, 2003 and 10.0% of our total revenue for the nine months ended September 30, 2002.  The decrease in research and development expenses was primarily due to the completion of the research and development for our new windows-based software platform and finalization of our upright vending solution and eRoomTray in the nine months ended September 30, 2002.

Non-Cash Compensation Expense — Non-cash compensation expense was $19,000 for the nine months ended September 30, 2003, compared to $3,579 for the nine months ended September 30, 2002, representing an increase of $15,421, or 430.9%.  The increase in non-cash compensation expense during the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002 resulted from compensation expense relating to stock options and warrants.

Other Income and Expense, Net

Other income and expense was $637,991 for the nine months ended September 30, 2003 compared to $285,009 for the nine months ended September 30, 2002, representing an increase of $352,982, or 123.8%. The increase is due primarily to the increase in interest expense related to our borrowings from third parties, offset, in part, by interest and other income.

Net Loss

We incurred net losses of $1,494,083 and $1,942,775 during the nine months ended September 30, 2003 and 2002, respectively. The $448,692, or 23.1%, decrease in net loss was due primarily to reduced total operating expenses and total cost of revenue, offset in part by increased other expense. We have continued to incur losses subsequent to September 30, 2003 and, as a result, we have experienced an increase in accumulated deficit.  We believe that we will continue to incur losses for a period of time.

Liquidity and Capital Resources

During the nine months ended September 30, 2003, our principal capital resources were $145,500 in fundings from Ash Capital, LLC.  The funds from Ash Capital, LLC have been used to fund working capital and general corporate purposes.

At September 30, 2003, our principal sources of liquidity consisted of $76,647 of cash and a working capital deficit of $1,346,147 as compared to $144,359 of cash and a working capital deficit of $482,150 at December 31, 2002.  In addition, our stockholders’ equity was $29,682 at September 30, 2003, compared to stockholders’ equity of $1,392,529 at December 31, 2002, a decrease of $1,362,847.  The decrease in cash, working capital and stockholders’ equity reflects the continued use of cash by our operations and our current inability to generate sufficient revenue to sustain our operations.

Our accumulated deficit increased from $30,985,670 at December 31, 2002 to $32,479,754 at September 30, 2003.  The increase in accumulated deficit resulted from the net loss for the nine months ended September 30, 2003.  We anticipate that our accumulated deficit will continue to increase for the foreseeable future.

We used net cash of $76,263 in operating activities during the nine months ended September 30, 2003, compared to $1,574,119 of net cash used in operating activities during the nine months ended September 30, 2002.  The $1,497,856 decrease in the use of net cash in operating activities primarily resulted from, in part, the decrease in net loss of $448,692, the $124,494 decrease in prepaid expenses, the $264,689 increase in the amortization of deferred offering costs and accretion of debt discount, the $539,590 decrease in accrued liabilities and the $240,526 increase in customer deposits and deferred maintenance revenue.

Investing activities for the nine months ended September 30, 2003 used net cash of zero, as compared to $581,212 during the nine months ended September 30, 2002.

Financing activities provided $8,551 during the nine months ended September 30, 2003 compared to net cash of $1,319,361 provided during the nine months ended September 30, 2002.  The primary sources of cash during the nine months ended September 30, 2003 was the fundings of Ash Capital, LLC under the terms of the secured convertible promissory notes.

The placement of products under revenue-sharing arrangements is capital intensive.  We estimate that we must place approximately 8,000 units pursuant to our revenue-sharing program, along with the continued sale and placement of our products, in order to provide adequate cash to sustain our operations.  As of September 30, 2003, we had 7,097 units placed pursuant to our revenue-sharing program.  We will require additional cash to finance our planned expansion and capital expenditures.

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

In addition to procuring a new financing line, there is a need for additional working capital to fund our business operations. To this end, On October 1, 2003, we received a total of $250,000 from Gestetner Group, LLC and other third-party lenders (the “Noteholders”) in consideration for which the Company issued secured convertible promissory notes (“Notes”), in the original principal amount of $250,000, collectively.  The terms of the Notes include, inter alia, (i) for interest to accrue at the rate of 8% per annum, (ii) a maturity date of the earlier of (a) October 1, 2008, (b) the date of approval of the Board of Directors regarding the merger of the Company with or into any third party or the sale of all or substantially all of the assets of the Company, or (c) the date of the closing of any financing (other than commercial credit facilities), the gross proceeds of which are at least $1,000,000 and (iii) the right of the Noteholders, at any time, to convert all outstanding principal and accrued and unpaid interest into shares of common stock of the Company at the rate of $0.05 per share.  In addition, the Noteholders have been issued, collectively, warrants to purchase 5,000,000 shares of common stock of the Company, exercisable at $0.05 per share at any time through October 1, 2008.

The interim financing proceeds have been placed in a third party trust account to fund the Company’s ongoing operational expenses, but such account will not be under the Company’s control and therefore will not be subject to execution by the Company’s creditors.

While we have made significant progress in further reducing our fixed overhead expenses, we do not have sufficient cash-on-hand to sustain our routine business operations beyond April 1, 2004 based upon our cash position of $245,926 as of November 1, 2003.  Thus, we will require additional financing to achieve our long-term business objectives. There can be no assurance that such financing will be made available, or if it is made available, that it will be on acceptable terms. If such future equity financing is procured, the shareholdings of the current stockholders of the Company will be diluted.

Contractual Cash Obligations and Commercial Commitments

The following table presents our contractual cash obligations and commercial commitments as of September 30, 2003.  We have no other significant contractual obligations or commercial commitments either on or off balance sheet as of this date.

Contractual Cash Obligations	Payments Due by Period
	Total	< 1 Year	1-3 Years	4-5 Years	> 5 Years
Long-term Debt	$ 2,196,603	$ 437,329	$ 1,224,820	$ 496,823	$ 37,631
Capital Lease Obligations	1,341	1,341	-	-	-
Operating Leases	-	-	-	-	-
Other Long-term Obligations*	1,009,944	336,648	673,296	-	-
Total	$ 3,207,888	$ 775,318	$ 1,898,116	$ 496,823	$ 37,631

* Assumes we receive $0.57 per unit per day of the revenue from the revenue sharing agreements that is applied to the obligation incurred by RSi BRE, Inc., our wholly-owned, consolidated subsidiary.

Downturns in the Airline, Travel and Lodging Industries

During the last two years, the travel and lodging industries have experienced downturns.  Specifically, the lodging industry has experienced lower hotel occupancy rates due to reduced business and leisure travel.  Since the success of our business is directly linked to the performance of the travel and lodging industries, the layoffs in these industries, the postponement of future hotel renovations and projects, the drop-off in guest occupancy and the reduction in business and leisure travel, including convention traffic, have hurt our ability to finalize contracts with hotel properties.  While the hospitality market has improved significantly over the last 12 months in terms of occupancy rates, REVPAR and ADR numbers, the market remains weaker than prior to September 11, 2001.  In this regard, there is no assurance that we will be able to close contracts with our current potential customers or that we will be successful in starting discussions with other hotel properties.

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

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

On November 7, 2002, we were served with a compliant for eviction and breach of lease by PamJoy Realty, Inc., the landlord of our St. George facility. On March 6, 2003, summary judgment was granted to the former landlord.  As a result, the Company is indebted to the former landlord in the amount of $41,000, plus attorney’s fees to be determined by the court.

In 2003, we were served with a complaint for breach of contract by Tybera Development Group, Inc. Tybera formerly served a consultant to the company. On September 3, 2003, a judgment was entered on behalf of Tybera in the amount of $36,050.

Item 2.  Changes in Securities and Use of Proceeds.

              Not applicable.

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.  Other Information.

Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

(a)              Exhibits.

Not applicable.

(b)              Reports on Form 8-K.

On August 2, 2003, we filed a Current Report on Form 8-K regarding the resignation of Alan C. Ashton from the Board of Directors and Compensation Committee of the Company.

On August 5, 2003, we filed a Current Report on Form 8-K regarding the resignation of John J. Prehn from our Board of Directors and as a chairman of the Company’s Audit and Compensation Committees. In addition, we announced the resignation of Derek K. Ellis as Chief Financial Officer and Treasurer of the Company.

On October 1, 2003, we filed a Current Report on Form 8-K regarding the Company’s issuance of secured convertible promissory notes (the Notes), in the original principal amount of $250,000, collectively, to Gestetner Group, LLC, a New Jersey limited liability company, and several third parties (collectively, the Noteholders). The terms of the Notes include, inter alia, (i) for interest to accrue at the rate of 8% per annum, (ii) a maturity date of the earlier of (a) October 1, 2008, (b) the date of approval of the Board of Directors regarding the merger of the Company with or into any third party or the sale of all or substantially all of the assets of the Company, or (c) the date of the closing of any financing (other than commercial credit facilities), the gross proceeds of which are at least $1,000,000, and (iii) the right of the Noteholders, at any time, to convert all outstanding principal and accrued and unpaid interest into shares of common stock of the Company at the rate of $0.05 per share. In addition, the Noteholders have been issued, collectively, warrants to purchase 5,000,000 shares of common stock of the Company, exercisable at $0.05 per share at any time through October 1, 2008. We also announced the resignation of Gregory L. Hrncir as Chief Operating Officer, General Counsel and Secretary of the Company, as well as all officer and director positions held in subsidiaries thereof, and the resignation of David S. Harkness as Chief Executive Officer, President and Chairman of the Board of Directors of the Company, as well as all officer and director positions held in subsidiaries of the Company. In addition, we announced the appointment of Lawrence Wein to our Board of Directors.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

eRoomSystem Technologies, Inc.
(Registrant)

Date:	November 19, 2003	By:	/s/ David A. Gestetner
David A. Gestetner
		Its:	Chief Executive Officer and President

eROOMSYSTEM TECHNOLOGIES, INC.

 CERTIFICATION PURSUANT TO SECTION 302

OF THE SARBANES-OXLEY ACT OF 2002

I, David A. Gestetner, Chief Financial Officer of eRoomSystem Technologies, Inc., certify:

1.   I have reviewed this quarterly report on Form 10-QSB of eRoomSystem Technologies;

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

4.   I am responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

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

5.   I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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

By: /s/ David A. Gestetner	Chief Financial Officer	November 19, 2003
David A. Gestetner	(Principal Financial and Accounting Officer)

EXHIBIT 99.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of eRoomSystem Technologies, Inc. (the "Company") on Form 10-QSB for the period ending June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David A. Gestetner, Chief Executive Officer (Principal Executive Officer), President and Chief Financial Officer (Principal Accounting and Financial Officer) of the Company, certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2)  The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

By: /s/ David A. Gestetner	President, Chief Executive Officer and Chief Financial Officer	November 19, 2003
David A. Gestetner	(Principal Executive Officer and Principal Financial and Accounting Officer )

