Form 10KSB
period 2003-12-31
EROOMSYSTEM TECHNOLOGIES INC
filed 2004-03-30
CIK 1110361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

X	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended	December 31, 2003
TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to
Commission file number	000-31037
eRoomSystem Technologies, Inc.
(Name of small business issuer in its charter)
Nevada	87-0540713
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1072 Madison Ave., Lakewood, NJ	08701
(Address and telephone number of principal executive offices)	(Zip Code)
Issuer’s telephone number: (732) 730-0116
Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered

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

State issuer’s revenues for its most recent fiscal year:	$1,498,859

State the aggregate market value of voting stock held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.  $1,399,988 ($0.16 per share as of March 15, 2004)

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Common Stock, $.001 par value	10,383,933 shares as of March 15, 2004
DOCUMENTS INCORPORATED BY REFERENCE
None.

#

-ii-

PART I

ITEM 1

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

Currently, we have 14,436 eRoomServ refreshment centers, 7,103 eRoomSafes, 1,089 eRoomTrays and 522 eRoomEnergy Management products installed and active.

In August 2002, we signed a strategic alliance agreement with Hospitality Safe Corporation, or HSC, a leading provider of in-room safes around the world, whereby HSC will manufacture eRoomSystem’s existing safe line on a turnkey private label basis. In addition, we will use HSC exclusively to fulfill our stand-alone safe requirements.

In 2002, we retained International DisplayWorks, Inc., or IDW, to manufacture our eRoomServ refreshment centers and eRoomTrays. IDW also assists us in the sourcing cabinetry for our hotel clients as well as providing its engineering team as an outsource group relating to new hardware designs and configurations.

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

Installed as part of our eRoomServ refreshment center, the eRoomSystem provides the communication link between the hotel guest, our products, our file server located at the hotel (the eRoomSystem file server), the hotel’s property management system, and the file server located at our headquarters (the eRoomSystem master file server).  Our software is remotely upgradeable from our facility, which reduces the need for costly on-site visits.  We can also remotely adjust pricing, change messages on the liquid crystal display, lock and unlock our units and change the input touchpad layout.  From our facility, we can also determine whether our products are active and working properly and, in the event a participating hotel fails to pay outstanding invoices or otherwise violates the terms of its agreement, control the use of our products by remotely locking the units.

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

The eRoomSystem provides a platform that collects information relating to the usage of our products.  In the future, we anticipate that the eRoomSystem will be capable of supporting other functions such as the management of in-room energy, including heating, air conditioning, and lighting, television and the establishment of a trouble-shooting system to manage a property’s in-room repairs and maintenance.

eRoomServ Refreshment Centers

Our eRoomServ refreshment centers consist of the eRoomSystem, a small refrigeration unit, electronic controls, LCD display and vending racks. In conjunction with the outsourcing of our manufacturing to IDW, we have discontinued our horizontal-based multi-vending rack in favor of an upright multi-vending rack. The upright multi-vending rack offers greater flexibility in the snack and beverage products offered by hotels, and is viewed more favorably by our hotel clients.

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

Our eRoomServ refreshment center and eRoomTray communicate through the eRoomSystem, which uses the hotel property’s existing telephone lines, network cabling or cable television lines.  Our eRoomServ refreshment centers and eRoomTray operate as follows:

•

A hotel guest selects a beverage or snack from our eRoomServ refreshment center or eRoomTray;

•

The purchase is either immediately confirmed on the liquid crystal display and acknowledged with an audible beep or subject to a countdown of a predetermined (by the hotel) number of seconds prior to purchase confirmation;

•

Upon confirmation, the transaction information, such as product type, price and time of purchase, is simultaneously transferred to the eRoomSystem file server;

•

The eRoomSystem file server communicates on a real-time basis with the hotel’s property management system and periodically with our eRoomSystem master file server located at our headquarters; and

•

The hotel’s property management system posts the purchase to the hotel guest’s room account.

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

eRoomSafe

Our eRoomSafes are electronic in-room safes offered in conjunction with our eRoomSystem.  The eRoomSafes have storage space large enough for laptop computers, video cameras and briefcases and  include an encrypted electronic combination that can be changed by the hotel guest.  The eRoomSafes utilize the eRoomSystem to interface with the eRoomSystem file server that communicates with the hotel’s property management system.

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

The following diagram represents the structure and communications network of our eRoomSystem, the eRoomSystem file server, the hotel property management system, and the eRoomSystem master file server:

[GRAPHIC]

eRoomTray

Our eRoomTray is an ambient tray for dry goods. The eRoomTray has a terraced design and can hold three to more than twenty different products. The eRoomTray utilizes cross-sensing technology that provides significant flexibility in product selection for hotels. The eRoomTray uses the visible countdown timer located on the liquid crystal display of the eRoomServ Refreshment Center. This solution allows the hotel to sell music CD’s souvenirs, disposable cameras, maps, snacks and other highly profitable items. The eRoomTray is unique in that it can be located virtually anywhere in a guestroom.

eRoomEnergy Management

In 2001, we announced our agreement with INNCOM International, Inc., a leader in hotel guest-room control systems, through which INNCOM private-labels its e4 Smart Digital Thermostat for us as eRoomEnergy and provides assistance in the installation and maintenance of the units.  The e4 Smart Digital Thermostat is designed to control virtually any fan coil unit or packaged terminal air conditioner found in hotel rooms and comes standard with an illuminated digital display, a Fahrenheit/Celsius button, one-touch temperature selection, an off/auto button, fan and display buttons.  In addition to these user-friendly features, the e4 Smart Digital Thermostat includes five relays, an optional on-board infrared transceiver, a passive infrared occupancy sensor, and is expandable to include functions such as humidity control, outside temperature display, refreshment center access reporting, occupancy reporting to housekeeping and automatic lighting control.

We anticipate integrating the e4 Smart Digital Thermostat with our eRoomSystem using the bi-directional capabilities of the eRoomSystem to communicate with the eRoomEnergy unit.  Through our eRoomSystem hardware, a hotel property could adjust the room temperature at check-in or check-out and cause the room temperature to automatically return to preset levels when a hotel guest leaves and returns to the hotel room during his or her stay.  By adjusting the heating and air conditioning either up or down, typically by 4 to 8 degrees depending on the time of year, and turning off the television and lights when a room is unoccupied, a hotel property or other facility could realize measurable energy cost savings. Our initial installation of the eRoomEnergy Management product occurred in 2002 at the Pechanga Resort & Casino, Temecula, California.

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

The information we collect has value in several key areas.   First, we currently offer our customers, as part of our service and maintenance agreement, specific information about their guests’ buying patterns and provide non-confidential information about other hotels in similar geographic regions.  Second, as we continue to increase our installed room base, we believe that the information we collect will have value to the suppliers of goods sold in our refreshment centers, such as soft drink, alcohol and candy/snack companies, among others.  Third, we anticipate developing information services to categorize purchases in response to specific in-room advertising programs by such suppliers.

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

We anticipate developing strategic relationships with companies in the information services industry in order to maximize our proprietary information.  We will consider utilizing third parties to assist us in the roll-out of our information services products.

Research and Development; Future Products and Services

At the core of our products and services is our proprietary software and hardware that make up our eRoomSystem.  Having finalized our eRoomSystem Version 4 software in 2002, and given our cash constraints, we have scaled back our engineering team to one software developer. We do, however, intend to utilize the engineering staff of IDW to assist us in the development of new products requiring hardware development. To this end, in 2004 we anticipate developing a 40 liter and 55 liter refreshment center to go along with our existing 70-liter model. By adding these smaller-sized models we believe our product line will address more than 95% of the space requirements and limitations presented by our hotel clients.

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

Although there is no timeframe for the introduction of additional products and services, we intend to develop:

eRoomMaintenance.  Through the eRoomSystem hardware, we also anticipate offering remote engineering and maintenance services.  The eRoomSystem would link each room to other areas of the property.  By connecting each room to the front desk and to the engineering departments, we would create a management tool and communication link.  When an in-room maintenance problem would be discovered by engineering or housekeeping personnel, the hotel employee would enter a code on the touchpad of our eRoomSystem, which would transmit the information to engineering and inform the front desk of a problem.  If the problem is of a material nature, the front desk would block the room until the repairs have been made.  As soon as the problem is resolved, engineering or housekeeping staff would enter a code that notifies the front desk that the room has been repaired and is available for a guest.

eRoomPersonnel.  We anticipate designing our eRoomSystem hardware to dispatch housekeeping personnel in the most efficient manner while prioritizing the rooms that need to be cleaned.  eRoomPersonnel would permit housekeepers to enter a room and input their personal codes on the eRoomSystem touchpad. eRoomPersonnel would then time how long it takes each housekeeping staff member to prepare each room for hotel guests. When completed, housekeeping staff would input their code again. The system would advise housekeeping staff which room needs to be cleaned next.  If occupancy is high, eRoomPersonnel would direct housekeeping personnel to an unoccupied room that is scheduled for checkout.  If occupancy is low and additional clean rooms are currently available, eRoomPersonnel would direct housekeeping staff to rooms that are temporarily unoccupied by guests who have elected to stay another night.  This process would optimize housekeeping operations, minimize guest disturbances and the hotel time and money.

eRoomManagement.  Our eRoomSystem hardware has the capability to support standard credit card and smart card readers for direct billing to a customer’s credit card, as well as other point of sale and automated teller-type functions.  If we elect to enter the healthcare and time-share industries, we would  offer a direct credit card billing process. By placing a credit card reader adjacent to a hospital bed or in a time-share room, we would offer a billing solution previously unavailable.  This billing process would  allow healthcare and time-share properties to offer services and products similar to those found in hotel rooms, such as eRoomServ refreshment centers, eRoomSafes, on-demand movies, direct dial long distance and video games.

Sales and Marketing

Currently, we have 14,436 eRoomServ refreshment centers, 7,103 eRoomSafes, 1,089 eRoomTrays and 522 eRoomEnergy Management products installed and active. Our comprehensive marketing plan focuses on creating direct relationships with the franchisees of corporate hotel chains and with large resort properties that are not affiliated with hotel chains.  Due to the franchisor-franchisee relationship between many hotel chains and their hotel properties, many franchisees will make their own decisions as to whether to install in-room amenities.  Accordingly, we use our contacts in the lodging industry to contact the hotel property managers directly.  Similarly, since many larger, resort properties are not affiliated with corporate hotel chains, we attempt to identify such properties and demonstrate the value-added nature of our products and services.  We intend to supplement our comprehensive marketing plan through attendance at industry trade shows.

Manufacturing

After an extensive search, in June 2002 we entered into a turn-key manufacturing relationship with IDW, to manufacture all of our eRoomServ refreshment centers, eRoomTrays and to source cabinetry for our hotel clients.  IDW’s core business is the manufacture and distribution of various forms of liquid crystal displays, modules and assemblies for customers around the world. IDW owns and operates a 270,000 square foot manufacturing facility in the People’s Republic of China. IDW is publicly traded on the Over The Counter Bulletin Board as “IDWK”.

To date, IDW has manufactured 808 refreshment centers and 452 eRoomTrays on our behalf. Our refreshment center product line has been significantly improved as a result of IDW’s 18-member engineering team and its sophisticated manufacturing processes. Most importantly, through outsourcing the manufacture and assembly of our refreshment centers and eRoomTrays, we have realized product savings of more than 25%, while materially reducing our fixed overhead personnel expense.

In 2004, we anticipate utilizing IDW engineering and manufacturing resources in the development and finalization of 40 and 55-liter refreshment center products. We also anticipate introducing six new models consisting of three semi-automated and three honor bar models in the exact sizes of our automated refreshment centers.

The manufacture of our eRoomSafe product line has been outsourced through our strategic partner Hospitality Safe Corporation. Our agreement with HSC provides that it will private label four stand-alone electronic safe models for us.

The eRoomEnergy management product line is outsourced through INNCOM International, Inc.

Competition

The market for in-room amenities in the lodging industry is quite competitive, and we expect competition to further intensify in the future. We face competition from companies that provide in-room video entertainment and information services, such as cable television, pay-per-view movies, video games and Internet services.  We may also face competition from communications companies, such as cable companies, telecommunications companies and direct broadcast satellite companies, who may be able to modify their existing infrastructure to provide in-room entertainment and/or information services.  Further, as technology is subject to rapid change, new technological advancements in components used for in-room services could adversely affect our growth strategy.

eRoomServ Refreshment Centers.  We face intense competition from suppliers of automated minibars and traditional honor bars, such as Bartech Systems International, Minibar Systems and Dometic Corporation, among others. Automated minibars permit sales to be automatically posted to a hotel guest’s room account and provide real-time information and inventory data.  Honor bars are small refrigerators where sales are manually posted to a hotel guest’s room account by housekeeping services.

Bartech offers the e-Fridge™ network system that is similar to our system in that it has a processor by which the hotel property can record transaction information through its in-room refrigerator.  The e-Fridge™ has the ability to record all transactions, charge the folios of hotel guests and generate automatic refill reports.  Dometic and Minibar Systems offer the Auto Classic automated minibar (a joint venture between Minibar Systems and Dometic) that provides transaction information to the hotel’s property management system and inventory data to the hotel and may be locked remotely. Minibar Systems has been the largest provider of automated and non-automated in-room bars in the United States over the past 10 years.

We compete with each of these companies for the placement of units in hotel rooms on the basis of price, service, technology and financing options.  Many of our competitors have longer operating histories, larger customer bases, greater brand recognition and greater financial, research and development, manufacturing, marketing and technical resources.

eRoomSafes.  The in-room safe industry is very competitive with competitors throughout the world.  Each of our competitors in the refreshment center space offer in-room safes.  We believe our strategic partner, Hospitality Safe Corporation, sold more electronic safes in the United States in 2003 than any other safe company. In addition, ElSafe, Inc. has approximately 425,000 safes installed worldwide with installations in over 45 countries.  CISA Worldwide is another competitor, with offices in the United States, Asia, the Middle East, Africa and Latin America.  The principal products of each of these entities are electronic safes which allow the hotel guest to enter a combination to lock and unlock the safe in lieu of a key.

Intellectual Property

We rely on a combination of trademark and copyright law, trade secret protection and confidentiality and/or license agreements with our employees, customers and business partners to protect our proprietary rights in our products, services, know-how and information.  We currently hold three patents, Patent Nos. 4,857,714, 4,883,948 and 4,939,352, filed under the name “Credit Card Storage System,” all of which protect the use of our credit card technology.  These three patents expire on August 14, 2006, November 27, 2006 and July 2, 2007, respectively.  These patents have not been highly utilized in the lodging industry, but we believe they are important to our potential future product offerings in the healthcare and time-share industries.

On August 19, 2002, we were issued Patent No. 6,456,067 titled “Inductive Can Sensing for Vending Machine”. We have registered RoomSystems, RoomSafe, eRoomEnergy, eRoomData, eRoomSystem, and eRoomServ with the United States Patent and Trademark Office. In addition, we have pending applications for the following trademarks and service marks for eRoomSafe, eRoomManagement and eRoomSystem Technologies. We have also registered our logo and have one pending patent application titled “Personalized Smart Room”, Application No. 10/126,468.

Our proprietary software consists of three modules and provides the operating system for our eRoomSystem.  The first module is an operating system that permits messages to be scrolled on the flat panel display of our eRoomSystem and allows hotel guests to interface with our products.  The second module is a Windows® based program that provides a communication link between our eRoomSystem, our products, our eRoomSystem hotel file server and the hotel’s property management system.  The third module is a Windows® based program that collects data from our eRoomSystem hotel file server and produces a wide-variety of management and operational reports.  In 2002 we introduced our eRoomSystem Version 4 and shortly thereafter our latest version 4.1 software. Currently, thirty-three of our hotel clients are utilizing software Version 4.1, which provides users with a friendly, easy-to-learn graphical environment and expand the report generating abilities for the property.

We do not know if our future patent applications will be issued with the full scope of claims we seek, if at all, or whether any patents we receive will be challenged or invalidated.  Our means of protecting our proprietary rights in the United States, and abroad, may not be adequate and competitors may independently develop similar technology.  We cannot be certain that our services do not infringe on patents or other intellectual property rights that may relate to our services.  Like other technology-based businesses, we face the risk that we will be unable to protect our intellectual property and other proprietary rights, and the risk that we will be found to have infringed on the proprietary rights of others.

Historical Summary

We were originally incorporated under the laws of the State of North Carolina on March 17, 1993 as InnSyst! Corporation. On September 28, 1993, the operations of InnSyst! were transferred to RoomSystems, Inc., a Virginia corporation, incorporated on August 12, 1993, or RoomSystems Virginia.  On April 29, 1996, the operations of RoomSystems Virginia were transferred to RoomSystems, Inc., a Nevada corporation, or RoomSystems.  Through an agreement and plan of reorganization approved by a majority of our stockholders dated December 31, 1999, RoomSystems became the wholly owned subsidiary of RoomSystems International Corporation.  Pursuant to this agreement and plan of reorganization, all shares of RoomSystems common stock, including all shares of common stock underlying outstanding options and warrants, Series A convertible preferred stock and Series B convertible preferred stock were exchanged for the identical number and in the same form of securities of RoomSystems International Corporation.  On February 1, 2000, we changed our name from RoomSystems International Corporation to RoomSystems Technologies, Inc.  Subsequently, on March 29, 2000, with the approval of our stockholders, we changed our name to eRoomSystem Technologies, Inc.

We have three wholly owned subsidiaries, eRoomSystem Services, Inc. (formerly RoomSystems), RSi BRE, Inc. and eRoomSystem SPE, Inc.  eRoomSystem Services is our service and maintenance subsidiary that installs all of our products, provides electronic software upgrades to our customers, provides customer service and maintenance for our products and trains hotel personnel on the use and maintenance of our products.  All of the outstanding shares of eRoomSystem Services common stock have been pledged to ALC.

RSi BRE was formed as part of the Equipment Transfer Agreement we entered into in September 1998 with RSG Investments, LLC, or RSG, a privately held company. RSi BRE currently holds 1,717 eRoomServ refreshment centers and 1,304 eRoomSafes.  On February 29, 2004, we entered into a Settlement Agreement and Mutual Release Agreement with RSG whereby we paid the sum of $152,823 as a full and final cancellation of the Equipment Transfer Agreement and subsequent Settlement Agreement dated September 1999. As a result, the Company has commenced recognizing all revenue generated from the four revenue sharing lease agreements relating to the 1,717 eRoomServ refreshment centers and 1,304 eRoomSafes. We are currently in the process of dissolving RSi BRE.

eRoomSystem SPE was formed as part of our long-term financing arrangement with AMRESCO Leasing Corporation, which was terminated in August 2002.  eRoomSystem SPE owns all of the equipment previously funded by AMRESCO under our revenue-sharing program, consisting of nine properties, 2,775      eRoomServ refreshment centers and 2,622 eRoomSafes. AMRESCO has taken a senior security interest in all of the assets of eRoomSystem SPE.  We control eRoomSystem SPE and its financial results are consolidated with those of eRoomSystem Technologies, eRoomSystem Services and RSi BRE.

Government Regulation

We are subject to laws and regulations applicable to businesses generally, as well as to laws and regulations directly applicable to the lodging industry and minibars in particular. These laws and regulations relate to qualifying to do business in the various states and in foreign nations in which we currently have, or propose to have, our products.

Apart from laws and regulations applicable to us, some of our existing and potential customers are subject to additional laws or regulations, such as laws and regulations related to liquor and gaming, which may have an adverse effect on our operations.  Due to the licensing requirements relating to the sale of alcohol in each state, the failure of any of our revenue-sharing partners to obtain or maintain its liquor license would result in the loss of revenue for our revenue-sharing partner and us.  In addition, due to the heightened hotel-casino regulatory environment and our ongoing marketing to hotel-casinos, our operations may be subject to review by a hotel-casino’s compliance committee to verify that its involvement with us would not jeopardize its gaming license.  The regulatory compliance committee of a hotel-casino has broad discretion in determining whether or not to approve a transaction with a third party, which review typically includes the character, fitness and reputation of the third party and its officers, directors and principals.  If our history or operations present problems for a hotel-casino, we would either have to expend resources to address or eliminate the concerns or forego the business.

Employees

In 2001, we terminated a total of twenty-three employees in an effort to maximize operational efficiencies and reduce monthly expenses.  In addition, we expanded the responsibilities of other positions to account for the terminations. In 2002, we terminated an additional twelve employees in an effort to further reduce operating expenses. In 2003, we reduced our staff by an additional six employees.  As a result of our restructurings, we currently employ six full-time employees and have three consultants. None of our employees are subject to a collective bargaining agreement.

ITEM 2.

DESCRIPTION OF PROPERTY.

We currently lease 4,000 square feet, consisting of 2,000 square feet of warehouse space and 2,000 square feet of office space, at 3855 South, 500 West, Suite A, Salt Lake City, Utah, 84115. This lease expires in 2006, and the monthly lease rate is $1,300. In addition, we lease approximately 500 square feet of office space at 1072 Madison Ave., Lakewood, NJ 08701. This lease is month-to-month and the monthly lease rate is $700.

ITEM 3.

LEGAL PROCEEDINGS.

We are, from time to time, parties to various legal proceedings arising out of our business. Apart from the following discussion, we believe that there are no proceedings pending or threatened against us which, if determined adversely, would have a material adverse effect on our business, financial condition, and results of operations or liquidity.

In November 2002, PamJoy Realty, Inc., the landlord of the our former place of business at 390 North 3050 East, St. George, UT 84790, sued us for breach of contract under the terms of the Real Property Lease Agreement entered into on October 1, 1997. PamJoy’s complaint alleged that we owed back rent and treble damages relating thereto. We  filed an answer to the complaint. A Motion for Summary Judgment was filed by PamJoy in January 2003 and responded to by us in February 2003. On March 6, 2003, a hearing was held and the judge granted PamJoy’s motion for summary judgment. Thereafter, a judgment in the amount of $47,442 was entered against us. The judgment remains outstanding and we are attempting to negotiate an amicable resolution.

On March 29, 2001, we entered into an Independent Contractor Agreement with Tybera Development Group, or Tybera, for software services. Following the conclusion of the initial term of the agreement, we entered into an extension. In 2002, we began to experience a shortfall in cash flows and regrettably were forced to terminate our arrangement with Tybera. Under the terms of the contract with Tybera, at the time of termination, we owed Tybera the sum of $25,500.  In June 2003, Tybera filed a complaint in the Fourth District Court, State of Utah, County of Utah, against us for breach of contract. On August 27, 2003, a judgment was entered against us in the amount of $36,050. The judgment remains outstanding. We will attempt to negotiate a mutually amicable resolution of this judgment.

On October 4, 2002, Inovar filed a complaint for breach of contract against us in the First Judicial District Court for Cache County, State of Utah. The complaint was never served. On November 26, 2002, the Company and Inovar entered into a settlement agreement whereby the parties released one another from any and all further liabilities in consideration for the Company issuing a promissory note in the original principal amount of $70,000 and the issuance of 120,000 shares of common stock to Inovar. In January 2004, a third party purchased the note from Inovar and has since forgiven the note in full. This matter has been resolved in full.

In November 2003, Ramesys, Inc. filed suit against us in the State of New Jersey for breach of contract in the amount of $1,800. The Company has responded to the complaint and believes the complaint is without merit. The litigation is ongoing.

On May 19, 2003, a judgment was entered against us in favor of Webster’s Countertops, Inc. in the amount of $776 relating to furniture manufactured on our behalf. The judgment remains outstanding and we will either pay the judgment amount or negotiate a mutually amicable resolution.

Newark Electronics has provided a variety of electronic components to us for our eRoomServ Refreshment Center products. Newark Electronics filed suit against us for breach of contract and a  judgment was entered against us on October 29, 2003 in the amount of $1,784. The judgment remains outstanding and we will attempt to negotiate a mutually amicable resolution.

The following represents threatened litigation against the Company with respect to outstanding invoices. In each case, no formal litigation has ensued:

Laird Plastics, or Laird, has provided a variety of components to us for utilization on our eRoomServ refreshment centers. We have spoken with Laird’s representatives and to date has successfully avoided being sued by Laird. There can be no assurance that Laird will not initiate proceedings against us in the future to collect the outstanding balance of $2,602, plus interest.

Automatic Data Processing, or ADP is currently owed $3,147, plus interest, for services provided in connection with proxy mailings to stockholders. We have spoken with ADP’s representatives and to date have successfully avoided being sued by ADP. There can be no assurance that ADP will not initiate proceedings against us in the future.

Merrill Corporation, or Merrill, has provided financial printing services to us in the past.  Currently, Merrill is owed $18,968, plus interest. We have spoken with Merrill’s representatives and to date have successfully avoided being sued by Merrill. There can be no assurance that Merrill will not initiate proceedings against us in the future.

Coleman’s Telecommunications, or Coleman’s, is owed the sum of $8,532, plus interest, for electronic components provided to us. We have spoken with Coleman’s representatives and to date have successfully avoided being sued by Coleman’s. There can be no assurance that Coleman’s will not initiate proceedings against us in the future.

C.H. Robinson, Chicago South, or CH Robinson, is currently owed $11,500, plus interest, for services rendered.  We have spoken with C.H. Robinson and to date have successfully avoided being sued.  There can be no assurance that CH Robinson will not initiate proceedings against us in the future.

Spectra Symbol Corporation, or Spectra, is currently owed $1,437, plus interest, for services rendered. We have spoken with representatives of Spectra and to date have successfully avoided being sued by Spectra.  There can be no assurance that Spectra will not initiate proceedings against us in the future.

AFS, Inc. & Hampton Inn, or AFS, is currently owed $1,146, plus interest. There can be no assurance that AFS will not initiate proceedings against us in the future.

Business Wire, or BW, is currently owed $3,354, plus interest, for press release, EDGAR and other services rendered on our behalf. While we have spoken with representatives of BW, there can be no assurance that BW will not initiate proceedings against us in the future.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

PART II

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our authorized capital stock consists of 50,000,000 shares of common stock, $0.001 par value; 5,000,000 shares of preferred stock, $0.001 par value; 500,000 shares of Series A convertible preferred stock, $0.001 par value; 2,500,000 shares of Series B convertible preferred stock, $0.001 par value; 2,000,000 shares of Series C convertible preferred stock, $0.001 par value; and 2,777,778 shares of Series D convertible preferred stock, $0.001 par value.  Our current authorized capital was effected through an amendment and restatement of our articles of incorporation on March 29, 2000, and the filing of a Certificate of Rights, Preferences and Privileges relating to the Series D convertible preferred stock in November 2002.  As of March 15, 2004, there were 10,383,933 shares of common stock outstanding and no shares of any class of preferred stock outstanding.

High And Low Closing Sale Prices Of Our Common Stock

Prior to August 3, 2000, there was no public market for our common stock.  In conjunction with our initial public offering, our common stock was accepted for listing on the Nasdaq SmallCap Market under the trading symbol “ERMS”. In April 2003, our common stock was delisted from the Nasdaq SmallCap market. Our common stock is currently quoted on the Over The Counter Bulletin Board under the same symbol. As of March 15, 2004, approximately 415 stockholders of record held our outstanding shares of common stock.

The following table sets forth the high and low bid information of our common stock, as reported by the Nasdaq SmallCap Market (and the Over The Counter Bulletin Board for the period April 2003 onward) during the periods indicated:

Calendar Quarter Ended	Low	High
September 30, 2000	$4.5000	$6.3750
December 31, 2000	$1.3125	$4.8750
March 31, 2001	$0.8400	$2.9400
June 30, 2001	$0.6900	$2.0000
September 30, 2001	$0.2300	$0.9700
December 31, 2001	$0.0700	$0.4600
March 31, 2002	$0.2700	$2.4500
June 30, 2002	$0.8600	$1.9400
September 30, 2002	$0.1500	$0.9000
December 31, 2002	$0.1500	$0.6400
March 31, 2003	$0.1100	$0.2000
June 30, 2003	$0.1300	$0.3400
September 30, 2003	$0.1100	$0.2100
December 31, 2003	$0.1400	$0.3300
March 31, 2004 (through March 15, 2004)	$0.1500	$0.2300

The last reported sale price of our common stock on the Over The Counter Bulletin Board on March 15, 2004 was $0.16 per share.  We are not aware of any public market for our options or warrants.

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

Recent Sales of Unregistered Securities; Use of Proceeds

On November 8, 2002, we issued a promissory note to Ash Capital, LLC for proceeds of up to $322,500.  The note bears interest at 8%.  The principal and interest were originally due on November 8, 2003.  All past due amounts and accrued interest thereon bear interest at 18%.  During the twelve months ended December 31, 2003, we borrowed $120,500 under the terms of the promissory note and transferred $25,000 from an accounts payable due to Ash Capital, which increased the principal amount of the promissory note to $347,500.  At any time, principal and accrued interest on the promissory note is convertible into Series D Convertible Preferred Stock at $0.90 per share. Each share of the Series D Convertible Preferred Stock is convertible into six shares of common stock, at the rate of $0.15 per share of Series D Preferred Stock.  On October 1, 2003, Ash Capital, LLC agreed to amend the terms of its secured convertible promissory note with us to (i) extend the maturity date to the earlier of November 8, 2007 or the maturity date of the Notes issued to Gestetner Group, LLC and certain third parties and (ii) include as an additional event of default any default by us the secured convertible promissory notes with

Gestetner Group, LLC and certain third parties. In addition, we have issued Ash Capital, LLC a contingent warrant to purchase shares of common stock, exercisable at $0.13 per share through October 1, 2008. The terms of the warrant provide that the number of shares exercisable by Ash Capital, LLC will be determined by a formula, [A – B] times C, whereby (i) A equals the aggregate number of shares of our  common stock that are, on the date of the exercise of the Ash Capital warrant, issued to and held by any of the Gestetner Group, LLC and certain third parties that purchased $250,000 of secured convertible promissory notes on October 1, 2003, (ii) B equals 10,000,000 and (iii) C equals .07. We have utilized all monies loaned by Ash Capital, LLC for our business operations.

In February 2003, Messrs. Ashton, Hardt, Flegel, Prehn and Savas converted their outstanding fees, relating to board, compensation and audit committee participation, into 86,002 shares of common stock. The conversions were made at $0.18 to $0.23 per share and each was out-of-the-money.

On October 1, 2003, we issued secured convertible promissory notes in the original principal amount of $250,000, collectively, to Gestetner Group, LLC, a New Jersey limited liability company, and several third parties, the Noteholders.  David A. Gestetner, our Chief Executive Officer and President is the Managing Member of the Gestetner Group, LLC. The terms of the Notes include (i) for interest to accrue at the rate of 8% per annum, (ii) a maturity date of the earlier of (a) October 1, 2008, (b) the date of approval of the Board of Directors regarding the merger of the Company with or into any third party or the sale of all or substantially all of our assets, or (c) the date of the closing of any financing (other than commercial credit facilities), the gross proceeds of which are at least $1,000,000 and (iii) the right of the Noteholders, at any time, to convert all outstanding principal and accrued and unpaid interest into shares of our common stock at the rate of $0.05 per share; provided, however, that we shall have the right to not permit the conversion if such conversion would result in the Noteholders holding, in the aggregate and on a fully-diluted basis, more than 49% of our outstanding common stock.   In addition, the Noteholders have been issued, collectively, warrants to purchase 5,000,000 shares of our common stock, exercisable at $0.05 per share at any time through October 1, 2008. We are using the proceeds provided by the Noteholders for our business operations.

ITEM 6.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Overview

eRoomSystem Technologies, Inc. is a Nevada corporation incorporated on August 31, 1999.  Our core business is the development and installation of an intelligent, in-room computer platform and communications network, or the eRoomSystem, for the lodging industry.  The eRoomSystem is a computerized platform and processor-based system designed to collect and control data.  The eRoomSystem supports our fully automated and interactive eRoomServ refreshment centers, eRoomSafes, eRoomEnergy products, and the eRoomTray.  Future products and services may include information management services, additional in-room energy management capabilities, credit card/smart card capabilities for direct billing and remote engineering and maintenance services.

Our products interface with the hotel’s property management system through our eRoomSystem communications network.  The hotel’s property management system posts usage of our products directly to the hotel guest’s room account.  The solutions offered by our eRoomSystem and related products have allowed us to install our products and services in several premier hotel chains, including Marriott International, Hilton Hotels and Carlson Hospitality Worldwide, in the United States and internationally.

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

Description of Revenues

Historically, we have received most of our revenues from the sale or placement under a revenue-sharing program of our products in hotels.  We expect that these revenues will account for a substantial majority of our revenues for the foreseeable future.  We also generate revenues from maintenance and support services.  Our dependence on the lodging industry, including its guests, makes us extremely vulnerable to downturns in the lodging industry caused by the general economic environment.  Such a downturn could result in some hotels delaying or declining to purchase or place our products or failing to renew our maintenance agreements, or it could result in fewer purchases by hotel guests of goods and services from our products installed in hotels.  Time spent by individuals on travel and leisure is often  discretionary for consumers and may be particularly affected by adverse trends in the general economy.  The success of our operations depends, in part, upon discretionary consumer spending and economic conditions affecting disposable consumer income such as employment, wages and salaries, business conditions, interest rates, availability of credit and taxation.

Previously, we have been restricted in our ability to market our products due to limited working capital.  Prior to 1998, our marketing efforts focused primarily on selling our products.  In 1998, as a result of the lodging industry’s general lack of available financing or capital for the purchase of equipment, we modified our business model to emphasize our revenue-sharing program as our primary product placement program.  As a result of our shift in focus to our revenue-sharing program, our gross revenues decreased in 1998 and 1999 and significantly greater capital requirements were added to our business model.  However, our revenue-sharing program provides us with an ongoing seven-year revenue stream under each revenue-sharing agreement. Because many of our customers in the lodging industry traditionally have limited capacity to finance the purchase of our products, we designed our revenue-sharing program accordingly.

Through our revenue-sharing plan, we install our products at little or no upfront cost to our customers and share in the recurring revenues generated from sales of goods and services related to our products.  We retain the ownership of the eRoomServ refreshment centers and eRoomSafes throughout the term of the revenue-sharing agreements and the right to re-deploy any systems returned to us upon the expiration or earlier termination of the revenue-sharing agreements.  In 2003, we failed to place any products, either on a revenue sharing or sale basis, and we cannot assure you that we will be successful in this effort in 2004. The reason for the foregoing was the lack of available capital, including the termination of the AMRESCO financing line in 2002.

We have experienced substantial fluctuations in revenues from period-to-period as a result of limited working capital to fund the development, assembly of our products and to maintain sufficient component inventories.  In addition to limited working capital, fluctuations in revenues have partially resulted from the transition to our revenue-sharing program under which revenues are recognized over the seven-year life of the contract instead of immediately upon installation of the product.  We anticipate that over the next several years our revenues will be a blend of the placement of our products pursuant to our revenue-sharing program, along with outright sales and, to a lesser extent, from maintenance agreements.  We project that we will receive approximately 60% of the recurring revenues from the sale of goods and services generated by our eRoomServ refreshment centers, eRoomSafes and eRoomTray solutions placed under the revenue-sharing agreements.  Our customers receive the remainder of the recurring revenues.  AMRESCO is paid from our portion of the revenues pursuant to our financing agreement with AMRESCO, relating solely to those units for which it previously provided financing.

We installed the following number of units in the years ended December 31, 2002 and 2003:

	2002			2003
Product	Sale	Revenue Share	Total	Sale	Revenue Share	Total
eRoomServ refreshment centers	1,159	725	1,884	None	None	None
eRoomSafes	637	447	1,084	None	None	None
eRoomTrays	1,159	None	1,159	None	None	None
eRoomEnergy	522	None	522	None	None	None

At some future point, we anticipate bundling additional products and services with our current products, such as our in-room energy management system and information management services.  We anticipate that if the installation base of our products increases, the marketability and value of the information we collect and manage will increase. To this end, we may generate revenue from the packaging and marketing of our information-based data as our installation base expands.

Revenue Recognition

Sales revenue from our products is recognized upon completion of installation and acceptance by the customer.  Sales revenue from the placement of our eRoomServ refreshment centers and eRoomSafes under our revenue-sharing program are accounted for similar to an operating lease, with the revenues recognized as earned over the term of the agreement.  In some instances, our revenue-sharing agreements provide for a guaranteed minimum daily payment by the hotel.  We negotiate our portion of the revenues generated under our revenue-sharing program based upon the cost of the equipment installed and the estimated daily sales per unit for the specific customer.  We seek a gross profit margin of 40% on the sale and placement through our revenue-sharing program of eRoomServ refreshment centers, eRoomSafes, eRoomTrays and eRoomEnergy management products.

We typically enter into installation, maintenance and license agreements with our customers.  Installation, maintenance and license revenues are recognized as the services are performed, or pro rata over the service period.  We defer all revenue paid in advance relating to future services and products not yet installed and accepted by our customers.

Profit margins may increase as a result of greater placement of our products pursuant to our revenue share program as well as further reductions in manufacturing costs and staff.  We may also improve our future profit margins if we are successful in obtaining revenues through the sale of higher-priced, higher-margin, value added products such as our in-room energy management system and our information management services.

Maintenance fees are expected to constitute a greater percentage of total revenues in the future due to our focus on revenues generated from our revenue-sharing program, which requires maintenance agreements and realization of reduced fixed overhead expenses in connection with the maintenance of our revenue sharing products. However, the foregoing will not occur if we fail to place additional equipment on a revenue sharing basis in 2004 to offset revenue sharing contracts that will expire in the next year. Our installation, maintenance and license agreements stipulate that we collect a maintenance fee per eRoomServ refreshment center per day, payable on a monthly basis.  Our objective is to generate gross profit margins of approximately 40% from our maintenance-related revenues.  We base this expectation on our projected  cost of maintenance of approximately $0.04 per unit per day and, pursuant to our maintenance agreements, our projected receipt of not less than $0.08 per unit per day.

Description of Expenses

Cost of product sales consists primarily of production, shipping and installation costs.  Cost of revenue-sharing arrangements consists primarily of depreciation of capitalized costs for the products placed in service.  We capitalize the production, shipping, installation and sales commissions related to the eRoomServ refreshment centers, eRoomSafes, eRoomTrays and eRoomEnergy management products placed under revenue-sharing agreements.  Cost of maintenance fee revenues primarily consists of expenses related to customer support and maintenance.

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

Results of Operations

The following table sets forth selected statement of operations data as a percentage of total revenues for the years indicated:

	For the Years Ended December 31,
	2003	2002
Statement of Operations Data:
Revenue:
Product sales	1.4%	36.5%
Revenue share arrangements	74.5	51.5
Maintenance fees	24.1	12.0
Total revenue	100.0	100.0
Cost of revenue:
Product sales	0.4%	28.7%
Write-of of obsolete inventory	16.7	46.9
Revenue share arrangements	47.8	27.9
Loss on Impairment of Refreshment Centers	33.2	0.0
Maintenance	9.4	16.5
Total cost of revenue	107.5	120.0
Gross margin (loss)	(7.5%)	(20.0%)

Operating expenses:
Selling and general and administrative	98.5%	96.5%
Research and development	1.5	10.9
Loss on disposal of Equipment	0.0	4.9
Non-cash compensation	0.0	0.0
Total operating expenses	100.0	112.3
Loss from operations	(107.4%)	(132.4%)
Other income (expense):
Interest expense	(39.4%)	(20.9%)
Gain on Forgiveness of Liabilities and Debt	31.2	0.0
Interest and other income	0.8	5.7
Other expense, net	(7.5)	(15.2)
Net loss	(114.9%)	(147.7%)

Years Ended December 31, 2002 and 2003

Revenues

Product Sales — Our revenue from product sales was $21,622 in 2003 as compared to $878,691 in 2002, representing a decrease of $857,069, or 97.5%.  The decrease in revenue from product sales was due  to no sales occurring in 2003 as compared to 2002, due to our lack of available capital and the termination of our financing line with AMRESCO.

Revenue Sharing Arrangements — Our revenue from revenue-sharing arrangements was $1,116,200 in 2003 as compared to $1,239,469 for 2002, representing a decrease of $123,269, or 9.9%.  The decrease in revenue from revenue-sharing arrangements was due in part to the small decrease in the number of units installed on a revenue sharing basis and the revenue generation of our revenue sharing products in the field. During the year ended December 31, 2003, we placed zero additional products on a revenue sharing basis as compared to an additional 725 eRoomServ refreshment centers and 447 eRoomSafes pursuant to our revenue-sharing program in 2002.

Maintenance Fee Revenue — Our maintenance fee revenue was $361,037 for 2003 and $286,531 for 2002, representing an increase of $74,506, or 26.0%.  The increase in maintenance fee revenue was due to new revenue share properties that were put into service during 2002 and so did not contribute a full year of revenue until 2003.

Cost of Revenue

Cost of Product Sales Revenue — Our cost of product sales revenue was $5,787 for 2003 as compared to $690,490 for 2002, representing a decrease of $684,703, or 99.2%.  The decrease in the cost of product sales revenue was due to the failure to place products on a sale basis in 2003 given our capital constraints.  The gross margin percentage on revenue from product sales revenue was 73.2% in 2003 on extremely limited parts replacement sales as compared to 21.4% in 2002.

Cost of Revenue-Sharing Revenue — Our cost of revenue-sharing revenue was $715,947 for 2003 and $671,109 for 2002, representing an increase of $44,838, or 6.7%.  The increase in the cost of revenue-sharing revenue was due to the installation of two properties in the third quarter of 2002 that only had a couple of months depreciation reflected in 2002 and a full years worth of depreciation in 2003.  The gross margin percentage on revenue-sharing revenue was 35.9% in 2003 as compared to 45.9% in 2002.

Cost of Maintenance Revenue — Our cost of maintenance revenue was $141,013 for 2003 as compared to $398,212 for 2002, representing a material decrease of $257,199, or 64.6%.  The decrease in the cost of maintenance revenue was primarily due to having far fewer issues with units placed on a revenue sharing basis in 2003 as compared to 2002 as well as a significantly reduced fixed overhead expense associated with our field operations department.  The gross margin (loss) percentage on maintenance revenues was 60.9% in 2003 as compared to (39.0%) in 2002.

Write-off of Obsolete Inventory — During 2003 and 2002, provisions were made for obsolete inventory of $250,404 and $1,128,562, respectively, reducing the carrying value of inventory to zero as of December 31, 2003.

Loss on Impairment of Refreshment Centers — During 2003, the Company assessed the carrying value of certain refreshment centers in service and recorded a loss due to impairment of $497,399.  Management determined that the estimated future cash flows of several of the properties that made up this group of refreshment centers no longer supported the carrying value of the assets, which was $669,354 prior to recording the impairment loss.

The changes and percent changes with respect to our revenues and our cost of revenue for the years ended December 31, 2003 and 2002 are as follows:

	For the Years Ended December 31,		Change	Percent Change
	2003	2002
REVENUE
Product sales	$ 21,622	$ 878,691	$ (857,069)	(97.5%)
Revenue-sharing arrangements	1,116,200	1,239,469	(123,269)	(9.9%)
Maintenance fees	361,037	286,531	74,506	26.0%
Total Revenue	1,498,859	2,404,691	(905,832)	(37.7%)

COST OF REVENUE
Product sales	5,787	690,490	(684,703)	(99.2%)
Write-off of obsolete inventory	250,404	1,128,562	(878,158)	(77.8%)
Revenue-sharing arrangements	715,947	671,109	44,838	6.7%
Loss on impairment of refreshment centers	497,399	-	497,399	100.0
Maintenance	141,013	398,212	(257,199)	(64.6%)
Total Cost of Revenue	1,610,550	2,888,373	(1,277,823)	(44.2%)

GROSS MARGIN PERCENTAGE
Product sales	73.2%	21.4%
Revenue-sharing arrangements	35.9%	45.9%
Maintenance	60.9%	(39.0%)
Total Gross Margin Percentage	(7.5%)	(20.1%)

Although the preceding table summarizes the net changes and percent changes with respect to our revenues and our cost of revenue for the years ended December 31, 2003 and 2002, the trends contained therein are limited to a two-year comparison and should not be viewed as a definitive indication of our future results.

Operating Expenses

Selling, General and Administrative — Selling, general and administrative expenses were $1,475,116 for 2003 and $2,321,055 for 2002, representing a decrease of $963,973, or 39.5%.  Selling, general and administrative expenses represented 98.4% of our total revenues in 2003 and 101.4% of our total revenues in 2002.  The decrease in selling, general and administrative expenses was primarily due to the continued reduction in fixed overhead expenses. Also, during 2002, expenses included writing off intangibles of $47,284 and sales commission expense of about $271,192.

Research and Development Expenses — Research and development expenses were $23,017 for 2003 and $262,757 for 2002, representing a decrease of $239,740, or 91.2%.  The decrease in research and development expenses was primarily due to the scale-back of our research and engineering staff to one consultant.  Research and development expenses represented 1.5% of our total revenue in 2003 and 10.9% of our total revenue in 2002.

Other Expense, Net — Other expense, net was $112,011 for 2003 and $365,395 for 2002, representing an decrease of $253,384, or 69.3%.  The decrease in other expense, net was due to the gain recognized by us relating to the forgiveness of certain liabilities and debts.

Loss Attributable to Common Stockholders

We incurred losses attributable to common stockholders of $1,721,835 in 2003 and $3,550,923 during 2002.  The $1,829,088 decrease in the net loss was due primarily to a significant write-off relating to obsolete inventory during 2002 and decreased selling, general and administrative expenses.

We have continued to incur losses subsequent to December 31, 2003 and, as a result, have experienced an increase in accumulated deficit.  We believe that we will continue to incur losses for a period of time.

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

In September 2002, we announced the receipt of written notice from AMRESCO Leasing Corporation of its intention to cease funding any future loans pursuant to the Amended and Restated Master Business Lease Financing Agreement.  AMRESCO indicated that the decision to cease funding future loans was based on its determination that the Company was not able to meet its debt obligations in the ordinary course of business, and also that it had altered its policy not to originate any new loans and to only service its existing portfolio of loans.

Under the terms of this terminated agreement, we were able to finance up to 150% of the fully burdened cost to manufacture and install our products, through an open-ended line of credit, over the seven-year term of the agreement.

As part of the AMRESCO financing, we formed eRoomSystem SPE, a wholly owned subsidiary.  eRoomSystem SPE owns all of the units funded by AMRESCO under revenue-sharing agreements, totaling $1,684,416 in original principal amount.  AMRESCO has taken a senior security interest in the units financed under the financing agreement and all proceeds generated by and derived from those products.

Until October 1, 2003, the interest rate for the funds under the AMRESCO financing arrangement was based upon the seven-year treasury rate plus an additional incremental rate that varies depending upon the total amount outstanding under the financing arrangement.  The incremental rate varied according to the thresholds provided in the following table:

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

On October 1, 2003, as a condition to receiving $250,000 in debt financing from the Gestetner Group, LLC and several third parties, AMRESCO and the Company entered into an agreement for the purpose of modifying the notes payable to AMRESCO. The terms of such agreement provide that all loan fundings, and all corresponding notes payable, made by AMRESCO to the Company shall bear interest at the rate of 8% per annum during the period October 1, 2003 to September 30, 2005. From October 1, 2005 until all debt obligations in favor of AMRESCO are paid in full, all promissory notes in favor of AMRESCO shall bear interest at the rate of 10% per annum. The Company will realize a sizable cost savings based upon the interest reduction from the former rate of 17.19% per annum.

In consideration for the interest rate reduction, the Company issued AMRESCO a warrant to purchase 400,000 shares of common stock, exercisable at $0.10 per share through October 1, 2008. If such warrant has an intrinsic value greater that $300,000 at any time during such period, AMRESCO has the right to exercise a “put” regarding the warrant to the Company for $200,000, payable in twelve equal monthly installments.

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

In addition to the funds received pursuant to our initial public offering, we have received $1,684,416 in fundings through our prior financial arrangements with AMRESCO in 2001 and 2002, collectively, and $1,416,029 in gross proceeds from our private placement of common stock in March 2002.  The funds from AMRESCO and our private placement have been used to fund working capital and general corporate purposes.

On November 8, 2002, we issued a promissory note to Ash Capital, LLC for proceeds of up to $322,500.  The note bore interest at 8%.  The principal and interest were originally due on November 8, 2003.  All past due amounts and accrued interest thereon bear interest at 18%.  During the period November 8, 2002 through September 30, 2003, we received loan proceeds of $322,500, and also transferred $25,000 from an accounts payable due to Ash Capital, which increased the principal amount of the promissory note to $347,500.  At any time, principal and accrued interest on the promissory note is convertible into Series D Convertible Preferred Stock at $0.90 per share. Each share of the Series D Convertible Preferred Stock is convertible into six shares of common stock, at the rate of $0.15 per share of Series D Preferred Stock.  On October 1, 2003, Ash Capital, LLC agreed to amend the terms of its secured convertible promissory note with us to (i) extend the maturity date to the earlier of November 8, 2007 or the maturity date of the Notes issued to Gestetner Group, LLC and several third parties and (ii) include as an additional event of default any default by us the secured convertible promissory notes with Gestetner Group, LLC and several third parties. In addition, we have issued Ash Capital, LLC a contingent warrant to purchase shares of common stock, exercisable at $0.13 per share through October 1, 2008. The terms of the warrant provide that the number of shares exercisable by Ash Capital, LLC will be determined by a formula, [A – B] times C, whereby (i) A equals the aggregate number of shares of our common stock that are, on the date of the exercise of the Ash Capital warrant, issued to and held by any of the Gestetner Group, LLC and several third parties that purchased, collectively, $250,000 of secured convertible promissory notes on October 1, 2003, (ii) B equals 10,000,000 and (iii) C equals .07. We have utilized all monies loaned by Ash Capital, LLC for our business operations.

On October 1, 2003, we issued secured convertible promissory notes in the original principal amount of $250,000, collectively, to Gestetner Group, LLC, a New Jersey limited liability company, and several third parties, the Noteholders.  David A. Gestetner, our Chief Executive Officer and President is the Managing Member of the Gestetner Group, LLC. The terms of the Notes include (i) for interest to accrue at the rate of 8% per annum, (ii) a maturity date of the earlier of (a) October 1, 2008, (b) the date of approval of the Board of Directors regarding the merger of the Company with or into any third party or the sale of all or substantially all of our assets, or (c) the date of the closing of any financing (other than commercial credit facilities), the gross proceeds of which are at least $1,000,000 and (iii) the right of the Noteholders, at any time, to convert all outstanding principal and accrued and unpaid interest into shares of our common stock at the rate of $0.05 per share; provided, however, that we shall have the right to not permit the conversion if such conversion would result in the Noteholders holding, in the aggregate and on a fully-diluted basis, more than 49% of our outstanding common stock.  In addition, the Noteholders have been issued, collectively, warrants to purchase 5,000,000 shares of our common stock, exercisable at $0.05 per share at any time through October 1, 2008. We are using the proceeds provided by the Noteholders for our business operations.

At December 31, 2003, we had $381,985 of cash and a working capital deficit of $603,709 as compared to $144,359 of cash and a working capital deficit of $482,150 at December 31, 2002. In addition, our stockholders’ equity was $352,197 at December 31, 2003 as compared to $1,392,529 at December 31, 2002, a decrease of $1,040,332.  The decrease in cash, working capital and stockholders’ equity reflects the continued use of cash by our operations and our continued inability to generate sufficient revenue to sustain our operations.

Our accumulated deficit increased to $32,707,505 at December 31, 2003 as compared to $30,985,670 at December 31, 2002.  The increase in accumulated deficit resulted primarily from the net loss from operations for the year ended December 31, 2003.  We anticipate that our accumulated deficit will continue to increase for a period of time.

Net cash provided by operating activities was $186,718 during the year ended December 31, 2003 as compared to $1,626,305 of net cash used by operating activities during the year ended December 31, 2002.  The $1,813,023 change in net cash from operating activities resulted primarily from the decrease in the net loss and inventory, offset by the gain on the forgiveness of certain liabilities and debt and the loss due to the impairment of refreshment centers in service.

Investing activities for the year ended December 31, 2003 provided $1,144 as compared to $764,968 of net cash used during the year ended December 31, 2002.  The decrease in net cash used in investing activities resulted primarily from no production activity.

Financing activities provided $49,764 during the year ended December 31, 2003 as compared to $1,464,658 during the year ended December 31, 2002.  The primary source of cash during the year ended December 31, 2003 was the loans from Ash Capital, LLC and the Gestetner Group, LLC, including several third parties.

In September 2002, we announced the receipt of written notice from AMRESCO of its intention to cease funding any future loans pursuant to the Amended and Restated Master Business Lease Financing Agreement.  AMRESCO indicated that the decision to cease funding future loans was based on its determination that the Company was not able to meet its debt obligations in the ordinary course of business, and also that it had altered its policy not to originate any new loans and to only service its existing portfolio of loans. We have not procured a new financing source and we must do so in order to offer new revenue sharing placements to prospective hotel clients. There can be no assurance that we will be successful in doing so.

We do not have sufficient cash-on-hand to sustain our routine business operations. Without a significant infusion of capital in the near term, our ability to continue as a going concern is in serious peril.     We have no assurance that adequate funds will be available on terms favorable to us, or at all. If we fail to obtain sufficient additional debt or equity financing, we will likely be forced to seek protection under the Federal bankruptcy laws.

On January 26, 2001, we terminated the employment of seventeen employees in an effort to maximize operational efficiencies and reduce monthly expenses.  In addition, we expanded the responsibilities of other positions to account for the terminations.  We have taken a one-time restructuring charge of $418,606 in the fourth quarter of 2000, but estimate that the restructuring will result in an approximate $1.1 million reduction in annual overhead over the twelve months following the restructuring.  Subsequently, on October 11, 2001, we announced a reduction-in-force and other cost-cutting measures driven by the uncertainties in the weakening United States economy and the lodging industry.  We terminated the employment of eight employees and modified the compensation of our sales representatives.  We estimate that the measures taken should result in a monthly reduction in overhead of approximately $51,000.  In the twelve months ended December 31, 2002, we further reduced our staff by 11 employees to reduce fixed overhead costs. In 2003, we reduced our staff count by an additional six persons. By doing so, we have significantly reduced our selling, general and administrative expenses.

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

Risks Related to eRoomSystem Technologies

We have a history of significant operating losses and anticipate continued operating losses, and we may be unable to achieve profitability

We have a history of significant operating losses and anticipate continued operating losses for the foreseeable future.  For the years ended December 31, 2003 and 2002, we have incurred net losses of $1,721,835 and $3,550,923, respectively, and our operations have provided $186,718 and used $1,626,305 of cash, respectively.  As of December 31, 2003 and 2002, we had accumulated deficits of $32,707,505 and $30,985,670, respectively.

If our revenues decline or fail to increase at a measurable rate, or if our future spending exceeds our expectations or cannot be adjusted to reflect slower revenue growth, our business will be severely harmed.  We cannot assure you that revenues will grow in the future or that we will generate sufficient revenues for profitability, or that profitability, if achieved, can be sustained on an ongoing basis.

With the termination of our long-term financing arrangement with AMRESCO Leasing Corporation, it remains critical that we obtain a new financing line and at least $1,000,000 in additional equity or debt financing or our business operations will be seriously adversely affected

Our business model relies heavily upon the placement of our products pursuant to our revenue-sharing program, and in the current economic climate hoteliers have been increasingly reticent to make significant capital expenditures for in-room amenities given declining occupancy rates, RevPar and travel in general. Our September 2002 announcement of the receipt of written notice from AMRESCO Leasing Corporation of its intention to cease funding any future loans pursuant to the Amended and Restated Master Business Lease Financing Agreement has severely hampered our short-term ability to place products on any basis other than an outright sale. Moreover, we have not had success in procuring a replacement line of credit for our revenue sharing program. A key element to securing a new financing line is obtaining sufficient equity financing. We have been unsuccessful in this endeavor as well since June 2002. Thus, although we have several entities interested in providing long-term financing under our revenue sharing program, execution of a definitive agreement is unlikely until we receive the requisite equity financing. In the event we are unsuccessful in obtaining a new financing line and a minimum of $1,000,000 of equity or debt financing, our business and results of operations will be seriously adversely affected and our ability to continue as a going concern will be in substantial doubt and a bankruptcy filing will be a significant possibility.

Given our recurring losses and accumulated deficits, we may be unable to continue as a going concern

Our independent auditors issued a report on their audit of our consolidated financial statements for the years ended December 31, 2003 and 2002. Their report contains an explanatory paragraph in which they state that our history of recurring losses raise substantial doubt regarding our ability to continue as a going concern.  If we continue to generate significant losses from our operations, we may be unable to continue as a going concern.

We have effected several reductions-in-force in the past three years to reduce fixed overhead expenses, effectively eliminating more than forty positions, and given the current composition of employees the loss of additional key personnel would seriously impact our operations

We are dependent upon the abilities and efforts of certain personnel, including David A. Gestetner and Daniel Bird. Our future success will depend in part upon our ability to attract and retain qualified personnel to fill key field operations, sales and management positions.  We currently do not carry key man life insurance on any of our key personnel, and we have no intention of doing so in the near future. There can be no assurance that we will be able to locate and retain replacement personnel in the event of the loss of any such key individuals.

If we fail to retain experienced sales personnel, our future operating results will likely be further adversely affected

As a result of the significant personnel reductions over the past three years related to our severe cash limitations, we have eliminated our entire sales staff. While we anticipate adding new sales personnel at some point in the future, there can be no assurance that such personnel will be available, and if so, on terms we can afford. Further, we can expect a significant period of time from the date of hire of such sales personnel, if any, to the date of placement of new products with hotels given our experience with the fairly long sales cycle with respect to the placement of our products.

Our failure to maintain our current relationships with hotel chains, to develop new relationships with other hotel chains and to enter into definitive agreements with the franchisees of these hotel chains may result in our inability to increase revenues or achieve profitability

Although we are a vendor of interactive computerized refreshment centers to more than thirty hotels, these arrangements may not generate any additional sales or placements of our products.  Due to the franchisor-franchisee relationship between many hotel chains and their hotel properties, even if we establish a preferred-vendor relationship with a hotel chain, we must also enter into definitive agreements with the franchisees of the hotel chain for the sale or placement of our products into the actual hotel properties.  Further, our relationships with the hotel chains are arrangements that are subject to change.  The failure to secure one or more preferred vendor relationships with hotel chains and enter into definitive agreements with franchisees of these hotel chains will harm our ability to install additional products and services and may result in our inability to increase revenues or achieve profitability.

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

Terrorist attacks or acts of war may seriously harm our business

Terrorist attacks or acts of war may cause damage or disruption to our company, our employees, our facility and our customers, which could significantly impact our revenues, costs and expenses, and financial condition.  The terrorist attacks that took place in the United States on September 11, 2001 were unprecedented events that have created many economic and political uncertainties, especially to the lodging industry, some of which have materially adversely affected our business, results of operations, and financial condition and may do so again in the future.  In particular, the lodging industry has been materially affected by the downturn in the tourism industry as a result of the September 11 attacks.  We have also experienced a fairly significant decrease in utilization of our revenue sharing products post September 11, particularly in the New York metro area given the lower occupancy rates. Because our business is closely tied to the lodging industry, the long-term effects on our company from the September 11, 2001 attacks are unknown.  The potential for future terrorist attacks, the national and international responses to terrorist attacks, and other acts of war or hostility have created many economic and political uncertainties, which could materially adversely affect our business, results of operations, and financial condition in ways that we currently cannot predict.

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

We have experienced reduced operating margins and loss of market share due to the intense competition from companies with longer operating histories, greater resources and more established brand names that market in-room amenities to the lodging industry

The market for in-room amenities in the lodging industry is very competitive, and we expect competition to intensify in the future.  Our competitors vary in size and in the scope and breadth of the products and services they offer.  Our competitors include Bartech Systems International, Dometic Corporation and MiniBar Systems, among others.  Each of our competitors have longer operating histories, larger customer bases, greater brand recognition, and substantially greater capital, research and development, manufacturing, marketing, service, support, technical and other resources than we currently do.  As a result, our competitors may be able to devote greater resources to marketing campaigns, adopt more aggressive pricing policies or devote substantially more resources to customer and business development than we can.

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

Risks Related to Our Common Stock

Due to our need for additional financing, we require the sale of our securities, in the form of debt or equity, to provide our operations with the necessary working capital, which invariably will have the effect of diluting the relative ownership of our existing stockholders

We need an immediate infusion of capital to fund our ongoing operations, whether in the form of common stock, preferred stock or convertible debt.  The issuance of additional equity or convertible debt securities will have the effect of reducing the percentage ownership of our current stockholders.  In addition, these equity or convertible debt securities may have additional rights, preferences or privileges to those of our common stock, such as registration rights.  Given the necessity of raising additional funds to support our operations, we cannot assure our stockholders that the additional funds will be available on terms favorable to the Company, or at all. Since June 2002, we have been unsuccessful in our attempts to raise significant capital despite intense efforts and utilization of a variety of sources. If adequate funds are not available or are not available on acceptable terms, we may not be able to fund operations or otherwise continue as a going-concern.

Our executive officers and members of our board of directors beneficially own approximately 15.8% of the outstanding shares of our common stock and could limit the ability of our other stockholders to influence the outcome of director elections and other transactions submitted to a vote of stockholders

Our executive officers and members of our board of directors beneficially own 1,638,009 shares of common stock, or approximately 15.8% of the outstanding shares of our common stock.  These stockholders may have the power to influence all matters requiring approval by our stockholders, including the election of directors and approval of mergers and other significant corporate transactions.

Our stock price may fall as a result of the approximately 10,239,158 shares of common stock, or approximately 98.6% of our outstanding common stock, that is currently eligible for resale

Sales of a substantial number of shares of common stock in the public market could cause the market price for our common stock to decline.  Of the 10,383,933 shares of common stock outstanding as of March 15, 2004, 321,875 shares have been registered pursuant to a selling stockholder registration statement and 1,800,000 shares were sold in our initial public offering, which closed on August 9, 2000.  All of these shares, representing approximately 20.4% of our outstanding shares of common stock, are immediately available for resale.

In addition to the foregoing shares, and in light of existing lock-up arrangements, up to 8,117,283 shares of common stock, or approximately 78.2% of our outstanding shares of common stock, are available for resale in accordance with Rule 144(k) under the Securities Act.  These shares, along with the shares of common stock sold in our initial public offering and the shares registered in the selling stockholder offering, represent approximately 10,239,158 shares, or 98.6% of our outstanding shares of common stock. As to our remaining shares of common stock, 144,775 are currently ineligible for resale.

Further, as of December 31, 2003, we had options and warrants outstanding to purchase 8,577,019 shares of common stock at a weighted average exercise price of $0.31 per share, all of which are immediately exercisable.  As of December 31, 2003, we had convertible debt that, if converted, would require the issuance of 7,316,667 shares of common stock.

The sale of a substantial number of shares of our common stock within a short period of time could cause our stock price to fall.  In addition, the sale of these shares could impair our abilities to raise capital through the sale of additional common stock.

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Certified Public Accountants

F-2

Consolidated Balance Sheets

F-3

Consolidated Statements of Operations

F-4

Consolidated Statements of Stockholders' Equity

F-5

Consolidated Statements of Cash Flows

F-6

Notes to Consolidated Financial Statements

F-7

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and the Stockholders

eRoomSystem Technologies, Inc.

We have audited the accompanying consolidated balance sheets of eRoomSystem Technologies, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of eRoomSystem Technologies, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company suffered losses from operations during the years ended December 31, 2003 and 2002 and at December 31, 2003, the Company had a working capital deficiency.  These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

HANSEN, BARNETT & MAXWELL

Salt Lake City, Utah

February 25, 2004

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31,	2003	2002
ASSETS
CURRENT ASSETS
Cash	$ 381,985	$ 144,359
Accounts receivable, net of allowance for doubtful accounts of $246,465 and
$169,943 at December 31, 2003 and 2002, respectively	226,385	335,763
Inventories	-	253,561
Prepaid expenses	16,188	107,085

Total Current Assets	624,558	840,768

REFRESHMENT CENTERS IN SERVICE, net of accumulated depreciation of
$1,262,714 and $1,717,753 at December 31, 2003 and 2002, respectively	2,384,808	3,598,154

PROPERTY AND EQUIPMENT
Production equipment	22,210	93,460
Computer equipment	74,965	74,203
Vehicles and other	44,153	65,795
	141,328	233,458
Less accumulated depreciation and amortization	(119,388)	(112,357)

Net Property and Equipment	21,940	121,101

DEPOSITS	76,650	75,688

Total Assets	$ 3,107,956	$ 4,635,711

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Notes payable and current portion of long-term debt	$ 426,683	$ 407,117
Accounts payable	540,395	567,943
Accrued liabilities	134,278	219,423
Accrued interest	59,457	23,092
Customer deposits	11,758	11,758
Deferred maintenance revenue	55,696	93,585

Total Current Liabilities	1,228,267	1,322,918

LONG-TERM DEBT, net of current portion	1,527,492	1,920,264

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 2,222,222 shares authorized; none outstanding	-	-
Series D convertible preferred stock, $0.001 par value; 2,777,778 shares authorized;
none outstanding	-	-
Common stock, $0.001 par value; 50,000,000 shares authorized; 10,383,933 shares
and 10,897,931 shares outstanding at December 31, 2003 and 2002, respectively	10,384	10,898
Additional paid-in-capital	32,028,402	31,570,454
Warrants and options outstanding	1,092,416	1,028,897
Notes receivable from shareholders	(71,500)	(232,050)
Accumulated deficit	(32,707,505)	(30,985,670)

Total Stockholders' Equity	352,197	1,392,529

Total Liabilities and Stockholders' Equity	$ 3,107,956	$ 4,635,711

See accompanying notes to consolidated financial statements.

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

December 31,	2003	2002

REVENUE
Product sales	$ 21,622	$ 878,691
Revenue-sharing arrangements	1,116,200	1,239,469
Maintenance fees	361,037	286,531

Total Revenue	1,498,859	2,404,691

COST OF REVENUE
Product sales	5,787	690,490
Write-off of obsolete inventory	250,404	1,128,562
Revenue-sharing arrangements	715,947	671,109
Loss on impairment of refreshment centers in serivice	497,399	-
Maintenance	141,013	398,212

Total Cost of Revenue	1,610,550	2,888,373

GROSS LOSS	(111,691)	(483,682)

OPERATING EXPENSES
Selling, general and administrative	1,475,116	2,439,089
Research and development	23,017	262,757

Total Operating Expenses	1,498,133	2,701,846

LOSS FROM OPERATIONS	(1,609,824)	(3,185,528)

OTHER INCOME (EXPENSE)
Interest expense	(591,171)	(502,635)
Gain on forgiveness of liabilities and debt	467,734	-
Interest and other income	11,426	137,240

Other Expense, Net	(112,011)	(365,395)

Net Loss	$ (1,721,835)	$ (3,550,923)

Basic and Diluted Loss per Common Share	$ (0.16)	$ (0.35)

Basic and Diluted Weighted-Average Common Shares Outstanding	10,871,401	10,243,932

See accompanying notes to consolidated financial statements.

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

	Shares		Amount
	2003	2002	2003	2002

Common Stock
Balance at Beginning of Year	10,897,931	8,016,019	$ 10,898	$ 8,016
Issuance for cash and conversion of accounts payable	-	2,723,139	-	2,723
Exercise of stock options	-	38,773	-	39
Issuance to directors for services	86,002	-	86	-
Cancellation in settlement of shareholder note receivable	(600,000)	-	(600)	-
Issuance in settlement of account payable	-	120,000	-	120

Balance at End of Year	10,383,933	10,897,931	10,384	10,898

Additional Paid-in Capital
Balance at Beginning of Year			31,570,454	29,098,351
Issuance for cash and conversion of accounts payable			-	1,361,311
Exercise of stock options			-	32,858
Issuance to directors for services			18,915	-
Cancellation in settlement of shareholder note receivable			(169,034)	-
Issuance in settlement of account payable			-	28,680
Beneficial conversion option of related party debt			156,786	202,000
Expiration of warrants and options			451,281	847,254

Balance at End of Year			32,028,402	31,570,454

Warrants and Options Outstanding
Balance at Beginning of Year			1,028,897	1,885,102
Expiration of warrants and options			(451,281)	(847,254)
Issuance of stock options in settlement of accrued liabilities			142,464	-
Exercise of stock options			-	(8,951)
Issuance of warrants related to consulting services and financing activities			372,336	-

Balance at End of Year			1,092,416	1,028,897

Notes Receivable from Shareholders
Balance at Beginning of Year			(232,050)	(247,000)
Cancellation in settlement of shareholder note receivable			169,634	-
Interest accrued			(9,084)	(11,050)
Payments collected			-	26,000

Balance at End of Year			(71,500)	(232,050)

Accumulated Deficit
Balance at Beginning of Year			(30,985,670)	(27,434,747)
Net loss			(1,721,835)	(3,550,923)

Balance at End of Year			(32,707,505)	(30,985,670)

Total Stockholders' Equity at End of Year			$ 352,197	$ 1,392,529

See accompanying notes to consolidated financial statements.

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31,	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (1,721,835)	$ (3,550,923)
Adjustments to reconcile net loss to net provided by (cash used) in operating activities
Depreciation	767,502	652,787
Amortization of patents and license rights	-	114,783
Gain on forgiveness of debt and liabilities	(467,734)	-
Loss on disposal of assets	46,462	118,034
Loss due to impairment of refreshment centers in service	497,399	-
Accretion of debt discount	323,859	19,575
Non-cash compensation expense	64,665	-
Changes in operating assets and liabilities:
Accounts receivable	100,294	151,512
Inventories	253,561	1,230,789
Prepaid expenses	104,935	165,392
Accounts payable	(2,547)	20,519
Accrued liabilities	258,046	(303,168)
Customer deposits and deferred maintenance revenue	(37,889)	(245,605)

Net Cash Provided by (Used in) Operating Activities	186,718	(1,626,305)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to refreshment centers in service	-	(693,025)
Proceeds from sale of equipment	2,500	-
Purchase of property and equipment	(1,356)	(71,943)

Net Cash Provided by (Used in) Investing Activities	1,144	(764,968)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	370,500	342,489
Principal payments on long-term debt	(320,736)	(212,098)
Principal payments on capital lease obligations	-	(13,284)
Proceeds from issuance of common stock and warrants	-	1,297,605
Proceeds from payments on notes receivable from shareholder	-	26,000
Proceeds from exercise of options	-	23,946

Net Cash Provided by Financing Activities	49,764	1,464,658

Net Increase (Decrease) in Cash	237,626	(926,615)

Cash at Beginning of Year	144,359	1,070,974

Cash at End of Year	$ 381,985	$ 144,359

Supplemental Cash Flows Information
Cash paid for interest	$ 231,327	$ 287,620

Supplemental Disclosure of Noncash Investing and Financing Activities
Account payable converted to a note payable	$ 25,000	$ -
Cancellation of common stock in settlement of notes receivable from shareholders	169,634	-
Stock options issued in partial settlement of accrued liabilities	306,826	-
Stock exchanged for forgiveness of debt as a part of private placement	-	66,429
Issuance of note payable and common stock in settlement of accounts payable	-	155,024

See accompanying notes to consolidated financial statements.

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization, Nature of Operations and Business Condition - eRoomSystem Services, Inc. was organized under the laws of the state of Nevada in 1993. In 1999, eRoomSystem Services, Inc. was reorganized as a wholly-owned subsidiary of eRoomSystem Technologies, Inc., also a Nevada corporation. During 1999 and 2000, RSi BRE, Inc. (“RSi BRE”) and eRoom System SPE, Inc. (“SPE”) were formed, respectively, as wholly-owned subsidiaries of eRoomSystem Technologies, Inc. eRoomSystem Technologies, Inc. and its subsidiaries are collectively referred to as the “Company.”

The Company designs, assembles and markets a complete line of fully-automated eRoomServ refreshment centers and eRoomSafes traditionally installed in hotels. The eRoomServ refreshment centers and eRoomSafes use proprietary software and patented credit card technology that integrate with a data collection computer in each hotel.

Since inception, the Company has suffered recurring losses. During the year ended December 31, 2003 and 2002, the Company had losses of $1,721,835 and $3,550,923, respectively. During the year ended December 31, 2003 and 2002, the Company's operations provided $186,718 and used $1,626,305 of cash, respectively. The Company had cash of $381,985 as of December 31, 2003, of which $73,688 was restricted for the purpose of paying the final two payments of certain long-term obligations.  At December 31, 2003, the Company had a working capital deficiency of $603,709.

Although the Company had a change in management on October 1, 2003, and issued secured convertible promissory notes in the original principal amount of $250,000 on that date, there still remains substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.  Management is in the process of negotiating reductions of liabilities and is seeking to settle or reduce liabilities through compromised balances that can be paid from cash flows from operations.  In addition, management is seeking additional financing.  In the event the Company is unable, in the near term, to obtain additional financing or adequate compromises of liabilities from creditors, management is prepared to seek bankruptcy protection from creditors.

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of eRoomSystem Technologies, Inc. and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

RSi BRE is a special purpose entity in which the Company does not have operating control, as further discussed in Note 2.  In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (“FIN 46”). FIN 46 defined variable interest entities and modified the requirements for their consolidation from ownership of a controlling voting interest to holding a majority variable interest and being the primary beneficiary of the variable interest entity. The Company adopted FIN 46 at December 31, 2002 and restated prior periods to present RSi BRE on a consolidated basis. There was no effect on net loss as a result of adopting FIN 46.

Use of Estimates in the Preparation of Financial Statements - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Cash Equivalents and Fair Value of Financial Instruments - Cash equivalents include highly liquid debt investments with original maturities of three months or less, readily convertible to known amounts of cash.

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The carrying amounts reported in the accompanying consolidated financial statements for cash, accounts receivable and accounts payable approximate fair values because of the immediate or short-term maturities of these financial instruments. The carrying amounts of the Company's debt obligations approximate fair value based on current interest rates available to the Company, with the exception of one convertible note payable, issued during 2003, that had a discounted carrying value of $12,603 at December 31, 2003, as compared to an approximate fair value of $109,000, which was estimated by management based on rates believed to be available to the Company for similar borrowings.

Inventory – Inventory included direct materials, direct labor and manufacturing overhead costs and were stated at the lower of cost (using the first-in, first-out method) or market value.  Provisions, when required, were made to reduce excess and obsolete inventories to their estimate net realizable values.

An analysis of inventory was performed during 2002 and 2003 to determine obsolescence and estimated net realizable value of inventory.  As a result of that analysis, $1,128,562 of obsolescence was recognized during 2002 and $250,404 was recognized during 2003.

eRoomServ Refreshment Centers in Service and Property and Equipment - eRoomServ refreshment centers (including eRoomSafes, if applicable) and property and equipment are stated at cost, less accumulated depreciation and amortization. Major additions and improvements are capitalized, while minor repairs and maintenance costs are expensed when incurred. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related assets, after taking into consideration residual values for eRoomServ refreshment centers, which lives are as follows:

eRoomServ refreshment centers in service	7 years
Production equipment	3 - 5 years
Computer and office equipment	3 - 7 years
Vehicles and other	7 years

Depreciation and amortization expense related to eRoomServ refreshment centers in service and property and equipment was $767,502 and $652,787 for the years ended December 31, 2003 and 2002, respectively.

On retirement or disposition of property and equipment, the cost and related accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is recognized in the statement of operations.  During December 2003, the Company disposed of equipment with a carrying value of $48,962 and received proceeds of $2,500.  This sale resulted in the recognition of a $46,462 loss on the disposal of the assets.  The loss is included in selling, general and administrative expense.

Capitalized Software Costs - In accordance with FASB Statement of Financial Accounting Standards (“SFAS”) No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, development costs incurred in the research and development of new software products to be sold, leased or otherwise marketed are expensed as incurred until technological feasibility in the form of a working model has been established. Internally generated capitalizable software development costs have not been material for the years ended December 31, 2003 and 2002. The Company has charged its software development costs to research and development expense in the accompanying consolidated statements of operations.

Patents and License Rights - Patents and license rights are amortized on a straight-line basis over the estimated life of the related patents or licenses of seven years. Management has evaluated the recoverability of these costs based on revenues from the products related to the technology, existing or expected revenue trends and projected cash flows.  At December 31, 2002, management determined that the underlying technology related to its patents and license rights was obsolete and recognized an impairment loss for the remaining carrying value of the patents and license rights as additional amortization of $47,284. After recognition of the impairment loss, amortization expense relating to the patents and license rights was $0 and $114,783 for the years ended December 31, 2003 and 2002, respectively.

Deferred Offering and Financing Costs - The Company capitalizes direct costs associated with debt financing. These costs are amortized over the life of the related debt as additional interest expense. If the underlying debt is repaid or extinguished prior to the scheduled maturity, the costs are removed from the accounts and considered in the determination of the gain or loss from extinguishment. The Company also capitalizes direct costs associated with equity financing which are netted against the equity proceeds.

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impairment of Long-Lived Assets - The carrying values of the Company's long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that they may not be recoverable. When projections indicate that the carrying value of the long-lived asset is not recoverable, the carrying value of the long-lived asset is reduced by the estimated excess of the carrying value over the projected discounted cash flows. The Company assessed impairment of its patents and license rights during 2002, as explained above.

The Company assessed the carrying value of certain refreshment centers in service and recorded a loss on impairment of $497,399 during December 2003.  The estimated net future cash flows of several of the properties that made up this group of refreshment centers no longer supported the carrying value of the assets.

Revenue Recognition - The Company generates revenues from either the sale of eRoomServ refreshment centers and eRoomSafes, or from leases of eRoomServ refreshment centers and eRoomSafes under revenue-sharing agreements. Under the revenue-sharing agreements, the Company receives a non-guaranteed portion of the sales generated by the units. The Company also generates revenues from maintenance services.

Revenue from the sale of eRoomServ refreshment centers and eRoomSafes is recognized upon completion of installation and acceptance by the customer. The revenue-sharing agreements are accounted for as operating leases with revenue being recognized as earned over the lease period. Maintenance revenue is recognized as the services are performed or pro rata over the service period.  With respect to the sale of products, the maintenance services are not integral to the functionality of the eRoomServ refreshment centers and are at the option of the customer.  Maintenance services are mandatory for eRoomServ refreshment centers placed under revenue-sharing agreements and are incorporated into those agreements.  In connection with the revenue-sharing agreements, a portion of the revenues received by the Company are classified as maintenance fee revenue based upon vendor-specific objective evidence of fair value. The Company defers customer’s deposits paid in advance relating to future services and products not yet installed and accepted by the customer.

Stock-Based Compensation - At December 31, 2003, the Company has one stock-based employee compensation plan, which is described more fully in Note 8. The Company accounts for the plan under the recognition method and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. During the years ended December 31, 2003 and 2002, the Company recognized compensation expense relating to stock options and warrants of $64,666 and $0, respectively. The following table illustrates the effect on net loss and basic and diluted loss per common share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

For the Years Ended December 31,	2003	2002
Net loss, as reported	$ (1,721,835)	$ (3,550,923)
Add: Stock-based employee compensation expense
included in net loss	64,666	-
Deduct: Total stock-based employee compensation
expense determined under fair value-based method
for all awards	(64,666)	(645,615)
Pro forma net loss	$ (1,721,835)	$ (4,196,538)
Basic and diluted loss per common share as reported	$ (0.16)	$ (0.35)
Basic and diluted loss per common share pro forma	$ (0.16)	$ (0.41)

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes - The Company recognizes an asset or liability for the deferred tax consequences of tax operating loss carryforwards and temporary differences between the tax bases of assets or liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the assets or liabilities are recovered or settled. These deferred tax assets or liabilities are measured using the enacted tax rates that will be in effect when operating loss carryforwards are expected to be realized and the differences are expected to reverse. Deferred tax assets are reviewed periodically for recoverability and a valuation allowances is provided for those deferred tax assets that are not likely to be realized.

Net Loss per Common Share - Basic loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding.  Diluted loss per common share is computed by dividing net loss by the weighted-average number of common shares and the dilutive potential common share equivalents outstanding. Potential common share equivalents consist of shares issuable upon the exercise of stock options, warrants and shares issuable upon the conversion of convertible preferred stock.

As of December 31, 2003 and 2002, there were options and warrants outstanding and shares issuable upon conversion of a note payable to purchase 15,893,686 shares and 4,411,324 shares of common stock, respectively, that were not included in the computation of diluted loss per common share as their effect would have been anti-dilutive, thereby decreasing the loss per common share.

Reclassification - Certain amounts for the year ended December 31, 2002 have been reclassified in the Company's consolidated financial statements to conform to the 2003 presentation at December 31, 2003.

Recent Accounting Pronouncements - In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and the recognition of impairment of long-lived assets to be held and used.  The Company implemented SFAS No. 144 effective January 1, 2002.  In accordance with SFAS 144, the Company recognized impairment loss on refreshment centers in service of $497,399 during the year ended December 31, 2003.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.  Among other provisions, the statement modifies the criteria classification of gains and losses on debt extinguishments such that they are not required to be classified as extraordinary items if they do not meet the criteria for classification as extraordinary items in APB Opinion No. 30.  The Company elected to adopt this standard during the year ended December 31, 2002. The adoption of this standard had no material effect on the Company’s financial position or results of operations.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal activities.  The statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan.  Examples of costs covered by the standard include lease termination costs and certain employee plan severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity.  The Company adopted this statement on January 1, 2003 and its adoption had no material effect on the Company’s financial position or results of operations.  The effect of the termination of employment agreements with former officers on October 1, 2003 was accounted for in accordance with SFAS No. 146.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure.  This statement amends SFAS No. 123, Accounting for Stock-Based Compensation, modifying the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income or loss of an entity’s accounting policy decisions with respect to stock-based employee compensation.  SFAS No. 148 also requires disclosure about those effects in interim financial information.  The Company adopted the disclosure requirements of Statement No. 148 during the year ended December 31, 2002.

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 elaborates on the existing disclosure requirements for most guarantees. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligation it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The Company has not guaranteed the indebtedness of others and, accordingly, the recognition and measurement provisions of FIN 45 on January 1, 2003 had no effect on the Company’s financial statements.

As described above under Principles of Consolidation, in January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, which was adopted by the Company during the year ended December 31, 2002.

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

During 1999, eRoomSystem Technologies, Inc. formed RSi BRE, Inc. (“RSi BRE”) as a wholly-owned subsidiary to own and operate certain eRoomServ refreshment center units under the terms of related revenue-sharing agreements. RSi BRE was formed as a condition of an obligation under a financing agreement referred to as the Equipment Transfer Agreement (the "Transfer Agreement") with RSG Investments, LLC (“RSG”) whereby the ownership of 2,270 eRoomServ refreshment center units and the related revenue-sharing agreements were transferred to RSi BRE.  The board of directors of RSi BRE is comprised of one appointee from the Company, one appointee from RSG and one independent appointee. All operating decisions, including disbursements, of RSi BRE require unanimous consent of RSi BRE's board of directors. As a result, the Company does not control RSi BRE.

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

Through December 31, 2002, payments made to RSG were recognized as interest and principal, with interest estimated at an effective rate of approximately 31 percent based on estimated future payments to be made to RSG over the remaining term of the underlying revenue-sharing agreements. During 2003, the Company’s estimate of future net cash flows decreased due to the deterioration of profitability of several revenue-sharing agreements.  The Company determined that its inability to repay scheduled debt payments with future net cash flows was a troubled debt restructuring.  The Company recorded a gain on forgiveness of debt related to the RSG obligation of $303,373 and reduced the obligation to $315,541 as of December 31, 2003.  The adjusted balance at December 31, 2003 represents the estimated undiscounted future cash payments to RSG under the Transfer Agreement.  All future payments that will be made under the RSG obligation will be recognized as reductions to the carrying amount of the obligation and no interest expense will be recognized.  As of December 31, 2003, the Company had accounts receivable net of allowance for doubtful accounts of $30,132, that will be used to pay the RSG loan obligation.  On February 29, 2004, the Company negotiated a settlement of the RSG obligation for a cash payment of $152,823.  The Company will recognize gain on forgiveness of $162,718 during 2004.

Due to the decrease in the estimate of future net cash flows of refreshment centers related to the RSG obligation, the Company assessed the carrying value of the refreshment centers in service held by RSi BRE and recorded a loss on impairment of $462,523 in December 2003, based on the estimated discounted future net cash flow from the refreshment centers.  The carrying value of the assets was $206,832 after recording the impairment loss.

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – NOTES PAYABLE AND LONG-TERM DEBT

Notes payable and long-term debt consists of the following:

December 31,	2003	2002

Notes payable to financing company, interest at 8% and 15.9% per annum,
secured by eRoomServ refreshment centers held by SPE	$ 1,208,531	$ 1,507,600

Notes payable to financing company, secured by eRoomServ refreshment
centers held by RSi BRE, interest computed at 31% during 2002, 0% thereafter	315,541	734,085

Convertible note payable to stockholder, 8%, secured by all assets of the Company, subordinate to notes payable to financing company, due November 8, 2007, less unamortized discount of $0 and $183,582 as
of December 31, 2003 and 2002	347,500	18,418

8%, $250,000 convertible note payable, due October 1, 2008, net of
unamortized discount of $237,397 based on an imputed interest rate of 162%	12,603	-

Note payable to supplier, in default, 28% default interest rate, settled
subsequent to December 31, 2003 for no consideration	70,000	67,278

Total Notes Payable and Long-Term Debt	1,954,175	2,327,381

Less: Current Portion of Long-Term Debt	(426,683)	(407,117)

Long-Term Debt, Net of Current Portion	$ 1,527,492	$ 1,920,264

Future maturities of notes payable and long-term debt are as follows:

Years Ending December 31,
2004	$ 426,683
2005	381,473
2006	264,172
2007	492,819
2008	388,295
Thereafter	733
Total	$ 1,954,175

Gestetner Group Secured Promissory Notes - On October 1, 2003, the Company issued secured convertible promissory notes (“Notes”) in the original principal amount of $250,000, collectively, to Gestetner Group, LLC, a New Jersey limited liability company, and several third parties (collectively, the “Note Holders”).  David A. Gestetner, the Chief Executive Officer and President of the Company, is the Managing Member of the Gestetner Group, LLC. The terms of the Notes include, inter alia, (i) for interest to accrue at the rate of 8% per annum, (ii) a maturity date of the earlier of (a) October 1, 2008, (b) the date of approval of the Board of Directors regarding the merger of the Company with or into any third party or the sale of all or substantially all of the assets of the

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company, or (c) the date of the closing of any financing (other than commercial credit facilities), the gross proceeds of which are at least $1,000,000 and (iii) the right of the Note Holders, at any time, to convert all outstanding principal and accrued and unpaid interest into shares of common stock of the Company at the rate of $0.05 per share; provided, however, that the Company shall have the right to not permit the conversion if such conversion would result in the Note Holders holding, in the aggregate and on a fully-diluted basis, more than 49% of the outstanding common stock of the Company.  In addition, the Note Holders have been issued, collectively, warrants to purchase 5,000,000 shares of common stock of the Company, exercisable at $0.05 per share at any time through October 1, 2008.

The proceeds were allocated between the Notes and warrants based on their relative fair values, with $42,389 allocated to the Notes and $207,611 allocated to the warrants. In addition, the Note Holders received a beneficial conversion option of $42,389. The resulting $250,000 discount to the Notes is being amortized over the expected five-year term of the Notes as interest expense.

Amresco Financing Agreement - Under the terms of a financing agreement with AMRESCO Leasing Corporation, (the “finance company”), the finance company had agreed to fund up to 150% of the Company’s product costs for each eRoomServ refreshment center that had been in service for 90 days, subject to the related hotel customer meeting certain requirements and conditions during that period.  As part of the financing agreement, the Company formed eRoomSystem SPE, Inc. (“SPE”), a wholly owned, consolidated subsidiary.  SPE owns all of the eRoomServ refreshment centers funded by the finance company as well as the related revenue-sharing agreements.  The finance company has a senior security interest in the eRoomServ refreshment centers financed under the financing agreement and the corresponding revenue sharing agreements.  SPE is obligated to repay the amount borrowed under the terms of a note payable corresponding to each funding, pursuant to the financing agreement over seven years, plus interest, at a variable interest rate determined at the time of each funding.

The notes payable are collateralized by eRoomServ refreshment centers with a carrying value of $1,402,943 at December 31, 2003.  SPE holds payments from hotel customers in several restricted bank accounts for payment to the finance company and to the Company.  As of December 31, 2003, the Company had $81,762 of restricted cash and non-current deposits of $73,688 that were designated for this purpose.

On September 18, 2002, management was notified by the finance company of its intention to cease funding loans to the Company.  During 2003, the finance company assigned the rights to provide financing for SPE under the financing agreement to Boise Capital Group, LLC.  No borrowing arrangements have been made with Boise Capital Group.

As a requirement of the October 1, 2003, Gestetner Group, LLC funding arrangement, the Company entered into an agreement that amended the terms of the notes payable to AMRESCO Leasing Corporation.  The amendment states that for the two-year period commencing on October 1, 2003, interest on debt was reduced to eight percent per annum, and from October 1, 2005 until the debt obligations have been paid in full, interest will accrue at ten percent per annum. Previously, the debt obligations accrued interest at the seven-year treasury rate plus 12.5 percent.

In consideration for the reduction in the interest rate, the Company issued AMRESCO a warrant to purchase 400,000 shares of common stock, exercisable at $0.10 per share through October 1, 2008. If at anytime after December 31, 2005, the warrant has an intrinsic value greater than $300,000 based upon the then current trading price of the Company’s common stock, then AMRESCO will have the right to “put” the warrant back to the Company in exchange for $200,000 payable in 12 equal consecutive monthly installments with the first payment to be made on the last day of the month in which the “put” occurs. The warrants to purchase 400,000 shares of common stock were recognized in October 2003 as a troubled debt restructuring, with the $97,956 fair value of the warrants recorded as a discount to the notes payable to be amortized over the remaining life of the notes as a charge to interest expense.

Convertible Note Payable to Stockholder - During the years ended December 31, 2003 and 2002, the Company borrowed $120,500 and $202,000, respectively, under the terms of a promissory note payable to Ash Capital, LLC and also during 2003, $25,000 was transferred from an accounts payable due to Ash Capital, LLC, which increased the principal amount of the promissory note to $347,500.  The note bears interest at 8%.  All past due amounts and accrued interest thereon will bear interest at 18%.

At any time, principal and accrued interest on the promissory note is convertible into a Series D Convertible preferred stock at $0.90 per share. Each share of the Series D Convertible Preferred Stock is convertible into six shares of common stock, at the rate of $0.15 per share of Series D preferred stock.  The promissory note may be converted into 17.8% of the lesser of the authorized capital stock or the outstanding capital stock of the Company.  The Company has agreed not to increase the outstanding capital stock of the Company or issue securities convertible into capital stock without prior consent of Ash Capital, LLC.

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company determined that Ash Capital, LLC received a beneficial conversion option and allocated $120,500 and $202,000 of the proceeds received during the years ended December 31, 2003 and 2002 to the beneficial conversion option that resulted in an offsetting discount to the note payable.  The discount on the note payable was amortized to interest expense from the dates proceeds were received through November 8, 2003, in accordance with EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Ratios, and EITF 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, and amounted to $304,082 and $18,418 of accretion of the discount during the year ended December 31, 2003 and 2002, respectively.

As a requirement of the October 1, 2003, Gestetner Group, LLC funding arrangement, Ash Capital, LLC agreed to amend the terms of its secured convertible promissory note with the Company to (i) extend the maturity date to the earlier of November 8, 2007 or the maturity date of the Gestetner Group Notes issued to the Note Holders and (ii) include as an additional event of default any default of the Company under the Gestetner Group Notes.

In addition, the Company issued Ash Capital, LLC a contingent warrant to purchase shares of common stock, exercisable at $0.13 per share through October 1, 2008. The terms of the warrant provide that on the dates exercised, Ash Capital, LLC may purchase seven percent of the aggregate number of shares of the Company’s common stock issued to and held on that date by any of the Gestetner Group Note Holders in excess of 10,000,000 common shares. If and when the contingent warrants are exercised, the Company will record the fair value of the warrants as a discount to the note payable to be amortized over the remaining life of the note as a charge to interest expense.

On October 1, 2003, Ash Capital, LLC and Gestetner Group, LLC entered into an Intercreditor and Collateral Agency Agreement that provides for the secured obligations of the Company to both parties to rank equally. Ash Capital, LLC is to serve on its own behalf and as the agent for Gestetner Group, LLC, based upon its written instruction, to foreclose upon, collect and dispose of all or any portion of the collateral set forth in Ash Capital’s secured convertible promissory note and the Gestetner Group Notes, should a default occur by the Company under the terms of such agreements. In addition, for the term of the Gestetner Group Notes, Ash Capital has agreed, subject to obtaining the prior written consent of Gestetner Group, LLC otherwise, to vote or to cause any of its affiliates or subsidiaries to vote all of its or their shares of common stock of the Company (i) for the election of any two nominees of the Gestetner Group Note Holders and (ii) against any increase in the size of the Board of Directors of the Company above four members.

Note Payable to Supplier - During January 2004, a note payable with a carrying value of $70,000 as of December 31, 2003, was purchased by an outside party who subsequently cancelled the note and released the Company from any obligation to pay the note or accrued interest.  During 2004, the Company will record a gain on forgiveness of debt of $87,218, representing principal of $70,000 and accrued interest of $17,218.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

Employment Agreement – On October 1, 2003, the Company entered into a two-year employment agreement with its new chief executive officer and president.  The agreement provides for an annual salary of $100,000.  If the chief executive officer is terminated without cause, the agreement provides for one year’s annual salary as severance pay. Under the terms of the agreement, the chief executive officer has agreed not to compete with the Company during the term of employment and for three years subsequent to termination.

Consulting Agreement – On November 24, 2003, the Company entered into a two-year consulting agreement for design services in return for monthly payments of $1,700 and stock options to purchase 100,000 shares of common stock at an exercise price of $0.15 per share, expiring three years from the date of the agreement.  These options were valued at $15,000, based upon their fair value measured using the Black-Scholes option pricing model with the following assumptions: 2.1 percent risk-free rate, 0 percent expected dividend yield, 171 percent volatility and a three-year estimated life.

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Employment Agreement Terminations – As a condition of the Gestetner Group, LLC funding arrangement discussed in Note 3, on October 1, 2003, the employment of three officers was terminated and the Company entered into termination and release agreements with the three former officers that provided for the redemption of 600,000 shares of common stock from the former officers in exchange for the Company surrendering promissory notes receivable from the former officers totaling $156,000 and related accrued interest of $13,634. The Company also released 637,500 shares of common stock and other assets that were being held as security for the promissory notes. The common shares were originally issued and the promissory notes were received upon exercise of stock options as described more fully in Note 8. The redeemed common shares were cancelled. In addition, the Company settled $306,826 of accrued compensation payable to the three former officers by issuing options to them to purchase 600,000 shares of common stock at $0.26 per share through October 1, 2008. These options were valued at $142,464 based upon their fair value measured using the Black-Scholes option pricing model with the following assumptions: 2.8 percent risk-free rate, 0 percent expected dividend yield, 173 percent volatility and a five year estimated life. The Company recognized a $164,362 gain on forgiveness of liabilities from the settlement of the accrued compensation.

Registration Rights - The Company has granted certain common stock and warrant holders the right, subject to applicable terms and conditions, to require the Company to register their common stock (or equivalent common shares upon the exercise of the warrants) on a best efforts basis under the 1933 Securities Act, as amended, for offer to sell to the public.

Litigation and Judgments – In November 2002, a former landlord in St. George, Utah filed a lawsuit against the Company for breach of a lease agreement.  On March 6, 2003, summary judgment in the amount of $47,442 was granted to the former landlord. During 2003, an outside consulting service provider filed a complaint against the Company claiming damages of $36,000 and a judgement was entered for this amount and remains outstanding.  The Company has accrued liabilities for these judgments as of December 31, 2003.

Operating Leases as Lessor - The Company accounts for its revenue-sharing agreements as operating leases. As of December 31, 2003, the Company had two revenue-sharing agreements for which the customers were contractually obligated to pay minimum monthly payments. Agreements with all other customers provide for an allocation of revenues to the Company with no minimum monthly payment. Accordingly, the Company is unable to estimate future amounts to be received under these agreements.  The carrying value of these leased assets was $255,479 as of December 31, 2003. Future minimum payments to be received under contracts that provide for minimum monthly amounts were as follows as of December 31, 2003:

Years Ending December 31,
2004	$ 179,485
2005	179,485
2006	179,485
2007	27,436
Total	$ 565,891

Years Ending December 31,
2004	$ 14,300
2005	17,472
2006	19,344
Total minimum payments	$ 51,116

Operating Leases as Lessee – During the fourth quarter of 2003, the month-to-month operating lease of the Company's facilities in Draper, Utah was discontinued.  In November 2003 the Company moved to a new facility in Salt Lake City, Utah.  The Company entered into a 38-month lease agreement that will terminate in December 2006.    The lease provides for monthly rent payments with a scheduled yearly escalation:  $1,300 for 2004, $1,456 for 2005 and $1,612 for 2006. Rent expense is recognized on a straight-line basis over the term of the lease.  Future minimum payments are as follows as of December 31, 2003:

The Company also leases office space in Lakewood, New Jersey on a month-to-month basis at a monthly lease rate of $700.  Rent expense for the years ended December 31, 2003 and 2002 was $47,117 and $97,217, respectively.

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 -- INCOME TAXES

The Company has paid no federal or state income taxes.  The significant components of the Company's deferred income tax assets were as follows:

December 31,	2003	2002
Deferred Income Tax Assets:
Net operating loss carryforwards	$ 8,844,892	$ 7,818,664
Reserves and accrued liabilities	48,741	66,728
Inventory impairment	379,713	291,345
Other assets	115,775	88,771
Total Deferred Income Tax Assets	9,389,121	8,265,508
Valuation allowance	(8,684,628)	(8,190,682)
Deferred Income Tax Liability—Depreciation and
Amortization	(704,493)	(74,826)
Net Deferred Income Tax Asset	$ -	$ -

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

The following is a reconciliation of the amount of tax benefit that would result from applying the federal statutory rate to pretax loss with the benefit from income taxes:

For the Years Ended December 31,	2003	2002
Benefit at statutory rate (34%)	$ (585,424)	$ (1,207,314)
Other non-deductible expenses and adjustments	113,690	3,693
Change in valuation allowance	493,946	1,249,428
State tax benefit, net of federal tax benefit	(22,212)	(45,807)
Net Benefit From Income Taxes	$ -	$ -

The following summarizes the tax net operating loss carryforwards and their respective expiration dates as of December 31, 2003:

Years Ending December 31,
2008	$ 44,057
2010	930,194
2011	2,188,074
2017	1,082,373
2018	3,642,857
2019	3,298,105
2020	5,087,650
2021	2,888,647
2022	2,993,508
2023	2,907,987
Total net operating loss carryforwards	$25,063,452

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 -- STOCKHOLDERS' EQUITY

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

The Company issued 86,002 shares of common stock valued at $19,000 ($0.22 per share) to its Board of Directors for services rendered during the year ended December 31, 2003.

NOTE 8 -- STOCK OPTIONS AND WARRANTS

Employee Grants - During 2000, the stockholders of the Company approved adoption of the 2000 Stock Option Plan (the "2000 Plan").  During July 2002, the stockholders of the Company approved an amendment to the 2000 Plan to increase the authorized number of shares of common stock reserved for issuance upon the exercise of stock options under the 2000 Plan from 2,400,000 shares to 2,700,000 shares.

The 2000 Plan, as amended, provides for both the direct award of shares and the grant of options to purchase shares. The Company's compensation committee administers the plan and has discretion in determining the employees, directors, independent contractors and advisors who receive awards, the type of awards (stock, incentive stock options or non-qualified stock options) granted, and the term, vesting and exercise prices. The exercise price for the options may be paid in cash or in shares of the Company's common stock that have been outstanding for more than six months, which shares are valued at their fair value on the exercise date. In the event of a change in control (as defined in the 2000 Plan), all restrictions on awards issued under the 2000 Plan will lapse and unexercised options will become fully vested.

On January 7, 2002, the Company offered to exchange all options held by current employees, directors, independent sales representatives and key consultants to purchase shares of the Company’s common stock with an exercise price per share of $1.50 or more for new options to be granted under the Company’s 2000 Plan on or promptly after the first trading day that was at least six months and one day after the date the tendered options were accepted for exchange and cancelled. As a result of the tender offer, options to purchase 1,367,855 shares of common stock exercisable from $1.51 to $9.60 per share were cancelled during January 2002.

During the year ended December 31, 2002, the Company granted options to purchase 1,534,748 shares of common stock to certain officers and employees of the Company pursuant to the 2000 Plan, including 1,367,855 granted in accordance with the tender offer. These options vested on the dates granted. The related exercise prices range from $0.37 to $1.55 per share. The options are exercisable through 2012.

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

Inasmuch as the security for the notes was for the full amount of the notes and the officers and the related entity had sufficient assets or other means beyond the shares purchased to justify the recourse nature of the notes, the legal form of the recourse notes arrangement was respected for accounting purposes and the options were considered to have been exercised. The options exercised on December 31, 2001 included the early exercise of 400,000 unvested options. The common shares issued upon the early exercise were subject to contingent repurchase call options held by the Company that lapsed when the options vested on December 31, 2002.

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As discussed in Note 4, in exchange for settlement of accrued compensation due to three former officers, on October 1, 2003 the Company granted the former officers stock options to purchase 600,000 shares of common stock at $0.26 per share through October 1, 2008. In addition, the Company granted 25,000 stock options to a director on October 1, 2003.

Financing Warrants – During 2003, the Company issued 5,400,000 warrants and contingent warrants related to financing agreements, as further described in Note 3.

Options to Consultants – During 2003, the Company issued 190,000 options to former officers of the Company in exchange for consulting services under the terms of consulting agreements with the former officers.  The Company also issued 100,000 options to a supplier in relation to a two-year consulting agreement.

Outstanding Stock Options and Warrants -A summary of stock option and warrant activity for the years ended December 31, 2003 and 2002 is as follows:

	Options and Warrants	Exercise Price Range			Weighted -Average Exercise Price

Balance, December 31, 2001	3,350,085	$ 0.20	-	16.00	$ 4.24
Granted	1,534,748	0.37	-	1.55	0.38
Exercised	(38,773)	0.37	-	1.01	0.62
Forfeited	(46,663)	0.26	-	1.48	0.30
Expired	(1,734,740)	0.37	-	16.00	4.55
Balance, December 31, 2002	3,064,657	0.20	-	12.80	2.26
Granted	6,315,000	0.05	-	0.26	0.07
Forfeited	(116,327)	0.20	-	1.01	0.58
Expired	(686,311)	4.00	-	12.80	6.72
Balance, December 31, 2003	8,577,019	$ 0.05	-	7.80	$ 0.31
Exercisable, December 31, 2003	8,577,019	$ 0.05	-	7.80	$ 0.31
Weighted-average fair value of options granted during the year ended
December 31, 2002					$ 0.38
Weighted-average fair value of options granted during the year ended
December 31, 2003					$ 0.24

The fair value of stock options was determined at the grant dates using the Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended December 31, 2003 and 2002, respectively:  risk-free interest rate of 2.8 and 4.5 percent, dividend yield of 0 and 0 percent, volatility of 173 and 163 percent, and expected lives of 4.3 and 10.1 years.

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of stock option and warrant grants with exercise prices less than, equal to or greater than the estimated fair value on the date of grant during the years ended December 31, 2003 and 2002 is as follows:

	Options		Weighted -
	And	Weighted -	Average Fair
	Warrants	Average	Value of Options
	Granted	Exercise Price	and Warrants
For the Year Ended December 31, 2003:
Grants with exercise price less than
market value	5,715,000	$ 0.05	$ 0.24
Grants with exercise price greater than
market value	600,000	$ 0.26	$ 0.24

For the Year Ended December 31, 2002:
Grants with exercise prices equal to
market value	1,531,800	$ 0.38	$ 0.37
Grants with exercise price greater than
market value	2,948	$ 0.91	$ 0.89

A summary of the options and warrants outstanding and exercisable as of December 31, 2003 follows:

	Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding	Weighted - Average Remaining Contractual Life	Weighted - Average Exercise Price	Number Exercisable	Weighted - Average Exercise Price
$ 0.05 - 0.37	8,248,401	6.1 years	$ 0.14	8,248,401	$ 0.14
0.90 - 1.91	148,643	3.6 years	1.12	148,643	1.12
7.80	179,975	5.0 years	7.80	179,975	7.80
$ 0.05 - 7.80	8,577,019	5.9 years	$ 0.31	8,577,019	$ 0.31

NOTE 9 -- CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS

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

At December 31, 2003, the Company had cash in excess of federally insured limits of $281,985. During the year ended December 31, 2003, revenues from one customer accounted for 11% of total revenues.

NOTE 10 – SUBSEQUENT EVENTS

On February 29, 2004, the Company negotiated a settlement of the RSG obligation, as discussed in Note 2, for a cash payment of $152,823.  The Company will recognize gain on forgiveness of $162,718 during 2004. As further disclosed in Note 3, during January 2004, a note payable with a carrying value of $70,000 as of December 31, 2003, was purchased by an outside party who subsequently cancelled the note and released the Company from any obligation to pay the note or accrued interest.  During 2004, the Company will record a gain on forgiveness of debt of $87,218, representing principal of $70,000 and accrued interest of $17,218.

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

Directors and Executive Officers

Name	Age	Position
David A. Gestetner	31	President, Chief Executive Officer, Secretary and Chairman of the Board
Herbert A. Hardt	61	Director
James C. Savas	43	Director
Lawrence K. Wein	61	Director

Set forth below is a description of the background of each of our executive officers and directors:

David A. Gestetner  has served as our  president, chief executive officer, secretary and chairman of the board since October 1, 2003. Throughout his career, Mr. Gestetner has been involved in various applications of technology, both as an operator as well as a financier, including founding and operating a telecommunications business abroad.  Mr. Gestetner has received awards for his innovations and advance applications of technology, including the Howard Golden Award for an intuitive scientific invention consisting of a system that enables emergency call routing in telephone systems. Mr. Gestetner possesses a master’s degree from The Aron Kotler Higher Institute of Learning in New Jersey.

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

James C. Savas has served as one of our directors since June 13, 2002.  For more than seven years, Mr. Savas has been a member of Savas Greene & Company, LLC, an accounting and business consulting firm located in Salt Lake City, Utah.  From 1988 to 1995, Mr. Savas was a tax accountant for Price Waterhouse.  Since April 1999, Mr. Savas has also served as co-manager of Providence Management, LLC, which is manager of Ash Capital, LLC, an investment company controlled by Dr. Alan C. Ashton,  a former director and the largest stockholder of the Company.  Mr. Savas also serves on the boards of Bullfrog Spas International and Vortex Products, both privately-held companies.  Mr. Savas received his Bachelor of Science in Accounting from the University of Utah.

Lawrence K. Wein has served as one of our directors since October 2003. Mr. Wein held several key positions at AT&T for over 30 years. Mr. Wein received his Master’s in Business Administration from Harvard Business School, and his Bachelor of Science in Engineering from Columbia University.

Committees of the Board of Directors

Our board has authorized two standing committees, an audit committee and a compensation committee.

Audit Committee.  The audit committee, which was formed on August 18, 2000, is currently comprised of Messrs. Hardt and Savas.  The chairman of the audit committee is Mr. Hardt.  The audit committee met four times during the fiscal year ended December 31, 2003.  The audit committee has the responsibility to:

•

recommend the firm that will serve as our independent public accountants;

•

review the scope and results of the audit and services provided by the independent public accountants;

•

meet with our financial staff to review accounting procedures and policies and internal controls; and

•

perform the other responsibilities set forth in its written charter.

The audit committee is comprised exclusively of directors who are not our salaried employees and a majority of who are, in the opinion of our board, free from any relationship that would interfere with the exercise of independent judgment as a committee member.

Compensation Committee.  The compensation committee, which was formed on August 18, 2000, is currently comprised of Messrs. Hardt and Wein.  The compensation committee met once during the fiscal year ended December 31, 2003.  In general, the compensation committee’s authority and oversight extends to total compensation, including base salaries, bonuses, stock options, and other forms of compensation.  More specifically, the compensation committee has the responsibility to:

•

recommend executive compensation policy to our board;

•

determine compensation of our senior executives;

•

determine the performance criteria and bonuses to be granted; and

•

administer and approve stock option grants.

In recommending executive compensation, the compensation committee has the responsibility to ensure that the compensation program for executives of eRoomSystem Technologies is effective in attracting and retaining key officers, links pay to business strategy and performance, and is administered in a fair and equitable fashion in the stockholder’s interest.

Board of Directors Meetings

Our board generally meets monthly, and during the fiscal year ended December 31, 2003, our board held ten meetings.  All of the incumbent directors attended at least 80% of the total number of meetings of the board held during the period for which they have been a director, and the total number of the meetings held by all committees of our board on which they served.

Director Compensation

Our non-employee directors receive an attendance fee of $500 per board or committee meeting attended.  In addition, non-employee directors receive additional stock options to purchase 25,000 shares of our common stock at each annual meeting.  Directors who are our employees do not receive compensation for their services as directors.

Compensation Committee Interlocks and Insider Participation

The compensation of executive officers is established by our board pursuant to recommendations from the compensation committee.  No member of our compensation committee will serve as a member of a board of directors or compensation committee of any entity that has one or more of its executive officers serving as a member of our board or compensation committee.  However, David A. Gestetner, our president, chief executive officer secretary and chairman of the board, is the managing member of Gestetner Group, LLC.

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

To our knowledge, based solely on review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2003.

ITEM 10.

EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth summary information concerning the total remuneration paid or accrued by eRoomSystem Technologies, to or on behalf of our chief executive officer and our executive officers whose total annual salary exceeded $100,000 during the fiscal years ended December 31, 2003, 2002 and 2001.  In accordance with the rules of the Commission, the compensation described in this table does not include perquisites and other personal benefits received by the executive officers named in the table below which does not exceed the lesser of $50,000 or 10% of the total salary and bonus reported for the executive officers.

David A. Gestetner,

	Annual Compensation			Long-Term Compensation	Other Compensation
Name and Principal Position	Year	Salary	Bonus	Securities Underlying Options/Sirs
President, Chief Executive Officer, Secretary and Chairman of the Board	2003	$ 25,000	$ 0	0	$ 600
	2002	$ 0	$ 0	0	$ 0
	2001	$ 0	$ 0	0	$ 0

David S. Harkness, Former President, Chief Executive Officer and Chairman of the Board	2003	$ 29,059	$ 0	0	$ 0
	2002	$ 132,654	$ 0	250,000	$ 17,346
	2001	$ 153,512	$ 0	300,000	$ 0

David A. Gestetner commenced serving in the capacities of President, Chief Executive Officer, Secretary and Chairman of the Board on October 1, 2003. Mr. Gestetner receives an annual salary of $100,000 and a monthly car allowance of $200. In addition, in conjunction with the investment of the Gestetner Group, LLC of $50,000 in convertible secured promissory notes, Gestetner Group, LLC holds a warrant to purchase 400,000 shares of common stock, exercisable at $0.05 per share through October 1,

2008. In addition, the secured convertible promissory note held by the Gestetner Group, LLC is convertible into 1,000,000 shares of common stock at the rate of $0.05 per share. Mr. Gestetner serves as the managing member of the Gestetner Group, LLC.

David S. Harkness, our former Chief Executive Officer, resigned on October 1, 2003.

2000 Stock Option and Incentive Plan

The 2000 Stock Option and Incentive Plan, or the 2000 Plan, was adopted by our board on February 3, 2000 and approved by our stockholders on March 29, 2000.  The 2000 Plan was last amended by our stockholders on May 7, 2001 when the shares of common stock authorized under the 2000 Plan were increased from 2,000,000 shares to 2,400,000 shares, and thereafter amended on July 29, 2002 by our stockholders effectively increasing the number of shares issuable hereunder to 2,700,000.  The 2000 Plan provides us with the vehicle to grant to employees, officers, directors and consultants stock options and bonuses in the form of stock and options.  Under the 2000 Plan, we can grant awards for the purchase of up to 2,700,000 shares of common stock in the aggregate, including “incentive stock options” within the meaning of Section 422 of the United States Internal Revenue Code of 1986 and non-qualified stock options.  As of March 15, 2004, we have issued options to purchase 2,386,146 shares of our common stock under the 2000 Plan.

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

Option/SAR Grants in Last Fiscal Year

The following table sets forth information regarding grants of stock options during the fiscal year ended December 31, 2003 made to our executive officers.

Individual Grants
Name	Number of Securities Underlying Options/Sirs Granted	Percent of Total Options/Sirs Granted to Employees in Fiscal Year	Exercise or Base Price ($/Share)	Expiration Date
David A. Gestetner	N/A	N/A	N/A	N/A
David S. Harkness	300,000	50%	$0.26	October 1, 2008
Total	300,000	50%	$0.26	October 1, 2008

The stock options issued to Messr. Harkness, our former Chief Executive Officer, were issued on October 1, 2003, the date on which he resigned. The options were issued in conjunction with the relinquishment of 300,000 shares of common stock held by AK Holding, LLC and the related forgiveness of a promissory note in the original principal amount of $78,000 issued in favor of the Company on December 31, 2001. The promissory note was issued in favor of the Company upon the exercise of an option to purchase 300,000 shares of common stock by AK Holding, LLC.

Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values

The following table sets forth information related to the exercise of stock options by Messr. Gestetner and information related to the fiscal year-end value of unexercised stock options held by our named executive officers.  We have not issued any stock appreciation rights.

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at Fiscal Year-End		Value of Unexercised in-the-Money Options/SARs at Fiscal Year-End
			Exercisable/Unexercisable		Exercisable/Unexercisable
David A. Gestetner	N/A	N/A	N/A	N/A	N/A	N/A
David S. Harkness	N/A	N/A	N/A	N/A	N/A	N/A

Mr. Harkness resigned as Chief Executive Officer, President and Chairman of the Company on October 1, 2003.

Employment Agreements

The employment agreement of Messr. Gestetner was issued on October 1, 2003. The term of the employment agreement is two (2) years, with successive one (1) year renewable options.

The employment agreement of Messr. Harkness was terminated on October 1, 2003 upon his resignation as Chief Executive Officer, President and Chairman of the Board.

Report on Repricing of Options/SARs

During the fiscal year ended December 31, 2002, we conducted a stock option exchange program whereby the holders of eligible stock options were allowed to surrender their stock options in exchange for the issuance of new stock options at least six months and one day after we accepted the surrendered stock options for cancellation, i.e., on or following July 22, 2002.  Eligible stock options were those stock options issued under the 2000 Plan to current employees, directors, independent sales representatives and consultants with an exercise price of $1.50 or more.  Of the stock options to purchase 1,367,855 shares of common stock eligible for surrender, holders of eligible stock options surrendered stock options to purchase all 1,367,855 shares of common stock. On July 23, 2002, we reissued options to purchase 1,366,102 shares of common stock exercisable at $0.37 per share through July 23, 2012.

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table is a list of the beneficial ownership of common stock as of March 15, 2004 of (i) all persons who beneficially owned more than 5% of our outstanding common stock, (ii) all directors, (iii) all executive officers and (iv) all directors and executive officers as a group, according to record-ownership listings as of that date, according to the Forms 3, 4 and 5 and Schedules 13D and 13G, of which we have received copies, and according to verification as of March 15, 2004 which we have solicited and received from each director and executive officer. The beneficial ownership is calculated based on 10,383,933 shares of common stock outstanding as of March 15, 2004. Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities and, accordingly, includes shares issuable upon exercise of options that are exercisable or become exercisable within 60 days of March 15, 2004.

Unless otherwise indicated, the persons identified in this table have sole voting and sole investment power with regard to the shares beneficially owned with the following address, c/o eRoomSystem Technologies, Inc., 1072 Madison Ave., Lakewood, NJ 08701.

Executive Officer or Director	Amount and Nature of Beneficial Ownership	Percent of Class
David A. Gestetner	5,004,000[1]	48.19%
James C. Savas	1,501,783[2]	14.46%
Herbert A. Hardt	585,821[3]	5.64%
Lawrence K. Wein	25,000[4]	0.24%
Executive Officers and Directors, as a group (4 individuals)	7,116,604	68.53%

Stockholders with Beneficial Ownership of 5% or More
David A. Gestetner	5,004,000[1]	48.19%
James C. Savas	1,501,783[2]	14.46%
Ash Capital, LLC	1,389,270[5]	13.38%
Peter S. Lynch	880,231[6]	8.48%
Herbert A. Hardt	585,821[3]	5.64%

__________________

1 Reflects the direct ownership of 4,000 shares of common stock. In addition, also reflects the exercise of a warrant to purchase 4,000,000 shares of common stock at an exercise price of $0.05 per share, and the conversion of a secured convertible promissory note, in the original principal amount of $50,000, into 1,000,000 shares of common stock at the rate of $0.05 per share.

2 Reflects the direct ownership of 48,321 shares of common stock and options to purchase 30,000 shares of common stock, the beneficial ownership of 19,231 shares of common stock and an option to purchase 14,961 shares of common stock held by Providence Management, LLC, an entity for which Mr. Savas is co-manager and 50% owner, and the beneficial ownership of 1,243,957 shares of common stock and an option to purchase 145,313 shares of common stock  held by Ash Capital, LLC, an entity for which Providence Management, LLC is manager and holds a 20% profits interest.  Mr. Savas disclaims any beneficial ownership of the shares of common stock and options to purchase shares of common stock beneficially owned as a result of his affiliation with Ash Capital, LLC. Does not reflect the conversion of a secured convertible promissory note in the original principal amount of $347,500 held by Ash Capital, LLC, the terms of which provide for (i) interest to accrue at the rate of 8% per annum, (ii) a maturity date of the earlier of November 8, 2007 or the maturity date of the convertible secured promissory notes held by the Gestetner Group, LLC, and several third parties issued on October 1, 2003 , (iii) the right to convert the principal and accrued interest into Series D Preferred Stock at $0.90 per share with each share of the Series D Preferred Stock convertible into six shares of common stock, at $0.15 per share on a common share equivalent basis.  In addition, does not reflect the contingent warrant to purchase shares of common stock issued to Ash Capital, LLC on October 1, 2003, exercisable at $0.13 per share through October 1, 2008. The terms of such contingent warrant provide that the number of shares exercisable by Ash Capital, LLC will be determined by a formula, [A – B] times C, whereby (a) A equals the aggregate number of shares of the Company’s common stock that are, on the date of the exercise of the Ash Capital warrant, issued to and held by any of the Gestetner Group, LLC and several third parties, (b) B equals 10,000,000 and (c) C equals .07.

3 Reflects the direct ownership of 365,821 shares of common stock and options to purchase 30,000 shares of common stock, and the beneficial ownership of options to purchase 190,000 shares of common stock held by Monness, Crespi & Hardt, an entity of which Mr. Hardt is a principal.

4Reflects the direct ownership of options to purchase 25,000 shares of common stock.

5 Reflects the direct ownership of 1,243,957 shares of common stock and an option to purchase 145,313 shares of common stock.  Ash Capital, LLC is controlled by Alan C. Ashton, a former member of our board of directors, audit and compensation committees.

6 Reflects the beneficial ownership of 880,231 shares of common stock, as reported on Schedule 13G filed with the Commission on February 17, 2004.

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Transactions Involving Ash Capital, LLC

On August 17, 1999, we entered into an agreement of understanding with Ash Capital in connection with the purchase by Ash Capital of 333,334 shares of our Series B convertible preferred stock at a price of $3.00 per share.  In addition, this agreement provided Ash Capital with representation on our board and options to purchase 70,313 shares of our common stock at $4.80 per share and 56,250 shares of our common stock at $8.80 per share.  The agreement of understanding was later amended by an agreement which increased the amount of our shares of Series B convertible preferred stock to be purchased as follows:  Ash Capital – 333,334 shares; C&W/RSI Partners – 133,334 shares; SKM Investments, LLC – 133,334 shares; and Thunder Mountain Properties LC – 83,334 shares.  Pursuant to this amendment and until the closing of our initial public offering, we agreed to deliver monthly and annual financial statements, make adjustments for business combinations and capital-related transactions, and issue additional shares of our preferred stock to the extent that we sell shares of our common stock, or its equivalents, for less than $3.00 per share.  In addition, the shares of Series B convertible preferred stock purchased by these investors possessed the same rights as other shares of our Series B convertible preferred stock.  Upon the consummation of our initial public offering on August 9, 2000, Mr. Ashton became a member of our board and all shares of our Series B convertible preferred stock were converted into shares of common stock upon the closing of our initial public offering.  Mr. Ashton resigned from our board of directors on July 29, 2003 but remains a five percent shareholder of the Company.

In addition to the agreement of understanding, we entered into a stockholders’ agreement and proxy dated August 17, 1999 with Ash Capital in which rights were granted to Ash Capital.  As a result, Ash Capital possessed the right to vote a nominee onto our board, the right of first refusal with respect to the proposed sale of shares of our capital stock by our executive officers and their respective affiliates and the right to participate in the proposed sale of shares of our capital stock in an amount equal to one quarter of the number of shares proposed to be sold.  In the event that there is a transfer by our executive officers and their respective affiliates that violated this agreement, Ash Capital possessed the right to sell to our executive officers and their respective affiliates the number of shares of capital stock Ash Capital would have been able to sell pursuant to its participation rights.  In addition, with the exception of transfers for estate planning purposes, our executive officers and their respective affiliates agreed to transfer no more than 10,000 shares of our capital stock per year.  Although the agreement was to terminate upon the earlier of the tenth anniversary of the agreement or upon the consummation of a firmly underwritten public offering with gross proceeds of at least $12 million, in August 2000, Ash Capital provided a waiver of the $12 million requirement and permitted the termination of the agreement upon the consummation of our initial public offering that generated gross proceeds of $11.7 million.

On February 15, 2000, we received a $500,000 loan from Ash Capital.  Dr. Alan C. Ashton is a former member of our board and controls Ash Capital.  This loan was evidenced by a promissory note bearing simple interest at the rate of 10% per annum, payable on August 15, 2000 and secured by our assets.  Ash Capital was issued a warrant to purchase 18,750 shares of our common stock exercisable at $4.80 per share through August 9, 2002.  The primary purpose of this loan was to fund approximately 900 refreshment centers to be installed in several hotel properties in the United States.  In August 2000, the promissory note was satisfied and paid in full.

In relation to the management of Ash Capital, Providence Management has served as the manager of Ash Capital since its inception in April 1999.  David S. Harkness, our former chief executive officer and chairman, is the co-manager of Providence Management, LLC and owns fifty percent of Providence Management. In addition, James C. Savas, a member of the board of directors of the Company serves as the co-manager of Providence Management and owns the remaining fifty percent of Providence Management.      Providence Management handles all of the business affairs of Ash Capital in return for a quarterly management fee of up to $37,500.  In addition, once Ash Capital recoups its original principal investment in a venture, along with a ten percent annual return, Messrs. Harkness and Savas are entitled to receive up to 10% of any remaining amount realized by Ash Capital.

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

As of December 31, 2001, we entered into a two-year consulting agreement with Ash Capital where Ash Capital shall provide financial advice on changes in our corporate structure, structuring securities offerings in private and public transactions through the issuance of debt and/or equity securities and alternative uses of corporate assets, provide strategic advice on federal and state tax issues and use of our net operating losses, and assist in the marketing of our products, including strategic business development through corporate-owned hotel chains, property management companies, design, architecture and construction firms, further development and refinement of marketing tools, programs, materials and promotions and assistance in the development of advertising and sponsorship programs with regional and national companies.  In consideration for the services to be provided by Ash Capital, we have issued an option to purchase 250,000 shares of common stock at an exercise price of $0.26 per share and have agreed to reimburse Ash Capital for its reasonable out-of-pocket expenses where such expenses are not to exceed $1,000 per month without our prior written consent.  The agreement also provides that Ash Capital shall hold in strict confidence and shall not disclose any of our non-public information and shall not engage in any aspect of our business anywhere in the United States or in any nation in which we have conducted any business. On December 31, 2001, Ash Capital executed a promissory note in favor of Company in the original principal amount of $65,000. The promissory note was issued in conjunction with the exercise, in full, of the option to purchase 250,000 shares of common stock. The promissory note bears simple interest at the rate of five percent per annum and matures on December 31, 2005.

On November 8, 2002, the Company entered into a secured convertible promissory note with Ash Capital LLC for proceeds of up to $322,500. The note bears interest at 8%. The principal and interest are due on the earlier of (i) November 8, 2003, (ii) a default under the secured convertible promissory note, (iii) five days after the date of any breach by the Company of any agreement with Ash Capital or any affiliate of Ash Capital, unless the secured convertible promissory note has been converted. All past due amounts and accrued interest thereon shall bear interest at 18%.

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

On October 1, 2003, Ash Capital, LLC and the Company agreed to modify the terms of the  secured convertible promissory note with the Company to (i) extend the maturity date to the earlier of November 8, 2007 or the maturity date of the convertible secured promissory notes of the Gestetner Group, LLC, and several third parties, or the Gestetner Group Notes and (ii) include as an additional event of default any default of the Company under the Gestetner Group Notes.

In addition, the Company also issued Ash Capital, LLC a contingent warrant to purchase shares of common stock, exercisable at $0.13 per share through October 1, 2008. The terms of the warrant provide that the number of shares exercisable by Ash Capital, LLC will be determined by a formula, [A – B] times C, whereby (i) A equals the aggregate number of shares of the Company’s common stock that are, on the date of the exercise of the Ash Capital warrant, issued to and held by any of the Gestetner Group, LLC and the other lenders that purchased the $250,000 secured convertible promissory note on October 1, 2003, (ii) B equals 10,000,000 and (iii) C equals .07. The shares of common stock underlying the Ash Capital warrant include registration rights that provide Ash Capital, under certain circumstances and in conjunction with Gestetner Group, LLC and several third parties, to register such underlying shares of common stock.

On October 1, 2003, Ash Capital, LLC and Gestetner Group, LLC entered into an Intercreditor and Collateral Agency Agreement that provides for the secured obligations of the Company to both parties to rank equally. Ash Capital is to serve on its own behalf and as the agent for Gestetner Group, LLC, based upon its written instruction, to foreclose upon, collect and dispose of all or any portion of the collateral set forth in Ash Capital’s secured convertible promissory note and the Gestetner Group Notes, should a default occur by the Company under the terms of such agreements. In addition, for the term of the Gestetner Group Notes, Ash Capital has agreed, subject to obtaining the prior written consent of Gestetner Group, LLC otherwise, to vote or to cause any of its affiliates or subsidiaries to vote all of its or their shares of common stock of the Company (i) for the election of any two nominees of the Gestetner Group Noteholders and (ii) against any increase in the size of the Board of Directors of the Company above four members.

Transactions Involving Gestetner Group, LLC

On October 1, 2003, we issued secured convertible promissory notes in the original principal amount of $250,000, collectively, to Gestetner Group, LLC, a New Jersey limited liability company, and several third parties, or the Gestetner Group Noteholders.  David A. Gestetner, our Chief Executive Officer and President is the Managing Member of the Gestetner Group, LLC. The terms of the Notes include (i) for interest to accrue at the rate of 8% per annum, (ii) a maturity date of the earlier of (a) October 1, 2008, (b) the date of approval of the Board of Directors regarding the merger of the Company with or into any third party or the sale of all or substantially all of our assets, or (c) the date of the closing of any financing (other than commercial credit facilities), the gross proceeds of which are at least $1,000,000 and (iii) the right of the Gestetner Group Noteholders, at any time, to convert all outstanding principal and accrued and unpaid interest into shares of our common stock at the rate of $0.05 per share; provided, however, that we shall have the right to not permit the conversion if such conversion would result in the Gestetner Group Noteholders holding, in the aggregate and on a fully-diluted basis, more than 49% of our outstanding common stock.

In addition, the Gestetner Group Noteholders have been issued, collectively, warrants to purchase 5,000,000 shares of our common stock, exercisable at $0.05 per share at any time through October 1, 2008. Specifically, the Gestetner Group, LLC holds a warrant to purchase 4,000,000 shares of common stock on the terms set forth above, and holds a secured convertible promissory note in the original principal amount of $50,000.

The shares of common stock underlying the secured convertible promissory notes, as well as the warrants to purchase shares of common stock, issued to the Gestetner Group Noteholders include registration rights that provide, under certain circumstances, for the registration of such shares of common stock.

We are using the proceeds provided by the Gestetner Group Noteholders for our business operations.

Transactions Involving RSG Investments, LLC

On July 17, 1998, we entered into an agreement with RSG Investments through which RSG Investments loaned us $1.5 million.  RSG Investments is a privately-held company in which John J. Prehn, one of our former directors, is a member.  Mr. Prehn previously served as the managing director of AMRESCO.  At the time of these agreements, RSG Investments and AMRESCO were not affiliated with us, and Mr. Prehn did not serve on our board of directors.

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

On February 29,  2004, we entered into a global Settlement and Mutual Release Agreement, or Settlement and Release Agreement, with RSG Investments, LLC, or RSG. The Settlement and Release Agreement provides for the payment of $152,823 by the Company to RSG as a full and final cancellation of the Equipment Transfer Agreement and subsequent settlement agreement dated September 1999. As a result, the Company has commenced recognizing all revenue generated from the four revenue sharing lease agreements relating to the 1,717 eRoomServ refreshment centers and 1,304 eRoomSafes. We are currently in the process of dissolving RSi BRE.

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

Grant and Exercise of Stock Options on December 31, 2001 AND Related Matters Involving Messrs. Harkness, Hrncir and Ellis

On December 31, 2001, we issued to David S. Harkness, Gregory L. Hrncir, Derek K. Ellis (each of which are former executive officers of the Company) and Ash Capital options to purchase 300,000 shares, 225,000 shares, 75,000 shares and 250,000 shares of common stock, respectively, at $0.26 per share, the closing price of our common stock on December 31, 2001.  As of the same date, Mr. Harkness assigned, as a gift, his options to AK Holding Company, a limited-liability company affiliated with Dr. Alan C. Ashton.  In addition, as of the same date, Messrs. Hrncir and Ellis, Ash Capital and AK Holding Company exercised their options to purchase an aggregate of 950,000 shares of common stock (including 636,578 variable options) by payment of $26,000 in February 2002 and by issuing $221,000 of 5% full-recourse promissory notes to us.  The principal and accrued interest on the promissory notes originally had a maturity date of December 31, 2005.  In addition to the shares purchased with the notes, the notes were secured by 637,500 shares of common stock that have been held by Messrs. Hrncir and Ellis, Ash Capital and AK Holding Company for more than six months and by other assets of each of the foregoing parties.

On October 1, 2003, David S. Harkness entered into a Termination and Release Agreement that provides for the surrender by the Company of a promissory note, previously issued by Mr. Harkness in the original principal amount of $78,000, in exchange for the surrender by Mr. Harkness of 300,000 shares of common stock. In conjunction with the surrender of accrued compensation owed to Mr. Harkness for the period April 1, 2003 to October 1, 2003, the Company issued Mr. Harkness an option to purchase 300,000 shares of common stock at $0.26 per share pursuant to the 2000 Plan. Under the terms of the Termination and Release Agreement, Mr. Harkness resigned as Chief Executive Officer, President and Chairman of the Board of Directors, as well as all officer and director positions held in the Company’s subsidiaries.

On October 1, 2003, Gregory L. Hrncir entered into a Termination and Release Agreement that provides for the surrender by the Company of a promissory note, previously issued by Mr. Hrncir in the original principal amount of $58,500, in exchange for the surrender by Mr. Hrncir of 225,000 shares of common stock. In conjunction with the surrender of accrued compensation owed to Mr. Hrncir for the period April 1, 2003 to October 1, 2003, the Company issued Mr. Hrncir an option to purchase 225,000 shares of common stock at $0.26 per share pursuant to the 2000 Plan. Under the terms of the Termination and Release Agreement, Mr. Hrncir resigned as Chief Operating Officer, General Counsel and Secretary of the Company, as well as all officer and director positions held in the Company’s subsidiaries. In addition, on October 1, 2003, the Company entered into a three-month Consulting Agreement with Mr. Hrncir that provides for the issuance of an option to purchase 100,000 shares of common stock, exercisable at $0.10 per share for a period of five years. The monthly consulting fee is $6,000.

On October 2, 2003, Derek K. Ellis entered into a Termination and Release Agreement that provides for the surrender by the Company of a promissory note, previously issued by Mr. Ellis in the original principal amount of $19,500, in exchange for the surrender by Mr. Ellis of 75,000 shares of common stock. In conjunction with the surrender of past compensation by Mr. Ellis for the period April 1, 2003 to July 31, the Company issued Mr. Ellis an option to purchase 75,000 shares of common stock at $0.26 per share pursuant to the 2000 Plan. Previously, on July 31, 2003, Mr. Ellis had resigned as Chief Financial Officer and Treasurer of the Company. In addition, on October 2, 2003, the Company entered into a Consulting Agreement with Mr. Ellis that provides for the issuance of a five-year option to purchase up to 180,000 shares of common stock, which option vests upon the occurrence of certain events, at $0.10 per share and the payment of a monthly consulting fee of $10,000 for the first month and $3,120 for a minimum of five, and maximum of seven, subsequent months subject to the occurrence of certain events.

ITEM 13.

EXHIBITS AND REPORTS ON FORM 8-K.

(a)

Exhibits

See exhibits listed on the Exhibit Index following the signature page of this Annual Report on Form 10-KSB, which is incorporated herein by reference.

(b)

Reports on Form 8-K

None.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Hansen, Barnett & Maxwell served as our independent accountants for the years ended December 31, 2002 and 2003, and is expected to serve in that capacity for the current year.  Principal accounting fees for professional services rendered for us by Hansen, Barnett & Maxwell for the years ended December 31, 2002 and 2003 are summarized as follows:

2002

2003

Audit

$98,830

$38,835

Audit Related

           -

           -

Tax

           -

           -

All Other

           -

           -

Total

$98,830

$38,835

Audit Fees.  Audit fees were for professional services rendered in connection with the company’s annual financial statement audits and quarterly reviews of financial statements for filing with the Securities and Exchange Commission.

Audit Committee Pre-Approval Policies and Procedures. At its regularly scheduled and special meetings, the Audit Committee of the Board of Directors, which is comprised of independent directors knowledgeable of financial reporting, considers and pre-approves any audit and non-audit services to be performed by the Company’s independent accountants.  The Audit Committee has the authority to grant pre-approvals of non-audit services.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

eRoomSystem Technologies, Inc.

By:	/s/ David A. Gestetner
David A. Gestetner
Its:	President, Chief Executive Officer, Secretary and Chairman of the Board

Date:	March 29, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ David A. Gestetner	President, Chief Executive Officer, Secretary and Chairman of the Board	March 29, 2004
David A. Gestetner	(Principal Executive Officer and Principal Financial and Accounting Officer)
/s/ Herbert A. Hardt	Director	March 29, 2004
Herbert A. Hardt
/s/ James C. Savas	Director	March 29, 2004
James C. Savas
/s/ Lawrence K. Wein	Director	March 29, 2004
Lawrence K. Wein

EXHIBIT INDEX

Exhibit Number	Document Name	Page
1.01	Form of Underwriting Agreement relating to the registrant’s initial public offering that closed on August 9, 2000	(3)
2.01	Agreement and Plan of Reorganization by and between RoomSystems International Corporation and RoomSystems, Inc. dated December 31, 1999	(1)
2.02	Transfer Pricing Agreement by and between RoomSystems International Corporation and RoomSystems, Inc. dated December 31, 1999	(1)
3.01	Amendment and Restatement of Articles of Incorporation	(1)
3.02	Certificate of Correction dated May 30, 2000	(2)
3.03	Amended and Restated Certificate of Designation, Preferences, Rights and Limitation of Series A convertible preferred stock	(1)
3.04	Amended and Restated Certificate of Designation, Preferences, Rights and Limitation of Series B convertible preferred stock	(1)
3.05	Certificate of Designation, Preferences, Rights and Limitation of Series C convertible preferred stock	(1)
3.06	Amended and Restated Bylaws	(2)
3.07	Second Amendment and Restatement of Articles of Incorporation	(3)
3.08	Second Amended and Restated Bylaws	(3)
4.01	Form of Common Stock Certificate	(1)
4.02	Form of Certificate for Series A convertible preferred stock	(1)
4.03	Form of Certificate for Series B convertible preferred stock	(1)
4.04	Form of Certificate for Series C convertible preferred stock	(1)
10.01	Amended and Restated 2000 Stock Option and Incentive Plan	(2)
10.02	Lease Agreement by and between RoomSystems Finance Corporation and 3770 Howard Hughes Parkway Associates Limited Partnership dated October 8, 1997	(1)
10.02A	Exhibits to Lease Agreement by and between RoomSystems Finance Corporation and 3770 Howard Hughes Parkway Associates Limited Partnership dated October 8, 1997	(2)
10.03	Lease Agreement by and between RoomSystems, Inc. and Pam Joy Realty, Inc. dated October 10, 1997	(2)
10.04	Master Corporate Agreement by and between Innco Corporation and RoomSystems, Inc. dated April 6, 1998	(1)
10.04A	Exhibits to Master Corporate Agreement by and between Innco Corporation and RoomSystems, Inc. dated April 6, 1998	(2)
10.05	Indemnification Agreement by and between RoomSystems, Inc. and Alan C. Ashton dated August 17, 1999	(1)
10.06	Agreement of Understanding by and between RoomSystems, Inc. and Ash Capital, LLC, C&W/RSI Partners, LLC, SKM Investment, LLC and Thunder Mountain Investments, LC dated August 17, 1999	(1)
10.06A	Exhibits to Agreement of Understanding by and between RoomSystems, Inc. and Ash Capital, LLC, C&W/RSI Partners, LLC, SKM Investment, LLC and Thunder Mountain Investments, LC dated August 17, 1999	(2)
10.07	First Amendment to Agreement of Understanding by and between RoomSystems, Inc. and Ash Capital, LLC, C&W/RSI Partners, LLC, SKM Investment, LLC and Thunder Mountain Investments, LC dated September 30, 1999	(1)
10.08	Promissory Note Repurchase Agreement by and between Steven L. Sunyich and RoomSystems, Inc. dated September 1, 1999	(1)
10.09	Indemnification Agreement by and between RSi BRE, Inc. and Donnelly Prehn dated September 27, 1999	(1)
10.10	Equipment Transfer Agreement by and between RoomSystems, Inc., RoomSystems International Corporation, RSi BRE, Inc. and RSG Investments, LLC dated September 28, 1999	(1)
10.10A	Exhibits to Equipment Transfer Agreement by and between RoomSystems, Inc., RoomSystems International Corporation, RSi BRE, Inc. and RSG Investments, LLC dated September 28, 1999	(2)
10.11	Amendment to Equipment Transfer Agreement by and between RoomSystems, Inc., RoomSystems International Corporation, RSi BRE, Inc. and RSG Investments, LLC dated November 23, 1999	(1)
10.12	Conversion Agreement by and between Steven L. Sunyich and RoomSystems, Inc. dated December 30, 1999	(1)
10.13	Loan and Security Agreement by and between RoomSystem Technologies, Inc. and Ash Capital, LLC dated February 15, 2000	(1)
10.13A	Exhibits to Loan and Security Agreement by and between RoomSystem Technologies, Inc. and Ash Capital, LLC dated February 15, 2000	(2)
10.14	Letter Agreement by and between eRoomSystem Technologies, Inc. and Hall Communications, Inc. dated March 30, 2000	(1)
10.15	Form of Hotel Revenue-Sharing Lease Agreement	(2)
10.16	Form of Noncompetition and Nondisclosure Agreement (Sales)	(1)
10.17	Form of Consulting Agreement	(1)
10.18	Form of Sales Representation Agreement	(1)
10.19	Form of Executive Employment Agreement	(1)
10.20	Form of Offshore Loan Subscription Agreement dated as of April 13, 2000	(1)
10.21	Form of Secured Subordinated Promissory Note dated as of April 13, 2000	(1)
10.22	Form of Installation, Co-Maintenance and Software Licensing and Upgrade Agreement	(2)
10.23	+ Master Business Lease Financing Agreement by and among AMRESCO Leasing Corporation, eRoomSystem SPE, Inc., RoomSystems, Inc. and eRoomSystem Technologies, Inc. dated May 11, 2000	(4)
10.24	Indemnification Agreement by and between eRoomSystem Technologies, Inc. and John J. Prehn dated May 31, 2000	(2)
10.25	Amended and Restated Executive Employment Agreement of Steven L. Sunyich dated June 6, 2000	(2)
10.26	Second Amended and Restated Executive Employment Agreement of Steven L. Sunyich dated July 12, 2000	(3)
10.27	Amended and Restated Executive Employment Agreement of Derek K. Ellis dated July 12, 2000	(3)
10.28	Executive Employment Agreement of Stephen M. Nelson dated July 12, 2000	(4)
10.29	Amended and Restated Executive Employment Agreement of Gregory L. Hrncir dated July 12, 2000	(3)
10.30	Shareholders’ Agreement and Proxy by and among Ash Capital, LLC, RoomSystems, Inc. and certain stockholders of RoomSystems, Inc. dated August 17, 1999	(1)
10.31	Employment Agreement of David S. Harkness dated as of December 20, 2000	(6)
10.32	Employment Agreement of Stephen M. Nelson dated as of January 29, 2001	(7)
10.33	Employment Agreement of Derek K. Ellis dated as of January 29, 2001	(7)
10.34	Employment Agreement of Gregory L. Hrncir dated as of January 29, 2001	(7)
10.35	+ Amended and Restated Master Business Lease Financing Agreement by and among AMRESCO Leasing Corporation, eRoomSystem SPE, Inc., RoomSystems, Inc. and eRoomSystem Technologies, Inc. dated February 23, 2001	(7)
10.36	Employment Agreement of David S. Harkness dated as of December 31, 2001	(8)
10.37	Consulting Agreement by and between eRoomSystem Technologies, Inc. and Ash Capital, LLC dated as of December 31, 2001	(8)
10.38	Stock Purchase Agreement by and between eRoomSystem Technologies, Inc. and Ash Capital, LLC dated November 8, 2002	(9)
10.39	Secured Convertible Promissory Note issued in favor of Ash Capital, LLC dated November 8, 2002.	(9)
10.40	Note Purchase Agreement between eRoomSystem Technologies, Inc., Gestetner Group, LLC and Other Lenders dated October 1, 2003
10.41

Amendment Agreement between eRoomSystem Technologies, Inc., eRoomSystem Services, Inc., eRoomSystem SPE, Inc., RSi BRE, Inc., AMRESCO Commercial Finance, Inc., AMRESCO Leasing Corporation and Gestetner Group, LLC dated October 1, 2003

10.42	Agency Agreement between Gestetner Group, LLC and Other Lenders dated October 1, 2003
10.43	Warrant to Purchase Shares of Common Stock issued in favor of AMRESCO Commercial Finance, Inc. dated October 1, 2003
10.44	Warrant to Purchase Shares of Common Stock issued in favor of Ash Capital, LLC dated October 1, 2003
10.45	Intercreditor and Collateral Agency Agreement between Gestetner Group, LLC, Ash Capital, LLC and eRoomSystem Technologies, Inc. dated October 1, 2003
10.46	Investors Rights Agreement between eRoomSystem Technologies, Inc., Ash Capital, LLC, and certain security holders dated October 1, 2003
10.47	Termination and Release Agreement between eRoomSystem Technologies, Inc. and David S. Harkness dated October 1, 2003
10.48	Termination and Release Agreement between eRoomSystem Technologies, Inc. and Gregory L. Hrncir dated October 1, 2003
10.49	Consulting Agreement between eRoomSystem Technologies, Inc. and Gregory L. Hrncir dated October 1, 2003
10.50	Termination and Release Agreement between eRoomSystem Technologies, Inc. and Derek K. Ellis dated October 1, 2003
10.51	Consulting Agreement between eRoomSystem Technologies, Inc. and DM Family Limited Partnership dated October 1, 2003
10.52	Secured Convertible Promissory Note issued in favor of Adele Schwarty dated October 1, 2003
10.53	Secured Convertible Promissory Note issued in favor of David Heller dated October 1, 2003
10.54	Secured Convertible Promissory Note issued in favor of Evelyn Gestetner dated October 1, 2003
10.55	Secured Convertible Promissory Note issued in favor of Frieda Wolman dated October 1, 2003
10.56	Secured Convertible Promissory Note issued in favor of Gestetner Group, LLC dated October 1, 2003
10.57	Secured Convertible Promissory Note issued in favor of Hannah Sarah Frenkel dated October 1, 2003
10.58	Secured Convertible Promissory Note issued in favor of Helmsbridge Holdings Limited dated October 1, 2003
10.59	Secured Convertible Promissory Note issued in favor of Leah Weinstein dated October 1, 2003
10.60	Secured Convertible Promissory Note issued in favor of Liba Pappenheim dated October 1, 2003
10.61	Secured Convertible Promissory Note issued in favor of Maurice B. Brenig dated October 1, 2003
10.62	Secured Convertible Promissory Note issued in favor of Rose Kaminer dated October 1, 2003
10.63	Warrant to Purchase Shares of Common Stock issued in favor of Adele Schwarty dated October 1, 2003
10.64	Warrant to Purchase Shares of Common Stock issued in favor of David Heller dated October 1, 2003
10.65	Warrant to Purchase Shares of Common Stock issued in favor of Evelyn Gestetner dated October 1, 2003
10.66	Warrant to Purchase Shares of Common Stock issued in favor of Frieda Wolman dated October 1, 2003
10.67	Warrant to Purchase Shares of Common Stock issued in favor of Gestetner Group, LLC dated October 1, 2003
10.68	Warrant to Purchase Shares of Common Stock issued in favor of Hannah Sarah Frenkel dated October 1, 2003
10.69	Warrant to Purchase Shares of Common Stock issued in favor of Helmsbridge Holdings Limited dated October 1, 2003
10.70	Warrant to Purchase Shares of Common Stock issued in favor of Leah Weinstein dated October 1, 2003
10.71	Warrant to Purchase Shares of Common Stock issued in favor of Liba Pappenheim dated October 1, 2003
10.72	Warrant to Purchase Shares of Common Stock issued in favor of Maurice B. Brenig dated October 1, 2003
10.73	Warrant to Purchase Shares of Common Stock issued in favor of Rose Kaminer dated October 1, 2003
16.01	Letter regarding Change in Certifying Accountant	(1)
21.01	List of Subsidiaries	68
31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)
32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)	69
(1)	Previously filed as an exhibit to the registrant’s Registration Statement on Form SB-2, as filed with the Commission on April 14, 2000.
(2)	Previously filed as an exhibit to the registrant’s Pre-Effective Amendment No. 1 to its Registration Statement on Form SB-2, as filed with the Commission on June 9, 2000.
(3)	Previously filed as an exhibit to the registrant's Pre-Effective Amendment No. 2 to its Registration Statement on Form SB-2, as filed with the Commission on July 14, 2000.
(4)	Previously filed as an exhibit to the registrant's Pre-Effective Amendment No. 3 to its Registration Statement on Form SB-2, as filed with the Commission on July 19, 2000.
(5)	Previously filed as an exhibit to the registrant’s Registration Statement on Form SB-2, as filed with the Commission on December 22, 2000.
(6)	Previously filed as an exhibit to the registrant’s Pre-Effective Amendment No. 1 to its Registration Statement on Form SB-2, as filed with the Commission on February 5, 2000.
(7)	Previously filed as an exhibit to the registrant’s Annual Report on Form 10-KSB, as filed with the Commission on April 2, 2001.
(8)	Previously filed as an exhibit to the registrant’s Annual Report on Form 10-KSB, as filed with the Commission on April 1, 2002.
(9)	Previously filed as an exhibit to the registrant’s Quarterly Report on Form 10-QSB, as filed with the Commission on November 14, 2002.
+

Confidential treatment has been granted with respect to certain portions of this agreement, including the exhibits thereto, of which certain portions have been omitted and filed separately with the Commission.