Form 10QSB
period 2004-03-31
EROOMSYSTEM TECHNOLOGIES INC
filed 2004-05-24
CIK 1110361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	March 31, 2004

OR

[  ]

TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:	to

Commission file number:	000-31037

eRoomSystem Technologies, Inc.

(Exact name of small business issuer as
specified in its charter)

Nevada	87-0540713
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1072 Madison Ave., Lakewood, NJ 08701
(Address of principal executive offices)

(732) 730-0116
(Issuer’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES [X]  NO [  ]

Applicable Only to Issuers Involved in Bankruptcy Proceedings During the Preceding Five Years

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court.  YES [  ]  NO [  ]

Applicable Only to Corporate Issuers

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

10,433,933 shares of common stock, $0.001 par value, as of May 17, 2004

Transitional Small Business Disclosure Format (check one):  YES [  ]   NO [X]

FORM 10-QSB

TABLE OF CONTENTS

Page

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

2

Condensed Consolidated Balance Sheets (Unaudited)

3

Condensed Consolidated Statements of Operations (Unaudited)

4

Condensed Consolidated Statements of Cash Flows (Unaudited)

5

Notes to Condensed Consolidated Financial Statements (Unaudited)

6

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

10

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

17

Item 2.  Changes in Securities and Use of Proceeds.

18

Item 3.  Defaults Upon Senior Securities.

18

Item 4.  Submission of Matters to a Vote of Security Holders.

18

Item 5.  Other Information.

18

Item 6.  Exhibits and Reports on Form 8-K.

18

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
	2004	2003
ASSETS
CURRENT ASSETS
Cash	$ 185,028	$ 381,985
Accounts receivable, net of allowance for doubtful accounts of $237,973 and
$246,465 at March 31, 2004 and December 31, 2003, respectively.	236,175	226,385
Prepaid expenses	15,752	16,188
Total Current Assets	436,955	624,558
REFRESHMENT CENTERS IN SERVICE, net of accumulated depreciation of
$1,391,380 and $1,262,714 at March 31, 2004 and December 31, 2003, respectively.	2,256,141	2,384,808
PROPERTY AND EQUIPMENT
Production equipment	22,210	22,210
Computer equipment	74,965	74,965
Vehicles and other	44,153	44,153
	141,328	141,328
Less accumulated depreciation and amortization	(123,759)	(119,388)
Net Property and Equipment	17,569	21,940
DEPOSITS	95,650	76,650
Total Assets	$ 2,806,315	$ 3,107,956

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Notes payable and current portion of long-term debt	$ 212,721	$ 426,683
Accounts payable	264,818	540,395
Accrued liabilities	135,898	134,278
Accrued interest	45,469	59,457
Customer deposits	11,758	11,758
Deferred maintenance revenue	56,750	55,696
Total Current Liabilities	727,414	1,228,267
LONG-TERM DEBT, net of current portion	1,283,995	1,527,492
Total Liabilities	2,011,409	2,755,759
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none outstanding
Common stock, $0.001 par value; 50,000,000 shares authorized; 10,443,933 shares
and 10,383,933 shares outstanding at March 31, 2004 and December 31, 2003, respectively	10,444	10,384
Additional paid-in capital	32,038,542	32,028,402
Warrants and options outstanding	1,118,605	1,092,416
Notes receivable from shareholders	(72,310)	(71,500)
Accumulated deficit	(32,300,375)	(32,707,505)
Total Stockholder's Equity	794,906	352,197

Total Liabilities and Stockholders' Equity	$ 2,806,315	$ 3,107,956

See accompanying notes to condensed consolidated financial statements (unaudited).

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

For the Three Months Ended March 31,	2004	2003

REVENUE
Revenue-sharing arrangements	$ 271,017	$ 291,741
Maintenance fees	86,984	87,397
Product sales	308	7,166
Total Revenue	358,309	386,304
COST OF REVENUE
Revenue-sharing arrangements	128,666	179,481
Maintenance	16,749	51,616
Product sales	-	39,809
Total Cost of Revenue	145,415	270,906
GROSS MARGIN	212,894	115,398

OPERATING EXPENSES
Selling, general and administrative	256,753	430,196
Research and development	-	17,498
Total Operating Expenses	256,753	447,694
Loss from Operations	(43,859)	(332,296)
Other Income (Expense)
Interest expense	(54,194)	(188,698)
Gain on forgiveness of liabilities and debt	503,475	-
Interest and other income	1,708	30,005
Other Income (Loss), Net	450,989	(158,693)
Net Income (Loss)	$ 407,130	$ (490,989)
Basic Earnings (Loss) Per Common Share	$ 0.04	$ (0.04)
Diluted Earnings (Loss) Per Common Share	$ 0.02	$ (0.04)

See accompanying notes to condensed consolidated financial statements (unaudited).

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Three Months Ended March 31,	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$ 407,130	$ (490,989)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	133,038	195,681
Gain on forgiveness of debt and liabilities	(503,475)	-
Write-off of refreshment center residuals	-	34,876
Accretion of debt discount	16,684	79,586
Non-cash compensation expense	27,534	19,000
Changes in operating assets and liabilities:
Accounts receivable	(10,600)	67,735
Inventories	-	3,157
Prepaid expenses	436	55,480
Accounts payable	(13,182)	(24,545)
Accrued liabilities	4,850	(43,178)
Customer deposits and deferred maintenance revenue	1,054	(2,141)
Net Cash Provided By (Used In) Operating Activities	63,469	(105,338)
CASH FLOWS FROM INVESTING ACTIVITIES
Change in long term deposits and restricted funds	(19,000)	-
Net Cash Provided by Investing Activities	(19,000)	-
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	-	120,500
Principal payments on long-term debt	(241,426)	(24,738)
Principal payments on capital lease obligations	-	(1,180)
Net Cash Provided by (Used in) Financing Activities	(241,426)	94,582

Net Decrease in Cash	(196,957)	(10,756)
Cash at Beginning of Period	381,985	144,359

Cash at End of Period	$ 185,028	$ 133,603

Supplemental Cash Flows Information
Cash paid for interest	$ 33,839	$ 125,235
Supplemental Disclosure of Noncash Investing and Financing Activities
Stock options issued in settlement of accounts payable	$ 8,855	$ -

See accompanying notes to condensed consolidated financial statements (unaudited).

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Condensed Financial Statements - The accompanying unaudited condensed consolidated financial statements include the accounts of eRoomSystem Technologies, Inc. and its subsidiaries (the “Company”). These financial statements are condensed and, therefore, do not include all disclosures normally required by generally accepted accounting principles.  These statements should be read in conjunction with the Company’s annual financial statements included in the Company’s December 31, 2003 Annual Report on Form 10-KSB.  In particular, the Company’s organization, nature of operations and significant accounting principles were presented in Note 1 to the consolidated financial statements in that report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying unaudited condensed consolidated financial statements and consist of only normal recurring adjustments.  The results of operations presented in the accompanying unaudited condensed consolidated financial statements for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2004.

Principles of Consolidation - The accompanying unaudited condensed consolidated financial statements include the accounts of eRoomSystem Technologies, Inc. and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

One of the Company’s subsidiaries, RSi BRE is a special purpose entity in which the Company did not have operating control at December 31, 2003. On February 29, 2004, the Company reached a settlement agreement with RSG Investments, LLC, under which RSi BRE has come completely under the control of Company management. As part of the settlement agreement the Company has paid off their outstanding obligation with a cash payment of $152,823.  The Company has recognized gain on forgiveness of $162,718 in the three months ended March 31, 2004. In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (“FIN 46”). FIN 46 defined variable interest entities and modified the requirements for their consolidation from ownership of a controlling voting interest to holding a majority variable interest and being the primary beneficiary of the variable interest entity. The Company adopted FIN 46 at December 31, 2002 and restated prior periods to present RSi BRE on a consolidated basis. There was no effect on net loss as a result of adopting FIN 46.  The Company is in the process of legally dissolving RSi BRE.

Deposits – In January, 2004 the Company purchased a certificate of deposit for $20,000 to be held by the bank as collateral to allow for the performance of electronic fund transfers.

Stock-Based Compensation - At March 31, 2004, the Company has one stock-based employee compensation plan. The Company accounts for the plan under the recognition method and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. During the three months ended March 31, 2004 and 2003, the Company recognized $17,334 and zero, respectively, of compensation expense relating to stock options and warrants and recognized $10,200 and $19,000, respectively, of compensation expense relating to stock awards. The following table illustrates the effect on net income (loss) and basic and diluted earnings (loss) per common share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

6

For the Three Months Ended March 31,	2004	2003

Net income (loss), as reported	$ 407,130	$ (490,989)
Add: Stock-based employee and consultant compensation	27,534	19,000
expense included in net income
Deduct: Total stock-based employee and consultant
compensation expense determined under fair value-	(27,534)	(19,000)
based method for all awards
Pro forma net earnings (loss)	$ 407,130	$ (490,989)

Earnings (loss) per common share:
Basic as reported	$ 0.04	$ (0.04)
Basic pro forma	$ 0.04	$ (0.04)
Diluted as reported	$ 0.02	$ (0.04)
Diluted pro forma	$ 0.02	$ (0.04)

Net Earnings (Loss) Per Common Share - Basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding. Unvested common shares are considered to be stock options for purposes of computing earnings (loss) per share.  Diluted earnings (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares and dilutive potential common share equivalents outstanding. Potential common share equivalents consist of shares issuable upon the exercise of stock options and warrants, and shares issuable upon the conversion of debt.

The following table is a reconciliation of the numerators and denominators used in the calculation of basic and diluted weighted-average common shares outstanding for the three months ended March 31, 2004 and 2003:

For the Three Months Ended March 31,	2004	2003

Basic earnings (loss) per share:
Net income (loss)	$ 407,130	$ (490,989)
Weighted-average shares outstanding	10,385,911	10,927,554

Basic earnings (loss) per share	$ 0.04	$ (0.04)

Diluted earnings (loss) per share:
Net income (loss)	$ 407,130	$ (490,989)
Add back: interest expense from convertible debt	24,093	-
Numerator for diluted earnings (loss) per share	$ 431,223	$ (490,989)

Weighted-average shares outstanding	10,385,911	10,927,554
Effect of dilutive securities - shares issuable upon
exercise of stock options and warrants	4,195,810	-
Effect of dilutive securities - shares issuable upon
conversion of debt	7,316,667	-
Denominator for diluted earnings (loss) per share	21,898,388	10,927,554

Diluted earnings (loss) per share	$ 0.02	$ (0.04)

At March 31, 2004 and 2003, there potential common stock equivalents from options, warrants and convertible debt of 4,546,209 and 4,075,401, respectively, that were not included in the computation of diluted earnings (loss) per share because their effect would have been anti-dilutive.

NOTE 2 – BUSINESS CONDITION

Up until first quarter 2004, the Company had suffered recurring losses. During the year ended December 31, 2003 and the three months ended March 31, 2004, the Company realized a net loss of $1,721,835 and net income of $407,130, respectively. During the year ended December 31, 2003 and the three months ended March 31, 2004, the Company's operations provided $186,718 and $63,469 of cash, respectively. The Company had a cash balance of $185,028 as of March 31, 2004.  These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management is attempting to obtain debt and equity financing for use in its operations. Realization of profitable operations or proceeds from the financing is not assured. Management is also attempting to find an entity interested in purchasing or merging with the Company.  Completion of a sale or merger of the Company is not assured.  The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

NOTE 3 – NOTES PAYABLE TO SUPPLIER

During January 2004, a note payable with a carrying value of $70,000 plus accrued interest of $17,218 was purchased by an outside party who subsequently cancelled the note and released the Company from any obligation to pay the note principal or accrued interest.  The Company has recorded a gain on forgiveness of debt of $87,218 in the three months ended March 31, 2004.

NOTE 4 – ACCOUNTS PAYABLE

In the three months ended March 31, 2004, the Company settled outstanding payables to vendors and contractors in the amount of $308,212. Of the accounts payable settled, $38,283 of the payables were settled through the issuance of warrants and options to purchase 65,000 shares of common stock (see Note 6).  Gain on forgiveness of debt was recognized in the amount of $253,540.

In April and May of 2004, the Company settled additional outstanding liabilities in the amount of $70,692, resulting in a gain on forgiveness of liabilities in the amount $38,553. Of the liabilities settled, $30,983 is being settled through the issuance of an option to purchase 100,000 shares of common stock, with an exercise price of $0.26 per share, expiring on May 12, 2007. The option was valued at $25,059, or $0.25 per share, computed using the Black-Scholes pricing model with the following assumptions: risk free interest rate of 2.86%, dividend yield of 0.0%, volatility of 153%, and an expected life of 3 years.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Legal Matters  – In November 2002, a former landlord in St. George, Utah filed a lawsuit against the Company that alleged breach of a lease agreement.  On March 6, 2003, summary judgment in the amount of $47,442 was granted to the former landlord.  The Company had accrued $41,000 as of December 31, 2003. In March 2004, the Company paid $10,000 in complete settlement of this lawsuit. A gain on extinguishment of debt was recorded for $31,000.

NOTE 6 – STOCKHOLDERS’ EQUITY

On March 29, 2004 the Company issued a total of 60,000 shares of common stock valued at $10,200 ($0.17 per share) to two members of its Board of Directors for services rendered during the three months ended March 31, 2004.

During the three months ended March 31, 2004, the Company granted options to purchase 40,000 shares of common stock to employees and consultants. These options, which vested immediately, have exercise prices ranging from $0.15 to $0.17 per share and expire on March 31, 2007. The Company recognized compensation expense of $6,184, which was the estimated fair value on the date granted,  computed using the Black-Scholes pricing  model  with  the  following weighted average  assumptions: risk  free interest  rate  of 1.99%, dividend  yield  of  0.0%,  volatility  of 153%,  and estimated life of 3 years.

During the three months ended March 31, 2004, the Company granted options to purchase 60,000 shares of common stock to a consultant as part of his consulting agreement. These options, which vested immediately, have an exercise price of $0.10 per share and are exercisable through February 1, 2009. These options were valued at $11,150 using the Black-Scholes option pricing model with the following assumptions: risk  free interest  rate  ranging from 3.18% to  3.36%, dividend  yield  of  0.0%,  volatility  ranging from 156% to 164%,  and expected average life of 5 years.

During the three months ended March 31, 2004, the Company granted options to purchase 65,000 shares of common stock to vendors in settlement of $38,283 of accounts payable. These options, which vested immediately, have exercise prices ranging from $0.25 to $0.35 per share and are exercisable through March 31, 2008. These options were valued at $8,855 using the Black-Scholes option pricing model with the following assumptions: risk  free interest  rate  of 1.99%, dividend  yield  of  0.0%,  volatility  of 153%,  and expected life ranging between  3 and 4 years. The Company recognized a gain on extinguishment of debt in the amount of $29,428 relating to such vendors.

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

ACCOUNTING POLICIES

The preparation of financial statements in conformity with generally accepted accounting principles requires our management to make estimates and assumptions that affect reported amounts and disclosures, some of which may require revision in future periods. the most sensitive estimates affecting our financial statements include future volatility used in valuing equity instruments, allowance for bad debts, depreciable lives of refreshment centers in service and property and equipment, deferred maintenance revenue and accrued liabilities.  By their nature, these judgments are subject to an inherent degree of uncertainty. Our judgments are based on our historical experience, terms of existing contracts, our observance of industry trends, information provided by or gathered from our customers and information available from other outside sources, as appropriate. There can be no assurance that actual results will not differ from our estimates.  The following is a summary of what management believes are the critical accounting policies related to our operations.  The application of these policies, in some cases, requires our management to make subjective judgments regarding the effect of matters that are inherently uncertain.

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

Maintenance fees are expected to constitute a greater percentage of total revenues in the future due to our focus on revenues generated from our revenue-sharing program, which requires maintenance agreements and realization of reduced fixed overhead expenses in connection with the maintenance of our revenue sharing products. However, the foregoing will not occur if we fail to place additional equipment on a revenue sharing basis in 2004 to offset revenue sharing contracts that will expire over the next several fiscal quarters. Our installation, maintenance and license agreements stipulate that we collect a maintenance fee per eRoomServ refreshment center per day, payable on a monthly basis.  Our objective is to generate gross profit margins of approximately 40% from our maintenance-related revenues.  We base this expectation on our projected cost of maintenance of approximately $0.04 to $0.05 per unit per day and, pursuant to our maintenance agreements, our projected receipt of not less than $0.08 per unit per day.

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

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2004 AND 2003

Revenues

Revenue Sharing Arrangements — Our revenue from revenue sharing arrangements was $271,017 for the three months ended March 31, 2004, compared to $291,741 for the three months ended March 31, 2003, representing a decrease  of $20,724, or 7.1%.  The decrease in revenue from revenue sharing arrangements was due primarily to a slight reduction in the number of revenue sharing units in service during the three months ended March 31, 2004 as compared to the same period in 2003.

Maintenance Fee Revenues — Our maintenance fee revenues were $86,984 for the three months ended March 31, 2004, compared to $87,397 for the three months ended March 31, 2003, representing a decrease of $413, or 0.5%. The decrease was not material.

Product Sales —  Revenues from product sales were $308 for the three months ended March 31, 2004, compared to $7,166 for the three months ended March 31, 2003, representing a decrease of $6,858, or 95.7%.  The decrease in revenues from product sales was due to the lack of sufficient operating capital and consequently resulted in minimal product sales during the three months ending March 31, 2004 as compared to the three months ended March 31, 2003.

Cost of Revenue

Cost of Revenue Sharing Revenue — Our cost of revenue sharing revenue was $128,666 for the three months ended March 31, 2003, compared to $179,481 during the three months ended March 31, 2003, representing a decrease of $50,815, or 28.3%. The gross margin percentage on revenue sharing revenue was 52.5% for the three months ended March 31, 2004 and 38.5% for the three months ended March 31, 2003. The increase in gross margin percentage was specifically due to the impairment of units in 2003.

Cost of Maintenance Fee Revenue — Our cost of maintenance fee revenue was $16,749 for the three months ended March 31, 2004, compared to $51,616 for the three months ended March 31, 2003, representing a decrease of $34,867, or 67.6%.  The gross margin percentage on maintenance fee revenues was 80.7% for the three months ended March 31, 2004 and 40.9% for the three months ended March 31, 2003. The marked decrease in our cost of maintenance fee revenue and the increase in gross margin percentages for the three months ended March 31, 2004, as compared to the same period in 2003, was due to the Company’s improved efficiencies in maintaining its products placed in the field and the decrease in fixed overhead relating to the field operations department.

Cost of Product Sales Revenue — Our cost of product sales revenue for the three months ended March 31, 2004 was none as compared to $39,809 for the three months ended March 31, 2003, a decrease of $39,809, or 100.0%.  The gross margin percentage on revenue from product sales revenue was 100.0% for the three months ended March 31, 2004 as compared to (455.5)% for the three months ended March 31, 2003.  The significant decrease in our cost of product sales revenue, as well as the significant increase in our gross margin percentage was due to the lack of new product placements.

The changes and percent changes with respect to our revenues and our cost of revenue for the three months ended March 31, 2004 and 2003 are summarized as follows:

				Percent
For the Three Months Ended March 31,	2004	2003	Change	Change
REVENUE
Revenue-sharing arrangements	$ 271,017	$ 291,741	$ (20,724)	(7.1)%
Maintenance	86,984	87,397	(413)	(0.5)%
Product sales	308	7,166	(6,858)	(95.7)%
Total Revenue	$ 358,309	$ 386,304	$ (27,995)	(7.2)%

COST OF REVENUE
Revenue-sharing arrangements	128,666	179,481	(50,815)	(28.3)%
Maintenance	16,749	51,616	(34,867)	(67.6)%
Product sales	-	39,809	(39,809)	(100.0)%
Total Cost of Revenue	$ 145,415	$ 270,906	$ (125,491)	(46.3)%

GROSS MARGIN PERCENTAGE
Revenue-sharing arrangements	52.5%	38.5%
Maintenance	80.7%	40.9%
Product sales	100.0%	(455.5)%
Total Gross Margin Percentage	59.4%	29.9%

Although the preceding table summarizes the net changes and percent changes with respect to our revenues and our cost of revenue for the three months ended March 31, 2004 and 2003, the trends contained therein are limited and should not be viewed as a definitive indication of our future results.

Operating Expenses

Selling, General and Administrative — Selling, general and administrative expenses, exclusive of non-cash compensation expense, were $256,753 for the three months ended March 31, 2004, compared to $430,196 for the three months ended March 31, 2003, representing a decrease of $173,443, or 40.3%.  The decrease in our selling, general and administrative expenses from the three months ended March 31, 2004 to the three months ended March 31, 2003 reflects our ongoing efforts to further reduce fixed overhead expenses.

Research and Development Expenses — Research and development expenses were none for the three months ended March 31, 2004, compared to $17,498 for the three months ended March 31, 2003, representing a decrease of $17,498, or 100.0%.  Research and development expenses represented 0.0% of our total revenue for the three months ended March 31, 2004 and 4.5% of our total revenue for the three months ended March 31, 2003.  The decrease in research and development expenses was due to not undertaking any research and development projects for the three months ended March 31, 2004.

Other Income (Expense), Net

Other income (expense), net was $450,989 for the three months ended March 31, 2004, compared to $(158,693) for the three months ended March 31, 2003, representing an increase of $609,682. The increase was due primarily to the gain on forgiveness of liabilities and debt in the amount of $503,475, as a well as a decrease in interest expense, offset, in part, by a decrease in interest and other income.

Net Income (Loss) Attributable to Common Stockholders

We realized net income (loss) of $407,130 during the three months ended March 31, 2004 as compared to a loss of ($490,989) during the three months ended March 31, 2003.  The $898,119 increase was due primarily to a further reduction in selling, general and administrative expenses and interest expense, and a material gain on the forgiveness of debt and liabilities.  We may incur losses for a period of time.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2004, our principal sources of liquidity consisted of $185,028 of cash and a working capital deficit of $290,459, as compared to $381,985 of cash and a working capital deficit of $603,709 at December 31, 2003. In addition, our stockholders’ equity was $794,906 at March 31, 2004, compared to stockholders’ equity of $352,197 at December 31, 2003, an increase of $442,709.  The decrease in cash has been offset by an increase in working capital and stockholders’ equity.

Our accumulated deficit decreased from $32,707,505 at December 31, 2003 to $32,300,375 at March 31, 2004.  The decrease in accumulated deficit resulted directly from the net income realized for the three months ended March 31, 2004. Our accumulated deficit may increase in the future.

Our operations provided net cash of $63,469 during the three months ended March 31, 2004, as compared to using $105,338 of net cash during the three months ended March 31, 2003.  The $168,807 decrease in the use of net cash in operating activities primarily resulted from the increase in net income of $898,119, offset, in part, by the $62,643 decrease in depreciation, the $503,475 gain on forgiveness of debt and liabilities, the $34,876 decrease in write-off of refreshment center residuals, the $62,902 decrease in accretion of debt discount, among other items.

Investing activities for the nine months ended March 31, 2004 used net cash of $19,000, as compared to none during the three months ended March 31, 2003.

Financing activities used $241,426 during the three months ended March 31, 2004 compared to providing net cash of $94,582 during the three months ended March 31, 2003.  The increase of $336,008 of net cash used in financing activities resulted from a decrease of $120,500 from proceeds of borrowings and an increase of $216,688 in principal payments on long-term debt. The primary source of cash during the three months ended March 31, 2004 was the revenue sharing revenue generated by the Company’s equipment installed pursuant to revenue sharing contracts.

The placement of products under revenue-sharing arrangements is capital intensive.  We estimate that we must place approximately 7,000 units pursuant to our revenue-sharing program, along with the continued sale and placement of our products, in order to provide adequate cash to sustain our operations.  As of March 31, 2004, we had 5,339 units placed pursuant to our revenue-sharing program.  We will require additional cash to finance our planned expansion and capital expenditures.

On September 18, 2002, we were notified by AMRESCO Leasing Corporation of its intention to cease funding loans to us.  We believe a new financing relationship is an absolute requirement to compete in our sector and to offer hotel clients a revenue sharing alternative. There can be no assurance that we will be successful in procuring a new financing line, and if successful that the terms of such new financing will be favorable to us.  If a new financing relationship is not procured, our financial condition and results of operation will likely be adversely affected.

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

The interim financing proceeds have been placed in a third party trust account to fund the Company’s ongoing operational expenses, but such account is not under the Company’s control and therefore is not subject to execution by the Company’s creditors.

While we have made significant progress in further reducing our fixed overhead expenses, we may not have sufficient cash-on-hand to sustain our routine business operations beyond July 2004 based upon our current cash position.  Thus, we will require additional financing to achieve our long-term business objectives. There can be no assurance that such financing will be made available, or if it is made available, on acceptable terms. If such future equity financing is procured, the shareholdings of the current stockholders of the Company will be diluted.

CONTRACTUAL CASH OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following table presents our contractual cash obligations and commercial commitments as of March 31, 2004.  We have no other significant contractual obligations or commercial commitments either on or off balance sheet as of this date.

Contractual Cash Obligations	Payments Due by Period
	Total	< 1 Year	1-3 Years	4-5 Years	> 5 Years
Long-term Debt	$2,054,568	$367,329	$740,501	$909,107	$37,631
Capital Lease Obligations	1,341	1,341	-	-	-
Total	$2,055,909	$368,670	$740,501	$909,107	$37,631

RECENT DOWNTURNS IN THE AIRLINE, TRAVEL AND LODGING INDUSTRIES

Due to the weakening economy and the events of September 11, 2001, the travel and lodging industries have experienced unprecedented downturns.  More specifically, the lodging industry has experienced lower hotel occupancy rates due to reduced business and leisure travel.  Since the success of our business is directly linked to the performance of the travel and lodging industries, the substantial layoffs in these industries, the postponement of future hotel renovations and projects, the substantial drop-off in guest occupancy and the reduction in business and leisure travel, including convention traffic, have hurt our ability to finalize contracts with hotel properties with which we have been meeting and negotiating.  While the hospitality market has improved over the last year, in terms of occupancy rates, REVPAR and ADR numbers, the market remains weaker overall than prior to September 11, 2001.  In this regard, there is no assurance that we will be able to close contracts with our current potential customers or that we will be successful in starting discussions with other hotel properties.

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

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

In April 2004, we settled the outstanding judgment in the amount of $47,442 in favor of PamJoy Realty, Inc. for the sum of $10,000. The matter has been formally dismissed with prejudice.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)

Exhibits.

1

Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32

Certification of President and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

(a)

Reports on Form 8-K.

None.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

eROOMSYSTEM TECHNOLOGIES, INC.
(Registrant)

Date:	May 21, 2004	By:	/s/ David A. Gestetner
David A. Gestetner
		Its:	Chief Executive Officer and President

19