Form 10QSB
period 2004-06-30
EROOMSYSTEM TECHNOLOGIES INC
filed 2004-08-16
CIK 1110361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	June 30, 2004

OR

TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:	to

Commission file number:	000-31037

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

10,443,933 shares of common stock, $0.001 par value, as of August 10, 2004

Transitional Small Business Disclosure Format (check one):  YES     NO  X

#

FORM 10-QSB

TABLE OF CONTENTS

PAGE

PART I – FINANCIAL INFORMATION

1

Item 1.  Financial Statements.

2

Condensed Consolidated Balance Sheets (Unaudited)

2

Condensed Consolidated Statements of Operations (Unaudited)

4

Condensed Consolidated Statements of Cash Flows (Unaudited)

5

Notes to Condensed Consolidated Financial Statements (Unaudited)

6

Item 2.  Management’s Discussion and Analysis of Financial Condition and

 Results of Operations

11

PART II – OTHER INFORMATION

20

Item 1.  Legal Proceedings.

20

Item 2.  Changes in Securities and Use of Proceeds.

20

Item 3.  Defaults Upon Senior Securities.

21

Item 4.  Submission of Matters to a Vote of Security Holders

21

Item 5.  Other Information.

21

Item 6.  Exhibits and Reports on Form 8-K.

21

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

ASSETS

	June 30,	December 31,
	2004	2003

CURRENT ASSETS
Cash	$ 235,084	$ 381,985
Restricted cash	200,000	-
Accounts receivable, net of allowance for doubtful accounts of $35,950 and
$246,465 at June 30, 2004 and December 31, 2003, respectively	205,849	226,385
Prepaid expenses	14,910	16,188
Total Current Assets	655,843	624,558
REFRESHMENT CENTERS IN SERVICE, net of accumulated depreciation of
$1,520,047 and $1,262,714 at June 30, 2004 and December 31, 2003, respectively	2,127,475	2,384,808
PROPERTY AND EQUIPMENT
Production equipment	22,210	22,210
Computer equipment	74,965	74,965
Vehicles and other	44,153	44,153
	141,328	141,328
Less accumulated depreciation and amortization	(125,914)	(119,388)
Net Property and Equipment	15,414	21,940
DEPOSITS	95,650	76,650
Total Assets	$ 2,894,382	$ 3,107,956

See accompanying notes to condensed consolidated financial statements (unaudited).

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (CONTINUED)

LIABILITIES AND STOCKHOLDERS' EQUITY

	June 30,	December 31,
	2004	2003
CURRENT LIABILITIES
Notes payable and current portion of long-term debt	$ 218,366	$ 426,683
Accounts payable	167,564	540,395
Accrued liabilities	89,177	134,278
Accrued interest	57,519	59,457
Customer deposits	11,758	11,758
Deferred maintenance revenue	55,689	55,696
Total Current Liabilities	600,073	1,228,267
LONG-TERM DEBT, net of current portion	1,227,205	1,527,492
Total Liabilities	1,827,278	2,755,759
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none outstanding	-	-
Common stock, $0.001 par value; 50,000,000 shares authorized; 10,443,933 shares
and 10,383,933 shares outstanding at June 30, 2004 and December 31, 2003, respectively	10,444	10,384
Additional paid-in capital	32,068,379	32,028,402
Warrants and options outstanding	1,112,668	1,092,416
Notes receivable from shareholders	(73,121)	(71,500)
Accumulated deficit	(32,051,266)	(32,707,505)
Total Stockholder's Equity	1,067,104	352,197

Total Liabilities and Stockholders' Equity	$ 2,894,382	$ 3,107,956

See accompanying notes to condensed consolidated financial statements (unaudited).

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003

REVENUE
Revenue-sharing arrangements	$ 268,160	$ 313,995	$ 739,177	$ 605,736
Maintenance fees	91,105	68,418	178,089	155,815
Product sales	7,390	4,768	7,698	11,934
Total Revenue	366,655	387,181	924,964	773,485
COST OF REVENUE
Revenue-sharing arrangements	129,126	178,761	257,792	358,242
Maintenance	20,076	34,698	36,825	86,314
Product sales	2,940	-	2,940	39,809
Total Cost of Revenue	152,142	213,459	297,557	484,365
Gross Margin	214,513	173,722	627,407	289,120

EXPENSES AND OTHER INCOME
Selling, general and administrative expense	192,306	421,634	449,059	851,830
Research and development expense	10,500	3,226	10,500	20,724
Interest expense	55,851	217,113	110,045	405,811
Gain on collection of previously written off receivable	(200,000)	-	(200,000)	-
Interest and other income	(1,263)	(30,784)	(2,971)	(60,789)
Net Expenses	57,394	611,189	366,633	1,217,576
Income (Loss) from Operations	157,119	(437,467)	260,774	(928,456)

Gain on forgiveness of liabilities and debt	91,990	-	595,465	-

Net Income (Loss)	$ 249,109	$ (437,467)	$ 856,239	$ (928,456)

Basic Earnings (Loss) Per Common Share	$ 0.02	$ (0.04)	$ 0.06	$ (0.08)
Diluted Earnings (Loss) Per Common Share	$ 0.01	$ (0.04)	$ 0.03	$ (0.08)

See accompanying notes to condensed consolidated financial statements (unaudited).

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months
	Ended June 30,
	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$ 656,239	$ (928,456)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	263,859	389,883
Gain on forgiveness of debt and liabilities	(595,465)	-
Interest income from shareholder receivables	(1,621)	(5,480)
Loss on disposal of assets	-	38,317
Amortization of deferred offering costs and accretion of debt discount	33,553	172,938
Non-cash compensation expense	28,601	19,000
Changes in operating assets and liabilities:
Restricted cash	(200,000)	-
Accounts receivable	20,536	10,389
Inventories	-	3,157
Prepaid expenses	1,278	100,626
Accounts payable	(41,620)	24,371
Accrued liabilities	16,186	78,172
Customer deposits and deferred maintenance revenue	(7)	8,760
Net Cash Provided By (Used In) Operating Activities	181,539	(88,323)
CASH FLOWS FROM INVESTING ACTIVITIES
Change in long-term deposits and restricted funds	(19,000)	-
Net Cash Provided by (Used in) Investing Activities	(19,000)	-
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	-	233,236
Principal payments on long-term debt	(309,440)	(170,103)
Principal payments on capital lease obligations	-	(2,605)
Net Cash Provided by (Used in) Financing Activities	(309,440)	60,528

Net Decrease in Cash	(146,901)	(27,795)
Cash at Beginning of Period	381,985	144,359

Cash at End of Period	$ 235,084	$ 116,564

Supplemental Cash Flows Information
Cash paid for interest	$ 54,400	$ 242,564

Supplemental Disclosure of Noncash Investing and Financing Activities
Stock options issued in settlement of accounts payable	$ 31,688	$ -

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Condensed Financial Statements - The accompanying unaudited condensed consolidated financial statements include the accounts of eRoomSystem Technologies, Inc. and its subsidiaries (the “Company”). These financial statements are condensed and, therefore, do not include all disclosures normally required by generally accepted accounting principles.  These statements should be read in conjunction with the Company’s annual financial statements included in the Company’s Annual Report on Form 10-KSB for the period ended December 31, 2003.  In particular, the Company’s organization, nature of operations and significant accounting principles were presented in Note 1 to the consolidated financial statements in that report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying unaudited condensed consolidated financial statements and consist of only normal recurring adjustments.  The results of operations presented in the accompanying unaudited condensed consolidated financial statements for the three and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2004.

Principles of Consolidation - The accompanying unaudited condensed consolidated financial statements include the accounts of eRoomSystem Technologies, Inc. and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

One of the Company’s subsidiaries, RSi BRE is a special purpose entity in which the Company did not have operating control at December 31, 2003. In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (“FIN 46”). FIN 46 defined variable interest entities and modified the requirements for their consolidation from ownership of a controlling voting interest to holding a majority variable interest and being the primary beneficiary of the variable interest entity. The Company adopted FIN 46 at December 31, 2002 and has presented RSi BRE on a consolidated basis.

On February 29, 2004, the Company reached a settlement agreement with RSG Investments, LLC, under which RSi BRE has come completely under the control of the Company’s management. As part of the settlement agreement, the Company has paid $152,823 in full satisfaction of the obligation to RSG Investments, LLC.  As a result of the full settlement, the Company has recognized a gain on forgiveness of debt of $162,718 in the six months ended June 30, 2004. The Company is in the process of liquidating or merging RSi BRE into eRoomSystem Technologies, Inc.

Deposits – In January 2004, the Company deposited $20,000 with a bank as collateral in order to effect electronic fund transfers through the bank.

Stock-Based Compensation - At June 30, 2004, the Company has one stock-based employee compensation plan. The Company accounts for the plan under the recognition method and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. During the six months ended June 30, 2004 and 2003, the Company recognized $18,401 and zero, respectively, of compensation expense relating to stock options and warrants and recognized $10,200 and $19,000, respectively, of compensation expense relating to stock awards. The following table illustrates the effect on net income (loss) and basic and diluted earnings (loss) per common share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(CONTINUED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003

Net income (loss), as reported	$ 249,109	$ (437,467)	$ 656,239	$ (928,456)
Add: Stock-based employee and consultant compensation
expenses included in net income (loss)	1,067	-	28,601	19,000

Deduct: Total stock-based employee and consultant
compensation expense determined under fair value based method
for all awards	(29,696)	-	(48,965)	(19,000)
Pro forma net earnings (loss)	$ 220,480	$ (437,467)	$ 635,875	$ (928,456)
Earnings (loss) per common share:
Basic as reported	$ 0.02	$ (0.04)	$ 0.06	$ (0.08)
Basic pro forma	$ 0.02	$ (0.04)	$ 0.06	$ (0.08)
Diluted as reported	$ 0.01	$ (0.04)	$ 0.03	$ (0.08)
Diluted pro forma	$ 0.01	$ (0.04)	$ 0.03	$ (0.08)

Net Earnings (Loss) per Common Share - Basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding.  Diluted earnings (loss) per common share is computed by dividing net income (loss), adjusted to add back interest associated with convertible debt, by the weighted-average number of common shares and dilutive potential common share equivalents outstanding. Potential common share equivalents consist of shares issuable upon the exercise of stock options and warrants, and shares issuable upon the conversion of debt.

The following table is a reconciliation of the numerators and denominators used in the calculation of basic and diluted weighted-average common shares outstanding for the three and six months ended June 30, 2004 and 2003:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
Basic net income (loss)	$ 249,109	$ (437,467)	$ 656,239	$ (928,456)
Interest expense from convertible debt	24,515	-	48,608	-
Diluted net income (loss)	$ 273,624	$ (437,467)	$ 704,847	$ (928,456)
Basic weighted-average common shares outstanding	10,443,933	10,983,933	10,414,922	10,955,899
Effect of dilutive securities
Stock options and warrants	4,725,761	-	4,503,367	-
Convertible debt	7,316,667	-	7,316,667	-
Diluted weighted-average common shares outstanding	22,486,361	10,983,933	22,234,956	10,955,899
Basic earnings (loss) per share	$ 0.02	$ (0.04)	$ 0.06	$ (0.08)
Diluted earnings (loss) per share	$ 0.01	$ (0.04)	$ 0.03	$ (0.08)

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(CONTINUED)

For the six months ended June 30, 2004 and 2003, there were potential common stock equivalents from options, warrants and convertible debt of 4,190,804 and 4,075,401, respectively, that were not included in the computation of diluted earnings (loss) per share because their effect would have been anti-dilutive. For the three months ended June 30, 2004 and 2003, there were potential common stock equivalents from options, warrants and convertible debt of 3,968,410 and 4,075,401, respectively, that were not included in the computation of diluted earnings (loss) per share because their effect would have been anti-dilutive.

NOTE 2 – BUSINESS CONDITION

Up until first quarter 2004, the Company had suffered recurring losses. During the year ended December 31, 2003 and the six months ended June 30, 2004, the Company realized a net loss of $1,721,835 and net income of $656,239, respectively. Of the $656,239 net income, $595,465 was related to the gain on forgiveness of liabilities and debt, and $200,000 was related to the gain on collection of a previously written off receivable. During the year ended December 31, 2003 and the six months ended June 30, 2004 the net cash provided by the Company’s operations was $186,718 and $181,539, respectively. The Company had a cash balance of $235,084 as of June 30, 2004.  These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management is attempting to obtain debt and equity financing for use in its operations. Realization of profitable operations or proceeds from financing is not assured. Management is also attempting to find third parties interested in investing in the Company. Completion of such financing is not assured.  The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

NOTE 3 – NET INVESTMENT IN SALES-TYPE LEASE

During June 2004, the Company entered into an agreement that amended a previous revenue sharing lease agreement that had previously been non-performing.  Under the terms of that agreement, the Company recovered a receivable that had been written off in the previous year. The Company has recorded revenue in the amount of $200,000 during the six months ended June 30, 2004. This was paid into an attorney’s escrow account during the three months ended June 30, 2004 and has been recorded as restricted cash. The funds were released from escrow on July 17, 2004.

The new lease agreement terminates on December31, 2008 at which time the property takes ownership of the refreshment centers.  The property is to make monthly payments of $7,200.  The new lease agreement has been classified as a sales-type capital lease.  Because the property has a history of non-performance and is still under the supervision of a bankruptcy court, the net investment in the capital lease has been fully allowed against.  The following lists the components of the net investment in the sales-type lease as of June 30, 2004:

Total minimum lease payments to be received

$

 388,800

Less:  Allowance for uncollectibles

(326,983)

Net minimum lease payments receivable

61,817

Less:  Unearned income

(61,817)

Net investment in sales-type lease

$         -

Minimum lease payments for the six months ended December 31, 2004 and each of the four succeeding fiscal years through the end of the lease term are as follows:  $43,200 in 2004, $86,400 in 2005, $86,400 in 2006, $86,400 in 2007, and $86,400 in 2008.

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(CONTINUED)

NOTE 4 – NOTES PAYABLE TO SUPPLIER

During January 2004, a note payable with a carrying value of $70,000 plus accrued interest of $17,218 was purchased by an outside party who subsequently cancelled the note and released the Company from any obligation to pay the note principal or accrued interest.  The Company has recorded a gain on forgiveness of debt of $87,218 in the six months ended June 30, 2004.

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

In the six months ended June 30, 2004, the Company settled outstanding payables to vendors and contractors in the amount of $391,560 and outstanding accrued payroll in the amount of $51,007. Of the liabilities settled, $72,205 was settled through the issuance of warrants and options to purchase 172,000 shares of common stock (see Note 7).  Gain on forgiveness of debt was recognized in the amount of $345,529.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Legal Matters – In November 2002, a former landlord in St. George, Utah filed a lawsuit against the Company that alleged breach of a lease agreement.  On March 6, 2003, summary judgment in the amount of $47,442 was granted to the former landlord.  The Company had accrued $41,000 as of December 31, 2003. In March 2004, the Company paid $10,000 in complete settlement of this lawsuit. A gain on extinguishment of debt was recorded for $31,000, which is included in the amount disclosed in Note 5.

NOTE 7 – STOCKHOLDERS’ EQUITY

On March 29, 2004 the Company issued a total of 60,000 shares of common stock valued at $10,200 ($0.17 per share) to two members of its Board of Directors for services rendered during the six months ended June 30, 2004.

During the six months ended June 30, 2004, the Company granted options to purchase 60,000 shares of common stock to employees. These options, which vested immediately, have exercise prices ranging from $0.15 to $0.26 per share, and are exercisable through May 27, 2007. The Company recognized compensation expense of $200, which was the intrinsic value of the options on the date granted.

During the six months ended June 30, 2004, the Company granted options to purchase 65,000 shares of common stock to consultants. These options, which vested immediately, have an exercise price ranging from $0.10 to $0.26 per share and are exercisable through February 1, 2009. These options were valued at $18,202 using the Black-Scholes option pricing model with the following assumptions: risk free interest rate ranging from 2.97% to 3.36%, dividend yield of 0.0%, volatility ranging from 152% to 173%, and expected average life ranging between 3 and 5 years.

During the six months ended June 30, 2004, the Company granted options to purchase 172,000 shares of common stock to vendors in settlement of $73,283 of accounts payable. These options, which vested immediately, have exercise prices ranging from $0.25 to $0.35 per share and are exercisable through March 31, 2008. These options were valued at $31,688 using the Black-Scholes option pricing model with the following assumptions: risk free interest rate ranging from 1.95% to 3.02%, dividend yield of 0.0%, volatility ranging from 152% to 153%, and expected life ranging between 3 and 4 years. The Company recognized a gain on extinguishment of debt in the amount of $42,519 relating to such vendors.

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(CONTINUED)

During the six months ended June 30, 2004, options to purchase 179,848 shares of common stock expired. The Company recognized the value of these options in the amount of $29,837 as additional paid in capital.

NOTE 8 – GAIN ON FORGIVENESS OF LIABILITIES AND DEBT

The gain on forgiveness of debt for the six months ended June 30, 2004 consisted of the following:

RSG Investments (Note 1)

$    162,718

Note payable to supplier (Note 4)

        87,218

Accounts payable and accrued liabilities (Note 5)

      345,529

 Total gain on forgiveness of debt

$    595,465

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

Certain information included herein contains statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, such as statements relating to our anticipated revenues, gross margin and operating results, future performance and operations, plans for future expansion, capital spending, sources of liquidity and financing sources.  Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future, and accordingly, such results may differ from those expressed in any forward-looking statements made herein.  These risks and uncertainties include, but are not limited to, those relating to our liquidity requirements, the continued growth of the lodging industry, the success of our product-development, marketing and sales activities, vigorous competition in the lodging industry, dependence on existing management, leverage and debt service (including sensitivity to fluctuations in interest rates), domestic or global economic conditions, the inherent uncertainty and costs of prolonged arbitration or litigation, and changes in federal or state tax laws or the administration of such laws.  A complete discussion of these risks and uncertainties are contained in our Annual Report on Form 10-KSB, as filed with the Securities and Exchange Commission on March 30, 2004.

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

At some future point, we anticipate bundling additional products and services with our current products, such as our in-room energy management system and information management services.  We anticipate that if the installation base of our products increase, the marketability and value of the information we collect and manage will increase. To this end, we may generate revenue from the packaging and marketing of our information-based data as our installation base expands.

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

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2004 AND 2003

Revenues

Revenue Sharing Arrangements — Our revenue from revenue sharing arrangements was $268,160 for the three months ended June 30, 2004, compared to $313,995 for the three months ended June 30, 2003, representing a decrease of $45,835, or 14.6%.  The decrease in revenue from revenue sharing arrangements was due primarily to a reduction in the number of revenue sharing units in service during the three months ended June 30, 2004 as compared to the three months ended June 30, 2003.

Maintenance Fee Revenues — Our maintenance fee revenues were $91,105 for the three months ended June 30, 2004, compared to $68,418 for the three months ended June 30, 2003, representing an increase of $22,687, or 33.2%. The increase was due in to an increase in units under maintenance contract.

Product Sales —  Revenues from product sales were $7,390 for the three months ended June 30, 2004, compared to $4,768 for the three months ended June 30, 2003, representing an increase of $2,622, or 55.0%.  The increase, while significant in percentage terms, is not otherwise material given the extremely limited sales volume.

Cost of Revenue

Cost of Revenue Sharing Revenue — Our cost of revenue sharing revenue was $129,126 for the three months ended June 30, 2003, compared to $178,761 during the three months ended June 30, 2003, representing a decrease of $49,635, or 27.8%. The decrease in cost of revenue sharing revenue is due to a decreased number of refreshment centers in service.  Meanwhile, the gross margin percentage on revenue sharing revenue was 51.8% for the three months ended June 30, 2004 and 43.1% for the three months ended June 30, 2003. The increase in gross margin percentage reflects better operational efficiencies through further decreases in fixed overhead expenses.

Cost of Maintenance Fee Revenue — Our cost of maintenance fee revenue was $20,076 for the three months ended June 30, 2004, compared to $34,698 for the three months ended June 30, 2003, representing a decrease of $14,622, or 42.1%.  The gross margin percentage on maintenance fee revenues was 78.0% for the three months ended June 30, 2004 and 49.3% for the three months ended June 30, 2003. The marked decrease in our cost of maintenance fee revenue and the increase in gross margin percentages for the three months ended June 30, 2004, as compared to the same period in 2003, was due to the Company’s improved efficiencies in maintaining its products placed in the field and the decrease in fixed overhead relating to the field operations department.

Cost of Product Sales Revenue — Our cost of product sales revenue for the three months ended June 30, 2004 was $2,940 as compared to none for the three months ended June 30, 2003, an increase of $2,940, or 100.0%.  The gross margin percentage on revenue from product sales revenue was 60.2% for the three months ended June 30, 2004 as compared to 100%% for the three months ended June 30, 2003.  While the percentage change in cost of product sales revenue is material, given the extremely limited product sales in the two periods, the change from period to period is immaterial.

The changes and percent changes with respect to our revenues and our cost of revenue for the three months ended June 30, 2004 and 2003 are summarized as follows:

	For the Three Months Ended June 30,		Change	Percent Change
	2004	2003
REVENUE
Revenue-sharing arrangements	$ 268,160	$ 313,995	$ (45,835)	(14.6)%
Maintenance fees	91,105	68,418	(22,687)	33.2%
Product sales	7,390	4,768	2,622)	55.0%
Total Revenue	$ 366,655	$ 387,181	$ (20,526)	(5.3)%

COST OF REVENUE
Revenue-sharing arrangements	129,126	178,761	(49,635)	(27.8)%
Maintenance	20,076	34,698	(14,622)	(42.1)%
Product sales	2,940	-	2,940	100.0%
Total Cost of Revenue	$ 152,142	$ 213,459	$ (61,317)	(34.8)%

GROSS MARGIN PERCENTAGE
Revenue-sharing arrangements	51.8%	43.1%
Maintenance	78.0%	49.3%
Product sales	60.2%	100.0%
Total Gross Margin Percentage	58.5%	44.9%

Although the preceding table summarizes the net changes and percent changes with respect to our revenues and our cost of revenue for the three months ended June 30, 2004 and 2003, the trends contained therein are limited and should not be viewed as a definitive indication of our future results.

Expenses and Other Income

Selling, General and Administrative — Selling, general and administrative expenses were $192,306 for the three months ended June 30, 2004, compared to $421,634 for the three months ended June 30, 2003, representing a decrease of $229,328, or 54.4%.  The decrease in our selling, general and administrative expenses from the three months ended June 30, 2004 to the three months ended June 30, 2003 reflects our ongoing efforts to further reduce fixed overhead expenses.

Research and Development Expenses — Research and development expenses were $10,500 for the three months ended June 30, 2004, compared to $3,226 for the three months ended June 30, 2003, representing an increase of $7,274, or 225.5%.  Research and development expenses represented 2.9% of our total revenue for the three months ended June 30, 2004 and 0.8% of our total revenue for the three months ended June 30, 2003.  The increase in research and development expenses was due to undertaking new research and development projects for the three months ended June 30, 2004.

Interest Expense for the three months ended June 30, 2004 was $55,851 as compared to $217,113 for the same period in 2003, a decrease of $161,262 or 74.3%.  In the three months ended June 30, 2004, the Company realized a gain on collection of a previously written off receivable in the amount of $200,000. Income from operations was $157,119 for the second quarter of 2004 as compared to a loss from operations of $437,467 for the same period in 2003. The Company also realized a gain on forgiveness of liabilities and debt of $91,990 in the three months ended June 30, 2004.

Net Income (Loss) Attributable to Common Stockholders

We realized net income of $249,109 during the three months ended June 30, 2004 as compared to a net loss of $437,467 during the three months ended June 30, 2003.  The $686,576 increase was due primarily to materially better gross margins, continued reductions in selling, general and administrative expense, material gains on the forgiveness of debt and liabilities and on the collection of a previously written of receivable. We may incur losses in the future.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2004 AND 2003

Revenues

Revenue Sharing Arrangements — Our revenue from revenue sharing arrangements was $539,177 for the six months ended June 30, 2004, compared to $605,736 for the six months ended June 30, 2003, representing a decrease of $66,559, or 11.0%.  The decrease in revenue from revenue sharing arrangements was due primarily to a reduction in the number of revenue sharing units in service during the six months ended June 30, 2004 as compared to the six months ended June 30, 2003.

Maintenance Fee Revenues — Our maintenance fee revenues were $178,089 for the six months ended June 30, 2004, compared to $155,815 for the six months ended June 30, 2003, representing an increase of $22,274, or 14.3%. The increase was due in to an increase in units under maintenance contract.

Product Sales — Revenues from product sales were $7,698 for the six months ended June 30, 2004, compared to $11,934 for the six months ended June 30, 2003, representing a decrease of $4,236, or 35.5%.  The decrease, while significant in percentage terms, is not otherwise material given the extremely limited sales volume.

Cost of Revenue

Cost of Revenue Sharing Revenue — Our cost of revenue sharing revenue was $257,792 for the six months ended June 30, 2003, as compared to $358,242 for the six months ended June 30, 2003, representing a decrease of $100,450, or 28.0%. The gross margin percentage on revenue sharing revenue was 52.2% for the six months ended June 30, 2004 and 40.9% for the six months ended June 30, 2003.

Cost of Maintenance Fee Revenue — Our cost of maintenance fee revenue was $36,825 for the six months ended June 30, 2004, compared to $86,314 for the six months ended June 30, 2003, representing a decrease of $49,489, or 57.3%.  The gross margin percentage on maintenance fee revenues was 79.3% for the six months ended June 30, 2004 and 44.6% for the six months ended June 30, 2003. The marked decrease in our cost of maintenance fee revenue and the increase in gross margin percentages for the six months ended June 30, 2004, as compared to the six months ended June 30, 2003, was due to much improved operational efficiencies and a material reduction in fixed overhead relating to our field operations department.

Cost of Product Sales Revenue — Our cost of product sales revenue for the six months ended June 30, 2004 was $2,940 as compared to $39,809 for the six months ended June 30, 2003, a decrease of $36,869, or 92.6%.  The gross margin percentage on revenue from product sales revenue was 61.8% for the six months ended June 30, 2004 as compared to (233.6)% for the six months ended June 30, 2003.  The significant decrease in our cost of product sales revenue, as well as the significant increase in our gross margin percentage was primarily due to the lack of new product placements and atypical expenses associated with product sales in the six months ended June 30, 2003.

The changes and percent changes with respect to our revenues and our cost of revenue for the six months ended June 30, 2004 and 2003 are summarized as follows:

	For the Six Months Ended June 30,		Change	Percent Change
	2004	2003
REVENUE
Revenue-sharing arrangements	$ 539,177	$ 605,736	$ (66,559)	(11.0)%
Maintenance fees	178,089	155,815	22,274	14.3%
Product sales	7,698	11,934	(4,236)	(35.5)%
Total Revenue	$ 724,964	$ 773,485	$ (48,521)	(6.3)%

COST OF REVENUE
Revenue-sharing arrangements	257,792	358,242	(100,450)	(28.0)%
Maintenance	36,825	86,314	(49,489)	(57.3)%
Product sales	2,940	39,809	(36,869)	(92.6)%
Total Cost of Revenue	$ 297,557	$ 484,365	$ (186,808)	(38.6)%

GROSS MARGIN PERCENTAGE
Revenue-sharing arrangements	52.2%	40.9%
Maintenance	79.3%	44.6%
Product sales	61.8%	(233.6)%
Total Gross Margin Percentage	59.0%	37.4%

Although the preceding table summarizes the net changes and percent changes with respect to our revenues and our cost of revenue for the six months ended June 30, 2004 and 2003, the trends contained therein are limited and should not be viewed as a definitive indication of our future results.

Expenses and Other Income

Selling, General and Administrative — Selling, general and administrative expenses were $449,059 for the six months ended June 30, 2004, compared to $851,830 for the six months ended June 30, 2003, representing a decrease of $402,771, or 47.3%. The decrease in our selling, general and administrative expenses from the six months ended June 30, 2004 to the six months ended June 30, 2003 reflects our continued efforts to further reduce fixed overhead expenses.

Research and Development Expenses — Research and development expenses were $10,500 for the six months ended June 30, 2004, compared to $20,724 for the six months ended June 30, 2003, representing a decrease of $10,224, or 49.3%.  Research and development expenses represented 1.4% of our total revenue for the six months ended June 30, 2004 and 2.7% of our total revenue for the six months ended June 30, 2003.  The decrease in research and development expenses is due to not undertaking any research and development projects for the three months ended March 31, 2004, but research and development projects have been initiated in the three months ended June 30, 2004.

Interest Expense for the six months ended June 30, 2004 was $110,045 as compared to $405,811 for the same period in 2003, a decrease of $295,766 or 72.9%.  In the six months ended June 30, 2004, the Company realized a gain on collection of a previously written off receivable in the amount of $200,000. Income from operations was $60,774 for the first half of 2004 as compared to a loss from operations of $928,456 for the same period in 2003. The Company also realized a gain on forgiveness of liabilities and debt of $595,465 for the six months ended June 30, 2004.

Net Income (Loss) Attributable to Common Stockholders

We realized net income of $656,239 during the six months ended June 30, 2004 as compared to a net loss of $928,456 during the six months ended June 30, 2003.  The $1,584,695 increase was due to each of the factors noted in Other Income (Expense), Net, however, we may incur losses in the future.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2004, our principal sources of liquidity consisted of $235,084 of cash and working capital of $55,770, as compared to $381,985 of cash and a working capital deficit of $603,709 at December 31, 2003. In addition, our stockholders’ equity was $1,067,104 at June 30, 2004, compared to stockholders’ equity of $352,197 at December 31, 2003, an increase of $714,907.  The decrease in cash has been offset by a material increase in working capital and stockholders’ equity.

Our accumulated deficit decreased from $32,707,505 at December 31, 2003 to $32,051,266 at June 30, 2004.  The decrease in accumulated deficit resulted directly from the net income realized for the six months ended June 30, 2004. Our accumulated deficit may increase in the future.

Our operations provided net cash of $181,539 during the six months ended June 30, 2004, as compared to using $88,323 of net cash during the six months ended June 30, 2003.  The $269,862 decrease in the use of net cash in operating activities primarily resulted from the increase in net income of $1,584,695, offset, in part, by the $595,465 gain on forgiveness of debt and liabilities and the $200,000 gain on the collection of a previously written of receivable.

Investing activities for the six months ended June 30, 2004 used net cash of $19,000, as compared to none during the six months ended June 30, 2003.

Financing activities used $309,440 during the six months ended June 30, 2004 as compared to providing net cash of $60,528 during the six months ended June 30, 2003.  The increase of $369,968 of net cash used in financing activities resulted from a decrease of $233,236 from proceeds of borrowings and an increase of $139,337 in principal payments on long-term debt. The primary source of cash during the six months ended June 30, 2004 was the revenue sharing revenue generated by the Company’s equipment installed pursuant to revenue sharing contracts.

The placement of products under a revenue sharing or fixed-payment arrangement is capital intensive.  We estimate that we must have approximately 6-7,000 units pursuant to our revenue sharing or fixed-payment programs, along with the outright sale and placement of our products in order to provide adequate cash to sustain our operations.  As of June 30, 2004, we had 5,339 units placed pursuant to our revenue-sharing program.  We will require additional cash to finance our planned expansion and capital expenditures.

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

While we have made significant progress in further reducing our fixed overhead expenses, we will require additional capital to remain viable and to achieve our long-term business objectives. There can be no assurance that such financing will be made available, or if it is made available, on acceptable terms. If such future equity financing is procured, the shareholdings of the current stockholders of the Company will be diluted.

CONTRACTUAL CASH OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following table presents our contractual cash obligations and commercial commitments as of June 30, 2004.  We have no other significant contractual obligations or commercial commitments either on or off balance sheet as of this date.

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

Since the success of our business is directly linked to the performance of the travel and lodging industries, the substantial layoffs in these industries, the postponement of future hotel renovations and projects, the substantial drop-off in guest occupancy and the reduction in business and leisure travel, including convention traffic, have hurt our ability to finalize contracts with hotel properties with which we have been meeting and negotiating.  While the hospitality market has improved over the last year, in terms of occupancy rates, REVPAR and ADR numbers, the market remains materially weaker overall than prior to September 11, 2001.  In this regard, there is no assurance that we will be able to close contracts with our current potential customers or that we will be successful in starting discussions with other hotel properties.

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

On March 29, 2001, we entered into an Independent Contractor Agreement with Tybera Development Group, or Tybera, for software services. Following the conclusion of the initial term of the agreement, we entered into an extension. In 2002, we began to experience a shortfall in cash flows and regrettably were forced to terminate our arrangement with Tybera. Under the terms of the contract with Tybera, at the time of termination, we owed Tybera the sum of $25,500.  In June 2003, Tybera filed a complaint in the Fourth District Court, State of Utah, County of Utah, against us for breach of contract. On August 27, 2003, a judgment was entered against us in the amount of $36,050. The judgment remains outstanding. We are attempting to negotiate a mutually amicable resolution of this judgment.

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

31

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

eROOMSYSTEM TECHNOLOGIES, INC.
(Registrant)

Date:	August 16, 2004	By:	/s/ David A. Gestetner
David A. Gestetner
		Its:	Chief Executive Officer and President

24