Form 10QSB
period 2004-09-30
EROOMSYSTEM TECHNOLOGIES INC
filed 2004-11-15
CIK 1110361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	September 30, 2004

OR

[  ]

TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:	To

Commission file number:	000-31037

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

10,445,133 shares of common stock, $0.001 par value, as of November 12, 2004

Transitional Small Business Disclosure Format (check one):  YES [  ] NO [X]

FORM 10-QSB

TABLE OF CONTENTS

Page

PART I – FINANCIAL INFORMATION

2

Item 1.  Financial Statements.

2

Condensed Consolidated Balance Sheets (Unaudited)

2

Condensed Consolidated Statements of Operations (Unaudited)

3

Condensed Consolidated Statements of Cash Flows (Unaudited)

4

Notes to Condensed Consolidated Financial Statements (Unaudited)

5

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

10

PART II – OTHER INFORMATION

19

Item 1.  Legal Proceedings.

19

Item 2.  Changes in Securities and Use of Proceeds.

19

Item 3.  Defaults Upon Senior Securities.

19

Item 4.  Submission of Matters to a Vote of Security Holders.

19

Item 5.  Other Information.

19

Item 6.  Exhibits and Reports on Form 8-K.

19

i

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
	2004	2003
ASSETS
CURRENT ASSETS
Cash	$ 536,388	$ 381,985
Accounts receivable, net of allowance for doubtful accounts of $35,950 and
$237,973 at September 30, 2004 and December 31, 2003, respectively	191,045	226,385
Prepaid expenses	14,832	16,188
Total Current Assets	742,265	624,558
REFRESHMENT CENTERS IN SERVICE, net of accumulated depreciation of
$1,648,712 and $1,262,714 at September 30, 2004 and December 31, 2003, respectively.	1,998,809	2,384,808
PROPERTY AND EQUIPMENT
Production equipment	22,210	22,210
Computer equipment	76,031	74,965
Vehicles and other	44,153	44,153
	142,394	141,328
Less accumulated depreciation and amortization	(128,001)	(119,388)
Net Property and Equipment	14,393	21,940
DEPOSITS	95,650	76,650
Total Assets	$ 2,851,117	$ 3,107,956

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Notes payable and current portion of long-term debt	$ 224,125	$ 426,683
Accounts payable	96,783	540,395
Accrued liabilities	88,985	134,278
Accrued interest	69,567	59,457
Customer deposits	11,758	11,758
Deferred maintenance revenue	52,424	55,696
Total Current Liabilities	543,642	1,228,267

LONG-TERM DEBT, net of current portion	1,169,118	1,527,492
Total Liabilities	1,712,760	2,755,759
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none outstanding	-	-
Common stock, $0.001 par value; 50,000,000 shares authorized; 10,445,133 shares and 10,383,933 shares outstanding at September 30, 2004
and December 31, 2003, respectively	10,445	10,384
Additional paid-in capital	32,068,822	32,028,402
Warrants and options outstanding	1,118,609	1,092,416
Notes receivable from shareholders	(73,940)	(71,500)
Accumulated deficit	(31,985,579)	(32,707,505)
Total Stockholder's Equity	1,138,357	352,197

Total Liabilities and Stockholders' Equity	$ 2,851,117	$ 3,107,956

See accompanying notes to unaudited condensed consolidated financial statements.

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003

REVENUE
Revenue-sharing arrangements	$ 310,327	$ 247,460	$ 849,504	$ 828,664
Maintenance fees	94,242	81,757	272,331	237,571
Product sales	3,025	4,947	10,723	16,881
Total Revenue	407,594	334,164	1,132,558	1,083,116
COST OF REVENUE
Revenue-sharing arrangements	128,666	178,853	386,458	537,095
Maintenance	16,466	33,800	53,291	120,114
Product sales	200	853	3,140	40,663
Total Cost of Revenue	145,332	213,506	442,889	697,872
GROSS MARGIN	262,262	120,658	689,669	385,244

OPERATING EXPENSES
Selling, general and administrative expense	143,863	446,848	592,922	1,219,362
Research and development expense	22,483	1,251	32,983	21,974
Interest expense	49,405	242,319	159,450	648,130
Gain on collection of previously written off receivable	-	-	(200,000)	-
Interest and other income	(1,923)	(3,068)	(4,894)	(10,139)
Net Operating Expenses	213,828	687,350	580,461	1,879,327
Income (Loss) from Operations	48,434	(566,692)	109,208	(1,494,083)
Gain on forgiveness of liabilities and debt	17,253	-	612,718	-
Net Income (Loss)	$ 65,687	$ (566,692)	$ 721,926	$ (1,494,083)
Basic Earnings (Loss) Per Common Share	$ 0.01	$ (0.05)	$ 0.07	$ (0.14)
Diluted Earnings (Loss) Per Common Share	$ 0.00	$ (0.05)	$ 0.03	$ (0.14)

See accompanying notes to unaudited condensed consolidated financial statements.

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30,

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$ 721,926	$ (1,494,083)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	394,612	582,951
Gain on forgiveness of debt and liabilities	(612,718)	-
Interest income from shareholder receivables	(2,440)	(8,265)
Loss on disposal of assets	-	83,838
Accretion of debt discount	50,609	266,951
Non-cash compensation expense	34,985	19,000
Changes in operating assets and liabilities:
Accounts receivable	35,340	120,967
Inventories.	-	3,159
Prepaid expenses	1,356	107,236
Accounts payable	(95,147)	(2,609)
Accrued liabilities	28,042	235,973
Customer deposits and deferred maintenance revenue	(3,272)	8,619
Net Cash Provided By (Used In) Operating Activities.	553,293	(76,263)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(1,066)
Change in long term deposits and restricted funds	(19,000)	-
Net Cash Provided by (Used In) Investing Activities	(20,066)	-
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	-	289,572
Principal payments on long-term debt.	(378,824)	(276,696)
Principal payments on capital lease obligations	-	(4,325)
Net Cash Provided by (Used in) Financing Activities .	(378,824)	8,551

Net Increase (Decrease) in Cash	154,403	(67,712)
Cash at Beginning of Period	381,985	144,359

Cash at End of Period	$ 536,388	$ 76,647

Supplemental Cash Flows Information
Cash paid for interest	$ 72,780	$ 190,364
Supplemental Disclosure of Noncash Investing and Financing Activities
Conversion of accounts payable into note payable	$ -	$ 25,000
Stock options issued in settlement of accounts payable	$ 31,688	$ -

See accompanying notes to unaudited condensed consolidated financial statements.

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Condensed Financial Statements - The accompanying unaudited condensed consolidated financial statements include the accounts of eRoomSystem Technologies, Inc. and its subsidiaries (the “Company”). These financial statements are condensed and, therefore, do not include all disclosures normally required by generally accepted accounting principles.  These statements should be read in conjunction with the Company’s annual financial statements included in the Company’s Annual Report on Form 10-KSB for the period ended December 31, 2003.  In particular, the Company’s organization, nature of operations and significant accounting principles were presented in Note 1 to the consolidated financial statements in that report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying unaudited condensed consolidated financial statements and consist of only normal recurring adjustments.  The results of operations presented in the accompanying unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2004.

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

On February 29, 2004, the Company reached a settlement agreement with RSG Investments, LLC, under which RSi BRE has come completely under the control of the Company’s management. As part of the settlement agreement, the Company has paid $152,823 in full satisfaction of the obligation to RSG Investments, LLC.  As a result of the full settlement, the Company has recognized a gain on forgiveness of debt of $162,718 in the nine months ended September 30, 2004. The Company is in the process of liquidating or merging RSi BRE into eRoomSystem Technologies, Inc.

Deposits – In January 2004, the Company deposited $20,000 with a bank as collateral in order to effect electronic fund transfers through the bank.

Stock-Based Compensation - At September 30, 2004, the Company has one stock-based employee compensation plan. The Company accounts for the plan under the recognition method and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. During the nine months ended September 30, 2004 and 2003, the Company recognized $18,401 and zero, respectively, of compensation expense relating to stock options and warrants and recognized $10,643 and $19,000, respectively, of compensation expense relating to stock awards. The following table illustrates the effect on net income (loss) and basic and diluted earnings (loss) per common share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2004	2003	2004	2003

Net income (loss), as reported	$ 65,687	$ (566,692)	$ 721,926	$ (1,494,083)

Add: Stock-based employee and consultant compensation
expenses included in net income (loss)	6,384	-	34,985	19,000

Deduct: Total stock-based employee and consultant
compensation expense determined under fair value based method
for all awards	(443)	-	(48,892)	(19,000)

Pro forma net earnings (loss)	$ 71,628	$ (566,692)	$ 708,019	$ (1,494,083)

Earnings (loss) per common share:
Basic as reported	$ 0.01	$ (0.05)	$ 0.07	$ (0.14)
Basic pro forma	$ 0.01	$ (0.05)	$ 0.07	$ (0.14)
Diluted as reported	$ 0.00	$ (0.05)	$ 0.03	$ (0.14)
Diluted pro forma	$ 0.00	$ (0.05)	$ 0.03	$ (0.14)

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

The following table is a reconciliation of the numerators and denominators used in the calculation of basic and diluted weighted-average common shares outstanding for the three and nine months ended September 30, 2004 and 2003:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2004	2003	2004	2003
Basic net income (loss)	$ 65,687	$ (566,692)	$ 721,926	$ (1,494,083)
Interest expense from convertible debt	24,651	-	73,259	-
Diluted net income(loss)	$ 90,338	$ (566,692)	$ 795,185	$ (1,494,083)
Basic weighted-average common shares outstanding	10,444,050	10,983,933	10,424,264	10,965,346
Effect of dilutive securities
Stock options and warrants	5,168,481	-	4,716,882	-
Convertible debt	7,316,667	-	7,316,667	-
Diluted weighted-average common shares outstanding	22,929,198	10,983,933	22,457,813	10,965,346
Basic earnings (loss) per share	$ 0.01	$ (0.05)	$ 0.07	$ (0.14)
Diluted earnings (loss) per share	$ 0.00	$ (0.05)	$ 0.03	$ (0.14)

For the nine months ended September 30, 2004 and 2003, there were potential common stock equivalents from options, warrants and convertible debt of 3,977,289 and 4,412,046, respectively, that were not included in the computation of diluted earnings (loss) per share because their effect would have been anti-dilutive. For the three months ended September 30, 2004 and 2003, there were potential common stock equivalents from options, warrants and convertible debt of 3,525,690 and 4,412,046, respectively, that were not included in the computation of diluted earnings (loss) per share because their effect would have been anti-dilutive.

NOTE 2 – BUSINESS CONDITION

Up until first quarter 2004, the Company had suffered recurring losses. During the year ended December 31, 2003 and the nine months ended September 30, 2004, the Company realized a net loss of $1,721,835 and net income of $721,926, respectively. Of the $721,926 net income, $612,718 was related to the gain on forgiveness of liabilities and debt, and $200,000 was related to the gain on collection of a previously written off receivable. During the year ended December 31, 2003 and the nine months ended September 30, 2004 the net cash provided by the Company’s operations was $186,718 and $553,293, respectively. The Company had a cash balance of $536,388 as of September 30, 2004.  These matters raise some doubt about the Company’s ability to continue as a going concern. Management is attempting to obtain debt and equity financing for use in its operations. Continued realization of profitable operations or receiving proceeds from financing is not assured.  The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

NOTE 3 – NET INVESTMENT IN SALES-TYPE LEASE

During June 2004, the Company entered into an agreement with a hotel property owner that amended a previous revenue sharing lease agreement that had previously been non-performing.  Under the terms of that agreement, the Company recovered a receivable that had been written off in the previous year. The Company has recorded a gain in the amount of $200,000 during the nine months ended September 30, 2004.

The new lease agreement terminates on December 31, 2008 at which time the hotel property owner takes ownership of the refreshment centers.  The property is to make monthly payments of $7,200.  The new lease agreement has been classified as a sales-type capital lease.  Because the property has a history of non-performance and is still under the supervision of a bankruptcy court, the net investment in the capital lease has been fully allowed against.  The following lists the components of the net investment in the sales-type lease as of September 30, 2004:

Total minimum lease payments to be received	$ 367,200

Less: Allowance for uncollectibles	(308,817)

Net minimum lease payments receivable	58,383

Less: Unearned income	(58,383)

Net investment in sales-type lease	$ -

The Company recorded revenue-sharing and maintenance fee revenue in the amounts of $21,600 and $28,800 for the three and nine months ended September 30, 2004.

Minimum lease payments for the three months ended December 31, 2004 and each of the four succeeding fiscal years through the end of the lease term are as follows:  $21,600 in 2004, $86,400 in 2005, $86,400 in 2006, $86,400 in 2007, and $86,400 in 2008.

NOTE 4 – NOTES PAYABLE TO SUPPLIER

During January 2004, a note payable with a carrying value of $70,000 plus accrued interest of $17,218 was purchased by an outside party who subsequently cancelled the note and released the Company from any obligation to pay the note principal or accrued interest.  The Company has recorded a gain on forgiveness of debt of $87,218 in the nine months ended September 30, 2004

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

In the nine months ended September 30, 2004, the Company settled outstanding payables to vendors and contractors in the amount of $430,386 and outstanding accrued payroll in the amount of $51,007. Of the liabilities settled, $72,205 was settled through the issuance of warrants and options to purchase 172,000 shares of common stock (see Note 7).  Gain on forgiveness of debt was recognized in the amount of $362,782.

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

NOTE 7 – STOCKHOLDERS’ EQUITY

On March 29, 2004 the Company issued a total of 60,000 shares of common stock valued at $10,200 ($0.17 per share) to two members of its Board of Directors for past services rendered through March 29, 2004.

During the nine months ended September 30, 2004, the Company granted options to purchase 60,000 shares of common stock to employees. These options, which vested immediately, have exercise prices ranging from $0.15 to $0.26 per share, and are exercisable through May 27, 2007. The Company recognized compensation expense of $200, which was the intrinsic value of the options on the date granted.

During the nine months ended September 30, 2004, the Company granted options to purchase 65,000 shares of common stock to consultants. These options, which vested immediately, have an exercise price ranging from $0.10 to $0.26 per share and are exercisable through February 1, 2009. These options were valued at $18,202 using the Black-Scholes option pricing model with the following assumptions: risk free interest rate ranging from 2.97% to 3.36%, dividend yield of 0.0%, volatility ranging from 152% to 173%, and expected average life ranging between 3 and 5 years. In addition, the Company granted options to purchase 20,000 shares of common stock to a consultant contingent on contract performance. These options, which have not vested, have an exercise price of $0.37 per share and are exercisable for a period of 3 years. These options were valued at $6,000 using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 2.85%, dividend yield of 0.0%, volatility of 149%.

During the nine months ended September 30, 2004, the Company granted options to purchase 172,000 shares of common stock to vendors in settlement of $72,205 of accounts payable. These options, which vested immediately, have exercise prices ranging from $0.25 to $0.35 per share and are exercisable through March 31, 2008. These options were valued at $31,688 using the Black-Scholes option pricing model with the following assumptions: risk free interest rate ranging from 1.95% to 3.02%, dividend yield of 0.0%, volatility ranging from 152% to 153%, and expected life ranging between 3 and 4 years. The Company recognized a gain on extinguishment of debt in the amount of $42,519 relating to such vendors.

During the nine months ended September 30, 2004, options to purchase 179,848 shares of common stock expired. The Company recognized the value of these options in the amount of $29,837 as additional paid in capital.

NOTE 8 – GAIN ON FORGIVENESS OF LIABILITIES AND DEBT

The gain on forgiveness of debt for the nine months ended September 30, 2004 consisted of the following:

RSG Investments (Note 1)	$ 162,718
Note payable to supplier (Note 4)	87,218
Accounts payable and accrued liabilities (Note 5)	362,782

Total gain on forgiveness of debt	$ 612,718

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

Our products interface with the hotel’s property management system through our eRoomSystem communications network.  The hotel’s property management system posts usage of our products directly to the hotel guest’s room account.  The solutions offered by our eRoomSystem and related products have allowed us to install our products and services in several premier hotel chains, including Marriott International, Hilton Hotels and Carlson Hospitality Worldwide, in both the United States and internationally.

One of the byproducts of our technology is the information we have collected since our first product installation.  To date, we have collected several million room-nights of data.  Through our eRoomSystem, we are able to collect information regarding the usage of our products on a real-time basis.  We use this information to help our customers increase their operating efficiencies.  Following the establishment of our core business, we anticipate marketing this information to suppliers of goods sold in our eRoomServ refreshment centers and to other users desiring information on the buying patterns of hotel guests for goods and services.

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

Through our revenue-sharing plan, we install our products at little or no upfront cost to our customers and share in the recurring revenues generated from sales of goods and services related to our products.  We retain the ownership of the eRoomServ refreshment centers and eRoomSafes throughout the term of the revenue-sharing agreements and the right to re-deploy any systems returned to us upon the expiration or earlier termination of the revenue-sharing agreements.  In 2003, we failed to place any products, either on a revenue sharing or sale basis, and do not anticipate installing new equipment in the fourth quarter of 2004. The reason for the foregoing is limited capital and not having secured a new equipment financing line.

We have experienced substantial fluctuations in revenues from period-to-period as a result of limited working capital to fund the development, assembly of our products and to maintain sufficient component inventories.  In addition to limited working capital, fluctuations in revenues have partially resulted from the transition to our revenue-sharing program under which revenues are recognized over the seven-year life of the contract instead of immediately upon installation of the product.  We anticipate that over the next several years our revenues will be a blend of the placement of our products placed pursuant to our revenue-sharing program, along with outright sales and, to a lesser extent, from maintenance agreements.  We project that we will receive approximately 60% of the recurring revenues from the sale of goods and services generated by our eRoomServ refreshment centers, eRoomSafes and eRoomTray solutions placed under the revenue-sharing agreements.  Our customers receive the remainder of the recurring revenues.  AMRESCO is paid from our portion of the revenues pursuant to our financing agreement with AMRESCO, relating solely to those units for which it previously provided financing.

At some future point, we anticipate bundling additional products and services with our current products, such as our in-room energy management system and information management services.  We anticipate that if the installation base of our products increases, the marketability and value of the information we collect and manage will increase. To this end, we may generate additional revenue from the packaging and marketing of our information-based data.

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

Profit margins may increase as a result of greater placement of our products pursuant to our revenue share program as well as further reductions in manufacturing costs and staff.  We may also improve our future profit margins if we are successful in obtaining revenues through the sale of higher-priced, higher-margin, value added products such as our in-room energy management system and our information management services, and, potentially, our information-based data generated from our eRoomServ refreshment centers.

Maintenance fees are expected to constitute a greater percentage of total revenues in the future due to our focus on revenues generated from our revenue-sharing program, which requires maintenance agreements and realization of reduced fixed overhead expenses in connection with the maintenance of our revenue sharing products. However, the foregoing will not occur if we fail to place additional equipment on a revenue sharing basis in future quarters to offset revenue sharing contracts that will expire over the next several fiscal quarters. Our installation, maintenance and license agreements stipulate that we collect a maintenance fee per eRoomServ refreshment center per day, payable on a monthly basis.  Our objective is to generate gross profit margins of approximately 40% from our maintenance-related revenues.  We base this expectation on our projected cost of maintenance of approximately $0.04 to $0.05 per unit per day and, pursuant to our maintenance agreements, our projected receipt of not less than $0.08 per unit per day.

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

Research and development expenses consist of payroll and related costs for hardware and software engineers, quality assurance specialists, management personnel, consultants, and the costs of materials used by these employees and consultants in the development of new or enhanced product offerings.

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

Results of Operations

Comparison of Three Months Ended September 30, 2004 and 2003

Revenues

Revenue Sharing Arrangements — Our revenue from revenue sharing arrangements was $310,327 for the three months ended September 30, 2004, compared to $247,460 for the three months ended September 30, 2003, representing an increase of $62,867, or 25.4%. The increase in revenue from revenue sharing arrangements was due primarily to receipt of $21,000 from a settlement with a revenue sharing hotel client, and overall better performance from our revenue sharing properties during the three months ended September 30, 2004, as compared to the three months ended September 30, 2003.

Maintenance Fee Revenues — Our maintenance fee revenues were $94,242 for the three months ended September 30, 2004, compared to $81,757 for the three months ended September 30, 2003, representing an increase of $12,485, or 15.3%. The increase was due to cost of living adjustment on our maintenance contracts and a settlement with a revenue sharing hotel client.

Product Sales —  Revenues from product sales were $3,025 for the three months ended September 30, 2004, compared to $4,947 for the three months ended September 30, 2003, representing a decrease of $1,922, or 38.9%. The decrease, while significant in percentage terms, is not otherwise material given the extremely limited sales volume.

Cost of Revenue

Cost of Revenue Sharing Revenue — Our cost of revenue sharing revenue was $128,666 for the three months ended September 30, 2003, compared to $178,853 during the three months ended September 30, 2003, representing a decrease of $50,187, or 28.1%.  The gross margin percentage on revenue sharing revenue was 58.5% for the three months ended September 30, 2004 and 27.7% for the three months ended September 30, 2003. The increase in gross margin percentage was specifically due to the impairment of units in 2003.

Cost of Maintenance Fee Revenue — Our cost of maintenance fee revenue was $16,466 for the three months ended September 30, 2004, compared to $33,800 for the three months ended September 30, 2003, representing a decrease of $17,334, or 51.3%.  The gross margin percentage on maintenance fee revenues was 82.5% for the three months ended September 30, 2004 and 58.7% for the three months ended September 30, 2003. The marked decrease in our cost of maintenance fee revenue and the increase in gross margin percentages for the three months ended September 30, 2004, as compared to the same period in 2003, was due to our improved efficiencies in maintaining products placed in the field and the decrease in fixed overhead relating to the field operations department.

Cost of Product Sales Revenue — Our cost of product sales revenue for the three months ended September 30, 2004 was $200 as compared to $853 for the three months ended September 30, 2003, a decrease of $653, or 76.6%. The gross margin percentage on revenue from product sales revenue was 93.4% for the three months ended September 30, 2004 as compared to 82.8% for the three months ended September 30, 2003.  While the percentage change in cost of product sales revenue is material, given the extremely limited product sales in the two periods, the change from period to period is immaterial.

The changes and percent changes with respect to our revenues and our cost of revenue for the three months ended September 30, 2004 and 2003 are summarized as follows:

	For the Three Months Ended September 30,		Change	Percent Change
	2004	2003
REVENUE
Revenue-sharing arrangements	$ 310,327	$ 247,460	$ 62,867	25.4%
Maintenance fees	94,242	81,757	12,485	15.3%
Product sales	3,025	4,947	(1,922)	(38.9)%
Total Revenue	$ 407,594	$ 334,164	$ 73,430	22.0%

COST OF REVENUE
Revenue-sharing arrangements	128,666	178,853	(50,187)	(28.1)%
Maintenance	16,466	33,800	(17,334)	(51.3)%
Product sales	200	853	(653)	(76.6)%
Total Cost of Revenue	$ 145,332	$ 213,506	$ (68,174)	(31.9)%

GROSS MARGIN PERCENTAGE
Revenue-sharing arrangements	58.5%	27.7%
Maintenance	82.5%	58.7%
Product sales	93.4%	82.8%
Total Gross Margin Percentage	64.3%	36.1%

Although the preceding table summarizes the net changes and percent changes with respect to our revenues and our cost of revenue for the three months ended September 30, 2004 and 2003, the trends contained therein are limited and should not be viewed as a definitive indication of our future results.

Expenses and Other Income

Selling, General and Administrative — Selling, general and administrative expenses were $143,863 for the three months ended September 30, 2004, compared to $446,848 for the three months ended September 30, 2003, representing a decrease of $302,985, or 67.8%.  The decrease in our selling, general and administrative expenses from the three months ended September 30, 2004 to the three months ended September 30, 2003 reflects our ongoing efforts to further reduce fixed overhead expenses.

Research and Development Expenses — Research and development expenses were $22,483 for the three months ended September 30, 2004, compared to $1,251 for the three months ended September 30, 2003, representing an increase of $21,232, or 1,697.2%. Research and development expenses represented 5.5% of our total revenue for the three months ended September 30, 2004 and 0.4% of our total revenue for the three months ended September 30, 2003.  The increase in research and development expenses was due to undertaking new research and development projects for the three months ended September 30, 2004.

Interest expense for the three months ended September 30, 2004 was $49,405 as compared to $242,319 for the same period in 2003, a decrease of $192,914, or 79.6%. The significant decrease in interest expense is partially attributable to the material decrease in the interest rate with respect to notes payable in favor of AMRESCO. This interest rate decrease took effect on October 1, 2003. Income from operations was $48,434 for the third fiscal quarter of 2004 as compared to a loss from operations of $566,692 for the same period in 2003.

Net Income (Loss) Attributable to Common Stockholders

We realized net income of $65,687 during the three months ended September 30, 2004 as compared to a net loss of $566,692 during the three months ended September 30, 2003.  The $632,379 increase was due primarily to materially improved gross margins, significantly less interest expense, and a drastic reduction in selling, general and administrative expense.

Comparison of Nine Months Ended September 30, 2004 and 2003

Revenues

Revenue Sharing Arrangements — Our revenue from revenue sharing arrangements was $849,504 for the nine months ended September 30, 2004, compared to $828,664 for the nine months ended September 30, 2003, representing an increase of $20,840, or 2.5%. The increase in revenue from revenue sharing arrangements was not material.

Maintenance Fee Revenues — Our maintenance fee revenues were $272,331 for the nine months ended September 30, 2004, compared to $237,581 for the nine months ended September 30, 2003, representing an increase of $34,760, or 14.6%. The increase was due to cost of living adjustment on our maintenance contracts and a settlement with a revenue sharing hotel client.

Product Sales — Revenues from product sales were $10,723 for the nine months ended September 30, 2004, compared to $16,881 for the nine months ended September 30, 2003, representing a decrease of $6,158, or 36.5%.  The decrease, while significant in percentage terms, is not otherwise material given the extremely limited sales volume.

Cost of Revenue

Cost of Revenue Sharing Revenue — Our cost of revenue sharing revenue was $386,458 for the nine months ended September 30, 2004, as compared to $537,095 for the nine months ended September 30, 2003, representing a decrease of $150,637, or 28.0%. The gross margin percentage on revenue sharing revenue was 54.5% for the nine months ended September 30, 2004 and 35.2% for the nine months ended September 30, 2003.  The increase in gross margin percentage was specifically due to the impairment of units in 2003.

Cost of Maintenance Fee Revenue — Our cost of maintenance fee revenue was $53,291 for the nine months ended September 30, 2004, compared to $120,114 for the nine months ended September 30, 2003, representing a decrease of $66,823, or 55.6%.  The gross margin percentage on maintenance fee revenues was 80.4% for the nine months ended September 30, 2004 and 49.4% for the nine months ended September 30, 2003. The marked decrease in our cost of maintenance fee revenue and the significant increase in gross margin percentages for the nine months ended September 30, 2004, as compared to the nine months ended September 30, 2003, was due to much improved operational efficiencies and a material reduction in fixed overhead relating to our field operations department.

Cost of Product Sales Revenue — Our cost of product sales revenue for the nine months ended September 30, 2004 was $3,140 as compared to $40,663 for the nine months ended September 30, 2003, a decrease of $37,523, or 92.3%.  The gross margin percentage on revenue from product sales revenue was 70.7% for the nine months ended September 30, 2004 as compared to (140.9)% for the nine months ended September 30, 2003. The decrease, while significant in percentage terms, is not otherwise material given the extremely limited sales volume.

The changes and percent changes with respect to our revenues and our cost of revenue for the nine months ended September 30, 2004 and 2003 are summarized as follows:

	For the Nine Months Ended September 30,		Change	Percent Change
	2004	2003
REVENUE
Revenue-sharing arrangements	$ 849,504	$ 828,664	$ 20,840	2.5%
Maintenance fees	272,331	237,571	34,760	14.6%
Product sales	10,723	16,881	(6,158)	(36.5)%
Total Revenue	$ 1,132,558	$ 1,083,116	$ 49,442	4.6%

COST OF REVENUE
Revenue-sharing arrangements	386,458	537,095	(150,637)	(28.0)%
Maintenance	53,291	120,114	(66,823)	(55.6)%
Product sales	3,140	40,663	(37,523)	(92.3)%
Total Cost of Revenue	$ 442,889	$ 697,872	$ (254,983)	(36.5)%

GROSS MARGIN PERCENTAGE
Revenue-sharing arrangements	54.5%	35.2%
Maintenance	80.4%	49.4%
Product sales	70.7%	(140.9)%
Total Gross Margin Percentage	60.9%	35.6%

Although the preceding table summarizes the net changes and percent changes with respect to our revenues and our cost of revenue for the nine months ended September 30, 2004 and 2003, the trends contained therein are limited and should not be viewed as a definitive indication of our future results.

Expenses and Other Income

Selling, General and Administrative — Selling, general and administrative expenses were $592,922 for the nine months ended September 30, 2004, compared to $1,219,362 for the nine months ended September 30, 2003, representing a decrease of $626,440, or 51.4%. The decrease in our selling, general and administrative expenses from the nine months ended September 30, 2004 to the nine months ended September 30, 2003 reflects our continued efforts to further reduce fixed overhead expenses.

Research and Development Expenses — Research and development expenses were $32,983 for the nine months ended September 30, 2004, compared to $21,974 for the nine months ended September

30, 2003, representing an increase of $11,009, or 50.1%.  Research and development expenses represented 2.9% of our total revenue for the nine months ended September 30, 2004 and 2.0% of our total revenue for the nine months ended September 30, 2003. The increase in research and development expenses is due to new research and development projects being undertaken in the three months ended September 30, 2004.

Interest expense for the nine months ended September 30, 2004 was $159,450 as compared to $648,130 for the same period in 2003, a decrease of $488,680, or 75.4%. The decrease in interest expense related primarily to the material reduction in the interest rate relating to the AMRESCO loan fundings. In the nine months ended September 30, 2004, we realized a gain on collection of a previously written off receivable in the amount of $200,000. Income from operations was $109,208 for the nine months ended September 30, 2004, as compared to a loss from operations of $1,494,083 for the same period in 2003. The Company also realized a gain on forgiveness of liabilities and debt of $612,718 for the nine months ended September 30, 2004.

Net Income (Loss) Attributable to Common Stockholders

We realized net income of $721,926 during the nine months ended September 30, 2004 as compared to a net loss of $1,494,083 during the nine months ended September 30, 2003. The $2,216,009 increase in net income was due to significantly better operating margins, a $626,440 decrease in selling, general and administrative expenses, a $488,680 decrease in interest expense, a $200,000 gain on collection of a previously written off receivable, and a $612,718 gain on forgiveness of liabilities and debt.

Liquidity and Capital Resources

At September 30, 2004, our principal sources of liquidity consisted of $536,388 of cash and working capital of $198,623, as compared to $381,985 of cash and a working capital deficit of $603,709 at December 31, 2003. In addition, our stockholders’ equity was $1,138,357 at September 30, 2004, compared to stockholders’ equity of $352,197 at December 31, 2003, an increase of $786,160.

Our accumulated deficit decreased from $32,707,505 at December 31, 2003 to $31,985,579 at September 30, 2004.  The decrease in accumulated deficit resulted directly from net income realized for the nine months ended September 30, 2004. Our accumulated deficit may increase in the future.

Our operations provided net cash of $553,293 during the nine months ended September 30, 2004, as compared to $76,263 of net cash used during the nine months ended September 30, 2003. The $629,556 increase in net cash provided by operating activities primarily resulted from the increase in net income of $2,216,009, offset, in part, by the $612,718 gain on forgiveness of debt and liabilities.

Investing activities for the nine months ended September 30, 2004 used net cash of $20,066, as compared to none during the nine months ended September 30, 2003.

Financing activities used $378,824 during the nine months ended September 30, 2004 as compared to providing net cash of $8,551 during the nine months ended September 30, 2003.  The increase of $387,375 of net cash used in financing activities resulted from a decrease of $289,572 from proceeds of borrowings and an increase of $102,128 in principal payments on long-term debt. The primary source of cash during the nine months ended September 30, 2004 was the revenue sharing revenue generated by the Company’s equipment installed pursuant to revenue sharing contracts.

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

While we have made significant progress in further reducing our fixed overhead expenses, we will require additional capital to achieve our long-term business objectives. There can be no assurance that such financing will be made available, or if it is made available, on acceptable terms. If such future equity financing is procured, the shareholdings of the current stockholders of the Company will be diluted.

Contractual Cash Obligations and Commercial Commitments

The following table presents our contractual cash obligations and commercial commitments as of September 30, 2004.  We have no other significant contractual obligations or commercial commitments either on or off balance sheet as of this date.

CONTRACTUAL CASH OBLIGATIONS	PAYMENTS DUE BY PERIOD
	TOTAL	< 1 YEAR	1-3 YEARS	4-5 YEARS	> 5 YEARS
Long-term Debt	$1,875,195	$367,329	$1,038,612	$469,255	-
Capital Lease Obligations	1,341	1,341	-	-	-
TOTAL	$1,876,536	$368,670	$1,038,612	$469,255	-

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

Our products are primarily marketed in the United States, but we anticipate eventual expansion of our marketing to the international lodging market and to other industries domestically and internationally.  As a result, our financial results could be affected by weak economic conditions in foreign markets.  Because all of our revenues will be denominated in U.S. Dollars, a strengthening of the dollar could make our products less competitive in foreign markets.

As we expand operations internationally, we will continue to evaluate our foreign currency exposures and risks and develop appropriate hedging or other strategies to manage those risks.  We have not revised our current business practices to conform to Europe’s conversion to the Euro.

18

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

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

Item 6.  Exhibits and Reports on Form 8-K.

(a)

Exhibits.

31.

Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32

Certifications of President and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

(b)

Reports on Form 8-K.

None.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

eROOMSYSTEM TECHNOLOGIES, INC.
(Registrant)

Date:	November 15, 2004	By:	/s/ David A. Gestetner
David A. Gestetner
		Its:	Chief Executive Officer and President

20