Form 10KSB
period 2004-12-31
EROOMSYSTEM TECHNOLOGIES INC
filed 2005-03-24
CIK 1110361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

X	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended	December 31, 2004
TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	____________	To	_____________
Commission file number	000-31037
eRoomSystem Technologies, Inc.
(Name of small business issuer in its charter)
Nevada	87-0540713
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1072 Madison Ave., Lakewood, NJ	08701
(Address and telephone number of principal executive offices)	(Zip Code)
Issuer’s telephone number: (732) 730-0116
Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.001 par value
(Title of each class)
____________________________________________________________________
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

State issuer’s revenues for its most recent fiscal year:	$1,591,159

State the aggregate market value of voting stock held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.  $2,093,713 ($0.24 per share as of March 8, 2005)

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Common Stock, $.001 par value	10,465,133 shares as of March 8, 2005
DOCUMENTS INCORPORATED BY REFERENCE
None.

1

–  –

TABLE OF CONTENTS

Page

PART I

1

ITEM 1.

DESCRIPTION OF BUSINESS.

1

ITEM 2.

DESCRIPTION OF PROPERTY.

8

ITEM 3.

LEGAL PROCEEDINGS.

8

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

9

PART II

9

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

9

ITEM 6.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

11

ITEM 7.

FINANCIAL STATEMENTS.

26

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

46

PART III

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)  OF THE EXCHANGE ACT.

46

ITEM 10.

EXECUTIVE COMPENSATION.

48

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

50

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

51

ITEM 13.

EXHIBITS AND REPORTS ON FORM 8-K.

55

 ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

.55

SIGNATURES

56

EXHIBIT INDEX

58

– ii –

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

Currently, we have 11,396 eRoomServ refreshment centers, 7,686 eRoomSafes, 1,089 eRoomTrays and 503 eRoomEnergy Management products installed and active at a total of 32 hotel properties. Of this amount, 6,630 refreshment centers, 4,140 eRoomSafes and 454 eRoomTrays are installed pursuant to revenue sharing or fixed-payment agreements.

In August 2002, we signed a strategic alliance agreement with Hospitality Safe Corporation, or HSC, a leading provider of in-room safes around the world, whereby HSC will manufacture eRoomSystem’s existing safe line on a turnkey private label basis. We may use HSC in the future to fulfill our stand-alone safe requirements.

In 2002, we retained International DisplayWorks, Inc., or IDW, to manufacture our eRoomServ refreshment centers and eRoomTrays. IDW also is available to assist us in sourcing cabinetry for our hotel clients as well as providing its engineering team as an outsource group relating to new hardware designs and configurations.  While we have not utilized IDW to manufacture product on our behalf in more than two years, we may utilize IDW’s manufacturing capabilities in the future.

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

eRoomServ Refreshment Centers

Our eRoomServ refreshment centers consist of the eRoomSystem, a small refrigeration unit, electronic controls, LCD display and vending racks. In conjunction with the outsourcing of our manufacturing to IDW, we have discontinued our horizontal-based multi-vending rack in favor of an upright multi-vending rack. The upright multi-vending rack offers greater flexibility for the snack and beverage products offered by hotels, and is viewed more favorably by our hotel clients.

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

—

A hotel guest selects a beverage or snack from our eRoomServ refreshment center or eRoomTray;

—

The purchase is either immediately confirmed on the liquid crystal display and acknowledged with an audible beep or subject to a countdown of a predetermined (by the hotel) number of seconds prior to purchase confirmation;

—

Upon confirmation, the transaction information, such as product type, price and time of purchase, is simultaneously transferred to the eRoomSystem file server;

—

The eRoomSystem file server communicates on a real-time basis with the hotel’s property management system and periodically with our eRoomSystem master file server located at our headquarters; and

—

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

We may integrate the e4 Smart Digital Thermostat with our eRoomSystem using the bi-directional capabilities of the eRoomSystem to communicate with the eRoomEnergy unit.  Through our eRoomSystem hardware, a hotel property could adjust the room temperature at check-in or check-out and cause the room temperature to automatically return to preset levels when a hotel guest leaves and returns to the hotel room during his or her stay.  By adjusting the heating and air conditioning either up or down, typically by 4 to 8 degrees depending on the time of year, and turning off the television and lights when a room is unoccupied, a hotel property or other facility could realize measurable energy cost savings. Our eRoomEnergy Management products are installed at the Pechanga Resort & Casino, Temecula, California.

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

The information we collect has value in several key areas.   First, we currently offer our customers, as part of our service and maintenance agreement, specific information about their guests’ buying patterns and provide non-confidential information about other hotels in similar geographic regions.  Second, as we continue to increase our installed room base, we believe that the information we collect will have value to the suppliers of goods sold in our refreshment centers, such as soft drink, alcohol and candy/snack companies, among others.  Third, we may develop information services to categorize purchases in response to specific in-room advertising programs by such suppliers.

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

We may develop strategic relationships with companies in the information services industry to maximize our proprietary information.  We will consider utilizing third parties to assist us in the potential roll-out of our information services products.

RESEARCH AND DEVELOPMENT; FUTURE PRODUCTS AND SERVICES

At the core of our products and services is our proprietary software and hardware that make up our eRoomSystem.  Currently, all research and development projects are outsourced through third parties.

The goal of our research and development is to continue to improve our existing products line, develop new products and potentially offer value-added products and services to our hotel clients using the eRoomSystem platform.  At this time, we are exploring various alternatives for each of the foregoing.

SALES AND MARKETING

Currently, we have 11,396 eRoomServ refreshment centers, 7,686 eRoomSafes, 1,089 eRoomTrays and 503 eRoomEnergy Management products installed and active at a total of 32 hotel properties. Our sales and marketing efforts have been extremely limited over the past two years. We are currently considering various alternatives with respect to our sales and marketing direction for 2005 and beyond.

MANUFACTURING

After an extensive search, in June 2002 we entered into a turnkey manufacturing relationship with IDW to manufacture our eRoomServ refreshment centers, eRoomTrays and to source cabinetry for our hotel clients.  IDW’s core business is the manufacture and distribution of various forms of liquid crystal displays, modules and assemblies for customers around the world. IDW has over 400,000 square feet of manufacturing facilities in Shenzen, China. IDW is publicly traded on the Nasdaq National Market as “IDWK”.

In 2002, IDW manufactured 808 refreshment centers and 452 eRoomTrays on our behalf. Our refreshment center product line has been significantly improved as a result of IDW’s 18-member engineering team and its sophisticated manufacturing processes. Most importantly, through outsourcing the manufacture and assembly of our refreshment centers and eRoomTrays, we have realized product savings of more than 25%, while materially reducing our fixed overhead personnel expense.

The manufacture of our eRoomSafe product line has been outsourced through our strategic partner Hospitality Safe Corporation. Our agreement with HSC provides that it will private label four stand-alone electronic safe models for us, however, we have yet to source any eRoomSafes through HSC.

The eRoomEnergy management product line is outsourced through INNCOM International, Inc.

COMPETITION

The market for in-room amenities in the lodging industry is quite competitive, and we expect competition to further intensify in the future. In addition to providers of refreshment centers, we face significant competition from companies that provide in-room video entertainment and information services, such as cable television, pay-per-view movies, video games and Internet services.  We may also face competition from communications companies, such as cable companies, telecommunications companies and direct broadcast satellite companies, who may be able to modify their existing infrastructure to provide in-room entertainment and/or information services.  Further, as technology is subject to rapid change, new technological advancements in components used for in-room services could adversely affect our growth strategy.

eRoomServ Refreshment Centers.  We face intense competition from suppliers of automated minibars and traditional honor bars, such as Bartech Systems International, Minibar Systems and Dometic Corporation, as well as many other smaller players that have recently entered the marketplace. Automated minibars permit sales to be automatically posted to a hotel guest’s room account and provide real-time information and inventory data.  Honor bars are small refrigerators where sales are manually posted to a hotel guest’s room account by housekeeping services.

Bartech offers the e-Fridge™ network system that is similar to our system in that it has a processor by which the hotel property can record transaction information through its in-room refrigerator.  The e-Fridge™ has the ability to record all transactions, charge the folios of hotel guests and generate automatic refill reports.  Bartech has more than 100 different product configurations and aesthetic options which provides hotels with a very high level of flexibility in product alternatives. Alternatively, Dometic and Minibar Systems offer the Auto Classic automated minibar (a joint venture between Minibar Systems and Dometic) that provides transaction information to the hotel’s property management system and inventory data to the hotel and may be locked remotely. While not as visually appealing and diversified as Bartech’s product offering, Minibar Systems has been the largest provider of automated and non-automated in-room bars in the United States over the past 10 years.

We compete with each of these companies for the placement of units in hotel rooms on the basis of price, service, technology and financing options. Nearly all of our competitors have longer operating histories, larger customer bases, greater brand recognition and greater financial, research and development, manufacturing, marketing and technical resources.

eRoomSafes.  The in-room safe industry is very competitive with competitors throughout the world.  Each of our competitors in the refreshment center space offer in-room safes.  We believe our strategic partner, Hospitality Safe Corporation, sold more electronic safes in the United States in 2004 than any other safe company. In addition, ElSafe, Inc. has approximately 425,000 safes installed worldwide with installations in over 45 countries.  CISA Worldwide is another competitor, with offices in the United States, Asia, the Middle East, Africa and Latin America.  The principal products of each of these entities are electronic safes that allow the hotel guest to enter a combination to lock and unlock the safe in lieu of a key.

INTELLECTUAL PROPERTY

We rely on a combination of trademark and copyright law, trade secret protection and confidentiality and/or license agreements with our employees, customers and business partners to protect our proprietary rights in our products, services, know-how and information.  We currently hold three patents, Patent Nos. 4,857,714, 4,883,948 and 4,939,352, filed under the name “Credit Card Storage System,” all of which protect the use of our credit card technology.  These three patents expire on August 14, 2006, November 27, 2006 and July 2, 2007, respectively.  These patents have not been highly utilized by us.

On August 19, 2002, we were issued Patent No. 6,456,067 titled “Inductive Can Sensing for Vending Machine”. We have registered RoomSystems, RoomSafe, eRoomEnergy, eRoomData, eRoomSystem, and eRoomServ with the United States Patent and Trademark Office. In addition, we have pending applications for the following trademarks and service marks: eRoomSafe; eRoomManagement; and eRoomSystem Technologies. We have also registered our logo and have one pending patent application titled “Personalized Smart Room”, Application No. 10/126,468.

Our proprietary software consists of three modules and provides the operating system for our eRoomSystem.  The first module is an operating system that permits messages to be scrolled on the flat panel display of our eRoomSystem and allows hotel guests to interface with our products.  The second module is a Windows® based program that provides a communication link between our eRoomSystem, our products, our eRoomSystem hotel file server and the hotel’s property management system.  The third module is a Windows® based program that collects data from our eRoomSystem hotel file server and produces a wide-variety of management and operational reports.  Two years ago, we introduced our eRoomSystem version 4 software and thereafter our newest version 4.1 software. Currently, 30 of our 32 hotel clients are utilizing our version 4.1 software that provides users with a friendly, easy-to-learn graphical environment and expand the report generating abilities for the property.

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

We have two wholly owned subsidiaries, eRoomSystem Services, Inc. (formerly RoomSystems) and eRoomSystem SPE, Inc. RSi BRE, Inc., or RSi BRE, was formerly our third wholly owned subsidiary, but was merged with and into eRoomSystem Technologies, Inc. in 2004.

eRoomSystem Services is our service and maintenance subsidiary that installs all of our products, provides electronic software upgrades to our customers, provides customer service and maintenance for our products and trains hotel personnel on the use and maintenance of our products.  All of the outstanding shares of eRoomSystem Services common stock have been pledged to AMRESCO Leasing Corporation, or AMRESCO.

RSi BRE was formed as part of the Equipment Transfer Agreement we entered into in September 1998 with RSG Investments, LLC, or RSG, a privately held company. Previously, RSi BRE held title to 1,717 eRoomServ refreshment centers and 1,304 eRoomSafes.  On February 29, 2004, we entered into a Settlement Agreement and Mutual Release Agreement with RSG whereby we paid the sum of $152,823 as a full and final cancellation of the Equipment Transfer Agreement and subsequent Settlement Agreement dated September 1999. As a result, the Company immediately commenced recognizing all revenue generated from the four revenue sharing lease agreements relating to the 1,717 eRoomServ refreshment centers and 1,304 eRoomSafes. RSi BRE has been merged with and into eRoomSystem Technologies, Inc.

eRoomSystem SPE was formed as part of our long-term financing arrangement with AMRESCO Leasing Corporation, which was terminated in August 2002.  eRoomSystem SPE owns all of the equipment previously funded by AMRESCO under our revenue-sharing program, consisting of nine properties comprising 2,775 eRoomServ refreshment centers and 2,622 eRoomSafes. AMRESCO has taken a senior security interest in all of the assets of eRoomSystem SPE.  We control eRoomSystem SPE and its financial results are consolidated with those of eRoomSystem Technologies and eRoomSystem Services.

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

EMPLOYEES

We currently employ six full-time employees and have one consultant. None of our employees are subject to a collective bargaining agreement.

ITEM 2.

DESCRIPTION OF PROPERTY.

We currently lease office and warehouse space in Salt Lake City, Utah pursuant to a 38-month lease that expires in December 2006. The monthly rent on our Salt Lake City facility is $1,456 in 2005 and $1,612 in 2006. In addition, we lease approximately 500 square feet of office space at 1072 Madison Ave., Lakewood, NJ 08701. This lease is month-to-month and the monthly lease rate is $742.

ITEM 3.

LEGAL PROCEEDINGS.

We are, from time to time, parties to various legal proceedings arising out of our business. Apart from the following discussion, we believe that there are no proceedings pending or threatened against us which, if determined adversely, would have a material adverse effect on our business, financial condition, and results of operations or liquidity.

On March 29, 2001, we entered into an Independent Contractor Agreement with Tybera Development Group, or Tybera, for software services. Following the conclusion of the initial term of the agreement, we entered into an extension. In 2002, we began to experience a shortfall in cash flows and regrettably were forced to terminate our arrangement with Tybera. Under the terms of the contract with Tybera, at the time of termination, we owed Tybera the sum of $25,500.  In June 2003, Tybera filed a complaint in the Fourth District Court, State of Utah, County of Utah, against us for breach of contract. On August 27, 2003, a judgment was entered against us in the amount of $36,050. On February 15, 2005, a satisfaction of judgment was entered in the above court following our payment in the amount of $34,000 to Tybera in full satisfaction of all claims against us.

There is no pending or threatened litigation against the Company. Further, all outstanding accounts payable are current as of the date of filing of this Annual Report on Form 10-KSB.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

PART II

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our authorized capital stock consists of 50,000,000 shares of common stock, $0.001 par value; 5,000,000 shares of preferred stock, $0.001 par value; 500,000 shares of Series A convertible preferred stock, $0.001 par value; 2,500,000 shares of Series B convertible preferred stock, $0.001 par value; 2,000,000 shares of Series C convertible preferred stock, $0.001 par value; and 2,777,778 shares of Series D convertible preferred stock, $0.001 par value.  Our current authorized capital was effected through an amendment and restatement of our articles of incorporation on March 29, 2000, and the filing of a Certificate of Rights, Preferences and Privileges relating to the Series D convertible preferred stock in November 2002.  As of March 8, 2005, there were 10,465,133 shares of common stock outstanding and no shares of any class of preferred stock outstanding.

HIGH AND LOW CLOSING SALE PRICES OF OUR COMMON STOCK

Prior to August 3, 2000, there was no public market for our common stock.  In conjunction with our initial public offering, our common stock was accepted for listing on the Nasdaq SmallCap Market under the trading symbol “ERMS”. In April 2003, our common stock was delisted from the Nasdaq SmallCap market. Our common stock is currently quoted on the Over The Counter Bulletin Board under the same symbol. As of March 8, 2005, approximately 390 stockholders of record held our outstanding shares of common stock.

The following table sets forth the high and low bid information of our common stock, as reported by the Nasdaq SmallCap Market (and the Over The Counter Bulletin Board for the period April 2003 onward) during the periods indicated:

CALENDAR QUARTER ENDED	LOW	HIGH
March 31, 2002	$0.27	$2.45
June 30, 2002	$0.86	$1.94
September 30, 2002	$0.15	$0.90
December 31, 2002	$0.15	$0.64
March 31, 2003	$0.11	$0.20
June 30, 2003	$0.13	$0.34
September 30, 2003	$0.11	$0.21
December 31, 2003	$0.14	$0.33
March 31, 2004	$0.15	$0.22
June 30, 2004	$0.16	$0.37
September 30, 2004	$0.31	$0.41
December 31, 2004	$0.25	$0.37
March 31, 2005 (as of March 8, 2005)	$0.23	$0.31

The last reported sale price of our common stock on the Over The Counter Bulletin Board on March 8, 2005 was $0.24 per share.  We are not aware of any public market for our options or warrants.

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

In February 2003, Alan C. Ashton, Herbert A. Hardt, S. Leslie Flegel, John J. Prehn and James C. Savas converted their outstanding fees, relating to board, compensation and audit committee participation, into a total of 86,002 shares of common stock. The conversions were made at $0.18 to $0.23 per share and each was out-of-the-money.

On October 1, 2003, we issued secured convertible promissory notes in the original principal amount of $250,000, collectively, to Gestetner Group, LLC, a New Jersey limited liability company, and several third parties, the Noteholders.  David A. Gestetner, our Chief Executive Officer and President is the Managing Member of the Gestetner Group, LLC. The terms of the Notes include (i) for interest to accrue at the rate of 8% per annum, (ii) a maturity date of the earlier of (a) October 1, 2008, (b) the date of approval of the Board of Directors regarding the merger of the Company with or into any third party or the sale of all or substantially all of our assets, or (c) the date of the closing of any financing (other than commercial credit facilities), the gross proceeds of which are at least $1,000,000 and (iii) the right of the Noteholders, at any time, to convert all outstanding principal and accrued and unpaid interest into shares of our common stock at the rate of $0.05 per share; provided, however, that we shall have the right to not permit the conversion if such conversion would result in the Noteholders holding, in the aggregate and on a fully-diluted basis, more than 49% of our outstanding common stock.   In addition, the Noteholders have been issued, collectively, warrants to purchase 5,000,000 shares of our common stock, exercisable at $0.05 per share at any time through October 1, 2008. We used the proceeds provided by the Noteholders for our business operations.

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

One of the byproducts of our technology is the information we have collected since our first product installation.  To date, we have collected several million room-nights of data.  Through our eRoomSystem, we are able to collect information regarding the usage of our products on a real-time basis.  We use this information to help our customers increase their operating efficiencies.  Eventually, we may market this information to suppliers of goods sold in our eRoomServ refreshment centers and to other users desiring information on the buying patterns of hotel guests for goods and services.

DESCRIPTION OF REVENUES

Historically, we have received most of our revenues from the sale or placement under a revenue-sharing program of our products in hotels.  We expect that these revenues will account for a substantial majority of our revenues for the foreseeable future.  We also generate revenues from maintenance and support services.  Our dependence on the lodging industry, including its guests, makes us extremely vulnerable to downturns in the lodging industry caused by the general economic environment.  Such a downturn could result in some hotels further delaying or declining to purchase or place our products or failing to renew our maintenance agreements, or it could result in fewer purchases by hotel guests of goods and services from our products installed in hotels.  Time spent by individuals on travel and leisure is often  discretionary for consumers and may be particularly affected by adverse trends in the general economy.  The success of our operations depends, in part, upon discretionary consumer spending and economic conditions affecting disposable consumer income such as employment, wages and salaries, business conditions, interest rates, availability of credit and taxation.

Our revenue-sharing program provides us with a seven-year revenue stream under each revenue-sharing agreement. Because many of our customers in the lodging industry traditionally have limited capacity to finance the purchase of our products, we designed our revenue-sharing program accordingly. Through our revenue-sharing plan, we install our products at little or no upfront cost to our customers and share in the recurring revenues generated from sales of goods and services related to our products.  We retain the ownership of the eRoomServ refreshment centers and eRoomSafes throughout the term of the revenue-sharing agreements and the right to re-deploy any systems returned to us upon the expiration or earlier termination of the revenue-sharing agreements.  In 2003 and 2004, we failed to place any products, either on a revenue sharing or sale basis, and we cannot assure you that we will be successful in this effort in 2005. The reason for the foregoing was partially due to lack of cash, not having a replacement to the AMRESCO financing line as well as our limited products line as compared to our competitors.

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

We installed zero products in the years ended December 31, 2004 and 2003

	2004			2003
Product	Sale	Revenue Share	Total	Sale	Revenue Share	Total
eRoomServ refreshment centers	None	None	None	None	None	None
eRoomSafes	None	None	None	None	None	None
eRoomTrays	None	None	None	None	None	None
eRoomEnergy	None	None	None	None	None	None

At some future point, we may bundle additional products and services with our current products, such as our in-room energy management system and information management services.  We anticipate that if the installation base of our products increases, the marketability and value of the information we collect and manage will increase. To this end, we may generate revenue from the packaging and marketing of our information-based data as our installation base expands.

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

Maintenance fees are expected to constitute a greater percentage of total revenues in the future due to our focus on revenues generated from our revenue-sharing program, which requires maintenance agreements and realization of reduced fixed overhead expenses in connection with the maintenance of our revenue sharing products. However, the foregoing will not occur if we fail to place additional equipment on a revenue sharing basis in 2005 to offset revenue sharing contracts that will expire in the next year, for which no assurance can be given. Our installation, maintenance and license agreements stipulate that we collect a maintenance fee per eRoomServ refreshment center per day, payable on a monthly basis.  Our objective is to generate gross profit margins of approximately 40% from our maintenance-related revenues.  We base this expectation on our projected cost of maintenance of approximately $0.04 per unit per day and, pursuant to our maintenance agreements, our projected receipt of not less than $0.08 per unit per day.

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

RESULTS OF OPERATIONS

The following table sets forth selected statement of operations data as a percentage of total revenues for the years indicated:

	Year ended December 31,
	2004	2003
Statement of Operations Data:
Revenue:
Revenue share arrangements	69.4%	74.5%
Maintenance fees	22.8	24.1
Product sales	7.8	1.4
Total revenue	100.0	100.0
Cost of revenue:
Revenue share arrangements	32.4%	47.8%
Write-off of obsolete inventory.	0.0	16.7
Loss on Impairment of Refreshment Centers	0.0	33.2
Maintenance	4.6	9.4
Product sales	0.2	0.4
Total cost of revenue	37.2	107.5
Gross margin (loss)	62.8	(7.5%)

Operating expenses:
Selling, general and administrative expense	49.3%	98.4%
Research and development expense	2.4	1.5
Interest expense	13.2	39.4
Gain in collection of previously written off receivables	(19.6)	0.0
Interest and other income	(0.5)	(0.8)
Total operating expenses	44.8	(138.6)
Income (loss) from operations	18.1%	(146.1%)
Other income (expense):
Gain on forgiveness of liabilities and debt	38.5	31.2
Net income (loss)	56.6%	(114.9%)

YEARS ENDED DECEMBER 31, 2003 AND 2004

REVENUES

Revenue Sharing Arrangements — Our revenue from revenue-sharing arrangements was $1,103,945 in 2004 as compared to $1,116,200 for 2003, representing a decrease of $12,255, or 1.1%.  The decrease in revenue from revenue-sharing arrangements was not material. During the years ended December 31, 2004 and 2003, we placed zero additional products on a revenue sharing basis.

Maintenance Fee Revenue — Our maintenance fee revenue was $363,501 for 2004 and $361,037 for 2003, representing an increase of $2,464, or 0.7%.  The increase in maintenance fee revenue was not material.

Product Sales —  Our revenue from product sales was $123,713 in 2004 as compared to $21,622 in 2003, representing an increase of $102,091, or 472.2%.  The increase in revenue from product sales was primarily due to the sale, in 2004, of $112,500 of refreshment centers to the H. Park Central Hotel in New York City, New York, as compared to no material equipment sales in 2003.

Cost of Revenue

Cost of Revenue-Sharing Revenue — Our cost of revenue-sharing revenue was $515,124 for 2004 and $715,947 for 2003, representing a decrease of $200,823, or 28.0%.  The decrease in the cost of revenue-sharing revenue was due to the impairment of units in 2003.  The gross margin percentage on revenue-sharing revenue was 53.3% in 2004 as compared to 35.9% in 2003.

Cost of Maintenance Revenue — Our cost of maintenance revenue was $72,915 for 2004 as compared to $141,013 for 2003, representing a material decrease of $68,098, or 48.3%.  The decrease in the cost of maintenance revenue was primarily due to fewer repair and other issues in 2004 as compared to 2003 with respect to equipment placed in hotels. The gross margin percentage on maintenance revenues was 79.9% in 2004 as compared to 60.9% in 2003.

Cost of Product Sales Revenue — Our cost of product sales revenue was $3,142 for 2004 as compared to $5,787 for 2003, representing a decrease of $2,645, or 45.7%.  The decrease, while significant from a percentage standpoint, was not material. The gross margin percentage on revenue from product sales revenue was 97.5% in 2004 as compared to 73.2% in 2003. The high gross margin percentage in 2004 relates to the sale of 260 refreshment centers to the H. Park Central Hotel that were previously written-off and, accordingly, no cost of product sales was attributed to such sale.

Write-off of Obsolete Inventory — During 2004 and 2003, provisions were made for obsolete inventory of zero and $250,404, respectively, thereby reducing the carrying value of inventory to zero as of December 31, 2003.

Loss on Impairment of Refreshment Centers — During 2003, the Company assessed the carrying value of certain refreshment centers in service and recorded a loss due to impairment of $497,399.  Management determined that the estimated future cash flows of several of the properties that made up this group of refreshment centers no longer supported the carrying value of the assets, which was $669,354 prior to recording the impairment loss. No further losses on impairment of refreshment centers were recorded in 2004.

The changes and percent changes with respect to our revenues and our cost of revenue for the years ended December 31, 2004 and 2003 are as follows:

	For the Years Ended
	December 31,			Percent
	2004	2003	Change	Change
REVENUE
Revenue-sharing arrangements	$ 1,103,945	$ 1,116,200	$ (12,255)	1.1%
Maintenance fees	363,501	361,037	2,464	0.7%
Product sales	123,713	21,622	102,091	472.2%
Total Revenue .	1,591,159	1,498,859	92,300	6.2%

COST OF REVENUE
Revenue-sharing arrangements.	515,124	715,947	(200,823)	28.0%
Write-off of obsolete inventory	-	250,404	(250,404)	100.0%
Loss on impairment of refreshment
centers .	-	497,399	(497,399)	100.0%
Maintenance.	72,915	141,013	(68,098)	48.3%
Product sales.	3,142	5,787	(2,645)	45.7%
Total Cost of Revenue.	591,181	1,610,550	(1,019,369)	63.3%

GROSS MARGIN PERCENTAGE
Revenue-sharing arrangements.	53.3%	35.9%
Maintenance fees.	79.9%	60.9%
Product sales.	97.5%	73.2%
Total Gross Margin Percentage.	62.8%	(7.5%)

Although the preceding table summarizes the net changes and percent changes with respect to our revenues and our cost of revenue for the years ended December 31, 2004 and 2003, the trends contained therein are limited to a two-year comparison and should not be viewed as a definitive indication of our future results.

Operating Expenses

Selling, General and Administrative — Selling, general and administrative expenses were $784,110 for 2004 and $1,475,116 for 2003, representing a decrease of $691,006, or 46.8%.  Selling, general and administrative expenses represented 49.3% of our total revenues in 2004 and 98.4% of our total revenues in 2003.  The decrease in selling, general and administrative expenses related to our continued reduction in fixed overhead expenses.

Research and Development Expenses — Research and development expenses were $38,527 for 2004 and $23,017 for 2003, representing an increase of $15,510, or 67.4%.  The increase in research and development expenses was due to an increase in our development initiatives in 2004. Research and development expenses represented 2.4% of our total revenue in 2004 and 1.5% of our total revenue in 2003.

Interest expense was $209,961 for 2004 as compared to $591,171 for 2003, a decrease of $381,210, or 64.5%. The decrease in interest expense related primarily to the material reduction in the interest rate relating to the AMRESCO loan fundings. In 2004 we realized a gain on collection of previously written off receivables in the amount of $312,500. Income from operations for 2004 was $287,308, as compared to a loss from operations of $2,189,569 in 2003. The Company also realized a gain on forgiveness of liabilities and debt of $612,718 in 2004 as compared to $467,734 in 2003.

Net Income (Loss) Attributable to Common Stockholders

We realized net income attributable to common stockholders of $900,072 in 2004 and a net loss of $1,721,835 in 2003. The $2,621,907 decrease in the net loss was due to a significant reduction in selling, general and administrative expense and interest expense, as well as material gains on forgiveness of liabilities and debt as well as previously written off receivables.

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

On October 1, 2003, as a condition to receiving $250,000 in debt financing from the Gestetner Group, LLC and several third parties, AMRESCO and the Company entered into an agreement for the purpose of modifying the notes payable to AMRESCO. The terms of such agreement provide that all loan fundings, and all corresponding notes payable, made by AMRESCO to the Company shall bear interest at the rate of 8% per annum during the period October 1, 2003 to September 30, 2005. From October 1, 2005 until all debt obligations in favor of AMRESCO are paid in full, all promissory notes in favor of AMRESCO shall bear interest at the rate of 10% per annum. The Company has, and will continue to, realize a sizable cost savings based upon the interest reduction from the former rate of 17.19% per annum.

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

On October 1, 2003, we issued secured convertible promissory notes in the original principal amount of $250,000, collectively, to Gestetner Group, LLC, a New Jersey limited liability company, and several third parties, the Noteholders.  David A. Gestetner, our Chief Executive Officer and President is the Managing Member of the Gestetner Group, LLC. The terms of the Notes include (i) for interest to accrue at the rate of 8% per annum, (ii) a maturity date of the earlier of (a) October 1, 2008, (b) the date of approval of the Board of Directors regarding the merger of the Company with or into any third party or the sale of all or substantially all of our assets, or (c) the date of the closing of any financing (other than commercial credit facilities), the gross proceeds of which are at least $1,000,000 and (iii) the right of the Noteholders, at any time, to convert all outstanding principal and accrued and unpaid interest into shares of our common stock at the rate of $0.05 per share; provided, however, that we shall have the right to not permit the conversion if such conversion would result in the Noteholders holding, in the aggregate and on a fully-diluted basis, more than 49% of our outstanding common stock.  In addition, the Noteholders have been issued, collectively, warrants to purchase 5,000,000 shares of our common stock, exercisable at $0.05 per share at any time through October 1, 2008. We have used the proceeds provided by the Noteholders for our business operations.

At December 31, 2004, we had $646,386 of cash, $225,000 in an escrow account relating to a settlement, which monies has since been released to us, and working capital of $445,482 as compared to $381,985 of cash and a working capital deficit of $603,709 at December 31, 2003. In addition, our stockholders’ equity was $1,312,657 at December 31, 2004 as compared to $352,197 at December 31, 2003, an increase of $960,460.  The increase in cash, working capital and stockholders’ equity reflects the continued decrease in cash used in our operations and reduction in fixed overhead expenses along with the elimination, on generally favorable terms, of accounts payable and other previously existing current liabilities.

Our accumulated deficit decreased to $31,807,433 at December 31, 2004 as compared to $32,707,505 at December 31, 2003.  The decrease in accumulated is a direct result of our net income of $900,072 for the year ended December 31, 2004.

Net cash provided by operating activities was $730,322 during the year ended December 31, 2004 as compared to $186,718 of net cash provided by operating activities during the year ended December 31, 2003.  The $543,604 change in net cash from operating activities resulted primarily from the significant improvement in net income, offset by decreases in depreciation, loss due to impairment of refreshment centers in service, accretion of debt discount, and accrued liabilities.

Investing activities for the year ended December 31, 2004 used $19,716 as compared to providing $1,144 of net cash during the year ended December 31, 2003.  The increase in net cash used in investing activities resulted primarily from a change in long-term deposits and restricted funds.

Financing activities used $446,205 during the year ended December 31, 2004 as compared to providing $49,764 during the year ended December 31, 2003.  The increase in cash used in financing activities resulted from a significant decrease in borrowings and increased principal payments on long-term debt.

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

On January 26, 2001, we terminated the employment of seventeen employees in an effort to maximize operational efficiencies and reduce monthly expenses.  In addition, we expanded the responsibilities of other positions to account for the terminations.  We took a one-time restructuring charge of $418,606 in the fourth quarter of 2000, but estimated that the restructuring would result in an approximate $1.1 million reduction in annual overhead over the twelve months following the restructuring.  Subsequently, on October 11, 2001, we announced a reduction-in-force and other cost-cutting measures driven by the uncertainties in the weakening United States economy and the lodging industry.  We terminated the employment of eight employees and modified the compensation of our sales representatives.  We estimated that the measures would result in a monthly reduction in overhead of approximately $51,000.  In the twelve months ended December 31, 2002, we further reduced our staff by 11 employees to reduce costs. In 2003, we reduced our staff count by an additional six persons. By doing so, we have significantly reduced our selling, general and administrative expenses and are now operating profitably.

QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

All of our products are manufactured in China through outsource manufacturing relationships. We do, however, pay our manufacturing partners in U.S. dollars.

Our financial results could be affected by weak economic conditions in foreign markets if we decide to focus on the international market.  Because all of our revenues are denominated in U.S. Dollars, a strengthening of the dollar could make our products less competitive in foreign markets.

If we decide to expand operations internationally, we will continue to evaluate our foreign currency exposures and risks and develop appropriate hedging or other strategies to manage those risks.  We have not revised our current business practices to conform to Europe’s conversion to the Euro.

RISK FACTORS

We are subject to a high degree of risk as we are considered to be in unsound financial condition. The following risks, if any one or more occurs, could materially harm our business, financial condition or future results of operations.  If that occurs, the trading price of our common stock could decline.

RISKS RELATED TO eROOMSYSTEM TECHNOLOGIES

Although we realized net income in 2004, we have a history of significant operating losses and may experience operating losses in the future, and maintaining profitability is not assured

We have a history of significant operating losses and may realize operating losses in the future.  For the year ended December 31, 2004, we realized net income of $900,072, as compared to a net loss of $1,721,835 for the year ended December 31, 2003. For the years ended December 31, 2004 and 2003, our operations have provided $730,322 and $186,718 of cash, respectively. As of December 31, 2004 and 2003, we had accumulated deficits of $31,807,433 and $32,707,505, respectively.

If our revenues decline or fail to increase at a measurable rate, or if our future spending exceeds our expectations or cannot be adjusted to reflect slower revenue growth, our business will be severely harmed.  We cannot assure you that revenues will grow in the future or that we will continue to generate sufficient revenues to sustain profitability on an ongoing basis.

With the termination of our long-term financing arrangement with AMRESCO Leasing Corporation, it remains critical that we obtain a new financing line and at least $1,000,000 in additional equity or debt financing or our business operations could be affected

Our business model relies heavily upon the placement of our products pursuant to our revenue-sharing program, and in the current economic climate hoteliers have been increasingly reticent to make significant capital expenditures for in-room amenities given declining occupancy rates, RevPar and travel in general. Our September 2002 announcement of the receipt of written notice from AMRESCO Leasing Corporation of its intention to cease funding any future loans pursuant to the Amended and Restated Master Business Lease Financing Agreement has severely hampered our ability to place products on any basis other than an outright sale. Moreover, we have not had success in procuring a replacement line of credit for our revenue sharing program. A key element to securing a new financing line is obtaining sufficient equity financing. We have been unsuccessful in this endeavor as well since June 2002. In the event we are unsuccessful in obtaining a new financing line and a minimum of $1,000,000 of equity or debt financing, our business and results of operations could be affected.

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

Our failure to maintain our current relationships with hotel chains, to develop new relationships with other hotel chains and to enter into definitive agreements with the franchisees of these hotel chains may result in an inability to increase revenues and maintain profitability

Although we are a vendor of interactive computerized refreshment centers to more than thirty hotels, these arrangements may not generate any additional sales or placements of our products.  Due to the franchisor-franchisee relationship between many hotel chains and their hotel properties, even if we establish a preferred-vendor relationship with a hotel chain, we must also enter into definitive agreements with the franchisees of the hotel chain for the sale or placement of our products into the actual hotel properties.  Further, our relationships with the hotel chains are arrangements that are subject to change.  The failure to secure one or more preferred vendor relationships with hotel chains and enter into definitive agreements with franchisees of these hotel chains will harm our ability to install additional products and services and may result in an inability to increase revenues and maintain profitability.

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

We have experienced loss of market share due to the intense competition from companies with longer operating histories, greater resources and more established brand names that market in-room amenities to the lodging industry

The market for in-room amenities in the lodging industry is very competitive, and we expect competition to intensify in the future.  Our competitors vary in size and in the scope and breadth of the products and services they offer.  Our competitors include Bartech Systems International, Dometic Corporation and MiniBar Systems, among others.  Each of our competitors have longer operating histories, larger customer bases, greater brand recognition, and substantially greater capital, research and development, manufacturing, marketing, service, support, technical and other resources than we currently do.  As a result, our competitors are generally able to devote greater resources to marketing campaigns, adopt more aggressive pricing policies and devote substantially more resources to customer and business development than we can.

We also are experiencing additional competition from new entrants into the room management and related aspects of our business.  In addition, we may, from time to time, make pricing, service or marketing decisions, or acquisitions as a strategic response to changes in the competitive environment.  Our response to this increased competition may result in reduced operating margins and further loss of market share.

RISKS RELATED TO OUR COMMON STOCK

Due to our need for additional financing, we will require the sale of our securities, in the form of debt or equity, to provide our operations with the necessary working capital, which invariably will have the effect of diluting the relative ownership of our existing stockholders

We need an infusion of capital to fully fund our future operations, whether in the form of common stock, preferred stock or convertible debt.  The issuance of additional equity or convertible debt securities will have the effect of reducing the percentage ownership of our current stockholders.  In addition, such equity or convertible debt securities may have additional rights, preferences or privileges to those of our common stock, such as registration rights.  Given the necessity of raising additional funds to fully support our future operations, we cannot assure our stockholders that the additional funds will be available on terms favorable to us, if at all. Since June 2002, we have been unsuccessful in our attempts to raise significant capital despite intense efforts and utilization of a variety of sources. If adequate funds are not available or are not available on acceptable terms, we eventually may not be able to fund operations or otherwise continue as a going-concern.

Our executive officers and members of our board of directors beneficially own approximately 16.6% of the outstanding shares of our common stock and could limit the ability of our other stockholders to influence the outcome of director elections and other transactions submitted to a vote of stockholders

Our executive officers and members of our board of directors beneficially own 1,741,330 shares of common stock, or approximately 16.6% of the outstanding shares of our common stock.  These stockholders may have the power to influence all matters requiring approval by our stockholders, including the election of directors and approval of mergers and other significant corporate transactions.

Our stock price may fall as a result of the approximately 10,403,933 shares of common stock, or approximately 99.4% of our outstanding common stock, that is currently eligible for resale

Sales of a substantial number of shares of common stock in the public market could cause the market price for our common stock to decline.  Of the 10,465,133 shares of common stock outstanding as of March 8, 2005, 321,875 shares have been registered pursuant to a selling stockholder registration statement and 1,800,000 shares were sold in our initial public offering, which closed on August 9, 2000.  All of these shares, representing approximately 20.3% of our outstanding shares of common stock, are immediately available for resale.

In addition to the foregoing shares, up to 8,282,058 shares of common stock, or approximately 79.1% of our outstanding shares of common stock, are available for resale in accordance with Rule 144(k) under the Securities Act.  These shares, along with the shares of common stock sold in our initial public offering and the shares registered in the selling stockholder offering, represent approximately 10,403,933 shares, or 99.4% of our outstanding shares of common stock. As to our remaining shares of common stock, 61,200 are currently ineligible for resale.

As of December 31, 2004, we had options and warrants outstanding to purchase 8,720,846 shares of common stock at a weighted average exercise price of $0.30 per share, all of which are immediately exercisable.  Additionally, as of December 31, 2004, we had convertible debt that, if converted, would require the issuance of 7,316,667 shares of common stock.

The sale of a substantial number of shares of our common stock within a short period of time could cause our stock price to fall.  In addition, the sale of these shares could impair our abilities to raise capital through the sale of additional common stock.

ITEM 7.

FINANCIAL STATEMENTS.

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES

HANSEN, BARNETT & MAXWELL

A Professional Corporation

CERTIFIED PUBLIC ACCOUNTANTS

5 Triad Center, Suite 750

Salt Lake City, UT 84180-1128

Phone: (801) 532-2200

Fax: (801) 532-7944

www.hbmcpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Stockholders

eRoomSystem Technologies, Inc.

We have audited the accompanying consolidated balance sheets of eRoomSystem Technologies, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Pubic Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of eRoomSystem Technologies, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, until the year ended December 31, 2004, the Company suffered losses from operations and had a working capital deficiency. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

HANSEN, BARNETT & MAXWELL

Salt Lake City, Utah

March 2, 2005

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2004	2003
ASSETS
CURRENT ASSETS
Cash	$ 646,386	$ 381,985
Cash held in escrow	225,000	-
Accounts receivable, net of allowance for doubtful accounts of $29,045 and
$246,465 at December 31, 2004 and 2003, respectively	164,586	226,385
Prepaid expenses	16,317	16,188
Total Current Assets	1,052,289	624,558
REFRESHMENT CENTERS IN SERVICE, net of accumulated depreciation of
$1,777,378 and $1,262,714 at December 31, 2004 and 2003, respectively	1,870,143	2,384,808
PROPERTY AND EQUIPMENT
Production equipment	22,210	22,210
Computer equipment	76,031	74,965
Vehicles and other	44,153	44,153
	142,394	141,328
Less accumulated depreciation and amortization	(129,481)	(119,388)
Net Property and Equipment	12,913	21,940
DEPOSITS	95,300	76,650
Total Assets	$ 3,030,645	$ 3,107,956

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Notes payable and current portion of long-term debt	$ 228,337	$ 426,683
Accounts payable	109,089	540,395
Accrued liabilities	137,492	134,278
Accrued interest	81,615	59,457
Customer deposits	11,758	11,758
Deferred maintenance revenue	38,516	55,696
Total Current Liabilities	606,807	1,228,267
LONG-TERM DEBT, net of current portion	1,111,181	1,527,492
Total Liabilities	1,717,988	2,755,759
COMMITMENTS AND CONTINGENCIES	-	-
STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none outstanding	-	-
Common stock, $0.001 par value; 50,000,000 shares authorized; 10,465,133 shares and 10,383,933 shares outstanding at December 31, 2004 and December 31, 2003, respectively	10,465	10,384

Additional paid-in capital	32,074,454	32,028,402
Warrants and options outstanding	1,109,930	1,092,416
Note receivable from shareholder	(74,759)	(71,500)
Accumulated deficit	(31,807,433)	(32,707,505)
Total Stockholders’ Equity	1,312,657	352,197

Total Liabilities and Stockholders’ Equity	$ 3,030,645	$ 3,107,956

See accompanying notes to consolidated financial statements

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2004	2003

REVENUE
Revenue-sharing arrangements	$ 1,103,945	$ 1,116,200
Maintenance fees	363,501	361,037
Product sales	123,713	21,622
Total Revenue	1,591,159	1,498,859
COST OF REVENUE
Revenue-sharing arrangements	515,124	715,947
Write-off of obsolete inventory	-	250,404
Loss on impairment of refreshment centers	-	497,399
Maintenance	72,915	141,013
Product sales	3,142	5,787
Total Cost of Revenue	591,181	1,610,550
GROSS MARGIN	999,978	(111,691)

OPERATING EXPENSES
Selling, general and administrative expense, including non-cash compensation
of $28,558 and $64,666, respectively	784,110	1,475,116
Research and development expense	38,527	23,017
Interest expense	209,961	591,171
Gain on collection of previously written off receivables	(312,500)	-
Interest and other income	(7,428)	(11,426)
Net Operating Expenses	712,670	2,077,878
Income (Loss) from Operations	287,308	(2,189,569)
Gain on forgiveness of liabilities and debt	612,764	467,734
Net Income (Loss)	$ 900,072	$ (1,721,835)
Basic Earnings (Loss) Per Common Share	$ 0.09	$ (0.16)
Diluted Earnings (Loss) Per Common Share	$ 0.04	$ (0.16)

See accompanying notes to consolidated financial statements

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

	Shares		Amount
	2004	2003	2004	2003
COMMON STOCK
Balance at Beginning of Year	10,383,933	10,897,931	$ 10,384	$ 10,898
Exercise of stock options	20,000	-	20	-
Issuance to directors for services	60,000	86,002	60	86
Issuance to consultant for services	1,200	-	1	-
Cancellation in settlement of shareholder note receivable	-	(600,000)	-	(600)
Balance at End of Year	10,465,133	10,383,933	10,465	10,384
ADDITIONAL PAID-IN-CAPITAL
Balance at Beginning of Year			32,028,402	31,570,454
Exercise of stock options			3,380	-
Issuance to directors for services			10,140	18,915
Issuance to consultant for services			443	-
Cancellation in settlement of shareholder note receivable			-	(169,034)
Beneficial conversion option of related party debt			-	156,786
Expiration of warrants and options			32,089	451,281
Balance at End of Year			32,074,454	32,028,402
WARRANTS AND OPTIONS OUTSTANDING
Balance at Beginning of Year			1,092,416	1,028,897
Expiration of warrants and options			(32,089)	(451,281)
Issuance of stock options in settlement of accrued liabilities			31,688	142,464
Increase in value of variable options			4,244	-
Issuance of options and warrants related to consulting services and financing activities			13,671	372,336
Balance at End of Year			1,109,930	1,092,416
NOTES RECEIVABLE FROM SHAREHOLDER
Balance at Beginning of Year			(71,500)	(232,050)
Cancellation in settlement of shareholder note receivable			-	169,634
Interest accrued			(3,259)	(9,084)
Balance at End of Year			(74,759)	(71,500)
ACCUMULATED DEFICIT
Balance at Beginning of Year			(32,707,505)	(30,985,670)
Net gain (loss)			900,072	(1,721,835)
Balance at End of Year			(31,807,433)	(32,707,505)
Total Stockholders' Equity at End of Year			$ 1,312,657	$ 352,197

See accompanying notes to consolidated financial statements

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$ 900,072	$ (1,721,835)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	524,758	767,502
Gain on forgiveness of debt and liabilities	(612,764)	(467,734)
Interest income from shareholder receivables	(3,259)	-
Loss on disposal of assets	-	46,462
Loss due to impairment of refreshment centers in service	-	497,399
Accretion of debt discount	67,665	323,859
Non-cash compensation expense	28,558	64,665
Changes in operating assets and liabilities:
Attorney's escrow	(225,000)	-
Accounts receivable	61,799	100,294
Inventories	-	253,561
Prepaid expenses	(129)	104,935
Accounts payable	(82,795)	(2,547)
Accrued liabilities	88,597	258,046
Customer deposits and deferred maintenance revenue	(17,180)	(37,889)
Net Cash Provided By Operating Activities	730,322	186,718
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(1,066)	(1,356)
Proceeds from sale of equipment	-	2,500
Change in long term deposits and restricted funds	(18,650)	-
Net Cash Provided by (Used In) Investing Activities	(19,716)	1,144
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	-	370,500
Principal payments on long-term debt	(449,605)	(320,736)
Proceeds from exercise of options	3,400	-
Net Cash Provided by (Used in) Financing Activities	(446,205)	49,764

Net Increase in Cash	264,401	237,626
Cash at Beginning of Period	381,985	144,359

Cash at End of Period	$ 646,386	$ 381,985

Supplemental Cash Flows Information
Cash paid for interest	$ 94,052	$ 231,327
Supplemental Disclosure of Noncash Investing and Financing Activities
Conversion of accounts payable into note payable	$ -	$ 25,000
Stock options issued in settlement of accounts payable	$ 31,688	$ 306,826
Cancellation of common stock in settlement of notes receivable from shareholder	$ -	$ 169,634

See accompanying notes to consolidated financial statements

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization, Nature of Operations and Business Condition - eRoomSystem Services, Inc. was organized under the laws of the State of Nevada in 1993. In 1999, eRoomSystem Services, Inc. was reorganized as a wholly-owned subsidiary of eRoomSystem Technologies, Inc., also a Nevada corporation. During 1999 and 2000, RSi BRE, Inc. (“RSi BRE”) and eRoom System SPE, Inc. (“SPE”) were formed, respectively, as wholly-owned subsidiaries of eRoomSystem Technologies, Inc. eRoomSystem Technologies, Inc. and its subsidiaries are collectively referred to as the “Company.” In 2004 the Company liquidated and merged RSi BRE into eRoomSystem Technologies, Inc.

The Company markets a complete line of fully-automated eRoomServ refreshment centers and eRoomSafes traditionally installed in hotels. The eRoomServ refreshment centers and eRoomSafes use proprietary software that integrates with a data collection computer in each hotel.

Up until the year ended December 31, 2004, the Company had suffered recurring losses. During the years ended December 31, 2004 and 2003, the Company realized net income of $900,072 and a net loss of $1,721,835, respectively. During the years ended December 31, 2004 and 2003, the Company's operations provided $730,322 and $186,718 of cash, respectively. The Company had cash of $646,386 as of December 31, 2004.  At December 31, 2004, the Company had working capital of $445,482.

On October 1, 2003 the Company had a change in management and issued secured convertible promissory notes in the original principal amount of $250,000.  Management is involved in developing an improved product to increase revenue and enable the Company to continue as a going concern.  There is still some doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.  Principles of Consolidation - The accompanying consolidated financial statements include the accounts of eRoomSystem Technologies, Inc. and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

One of the Company’s subsidiaries, RSi BRE is a special purpose entity in which the Company did not have operating control at December 31, 2003. In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities an Interpretation of Accounting Research Bulletin No. 51 (“FIN 46”). FIN 46 defined variable interest entities and modified the requirements for their consolidation from ownership of a controlling voting interest to holding a majority variable interest and being the primary beneficiary of the variable interest entity. The Company adopted FIN 46 at December 31, 2002 and has presented RSi BRE on a consolidated basis.

On February 29, 2004, the Company reached a settlement agreement with RSG Investments, LLC, under which RSi BRE has come completely under the control of the Company’s management. As part of the settlement agreement, the Company has paid $152,823 in full satisfaction of the obligation to RSG Investments, LLC.  As a result of the full settlement, the Company has recognized a gain on forgiveness of debt of $162,718 for the year ended December 31, 2004.

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

Cash Equivalents and Fair Value of Financial Instruments - Cash equivalents include highly liquid debt investments with original maturities of three months or less, readily convertible to known amounts of cash. The Company had $73,688 and $73,688 of restricted cash to be distributed as loan repayments to a financing company as of December 31, 2004 and 2003, respectively.

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In January 2004, the Company deposited $20,000 with a bank as collateral in order to effect electronic fund transfers through the bank. This certificate of deposit came due in January 2005, and was rolled into the checking account.

The carrying amounts reported in the accompanying consolidated financial statements for cash, accounts receivable and accounts payable approximate fair values because of the immediate or short-term maturities of these financial instruments. The carrying amounts of the Company's debt obligations approximate fair value based on current interest rates available to the Company, with the exception of one convertible note payable, issued during 2003, that had a discounted carrying value of $62,603 and $12,603 at December 31, 2004 and 2003, respectively, as compared to an approximate fair value of $250,000, which is the face amount of the note.

Inventory – Inventory included direct materials, direct labor and manufacturing overhead costs and was stated at the lower of cost (using the first-in, first-out method) or market value.  Provisions, when required, were made to reduce excess and obsolete inventories to their estimate net realizable values.

An analysis of inventory was performed to determine obsolescence and estimated net realizable value.  As a result of that analysis, the entire remaining carrying value of inventory was determined to be obsolete. The Company wrote off the full remaining carrying value of inventory and recognized a charge of $250,404 that was classified as a cost of revenue during the year ended December 31, 2003.

eRoomServ Refreshment Centers in Service and Property and Equipment - eRoomServ refreshment centers (including eRoomSafes, if applicable) and property and equipment are stated at cost, less accumulated depreciation and amortization. Major additions and improvements are capitalized, while minor equipment (with a cost less than $1,000) as well as repairs and maintenance costs are expensed when incurred. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related assets, after taking into consideration residual values for eRoomServ refreshment centers, which lives are as follows:

eRoomServ refreshment centers in service	7 years
Production equipment	3 – 5 years
Computer and office equipment	3 – 7 years
Vehicles and other	7 years

Depreciation and amortization expense related to eRoomServ refreshment centers in service and property and equipment was $524,758 and $767,502 for the years ended December 31, 2004 and 2003, respectively.

On retirement or disposition of property and equipment, the cost and related accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is recognized in the statement of operations.  In the year ended December 31, 2003, the Company disposed of equipment with a carrying value of $48,963 and received proceeds of $2,500.

Capitalized Software Costs - In accordance with FASB Statement of Financial Accounting Standards (“SFAS”) No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, development costs incurred in the research and development of new software products to be sold, leased or otherwise marketed are expensed as incurred until technological feasibility in the form of a working model has been established. Internally generated capitalizable software development costs have not been material for the years ended December 31, 2004 and 2003. The Company has charged its software development costs to research and development expense in the accompanying consolidated statements of operations.

Deferred Offering and Financing Costs - The Company capitalizes direct costs associated with the acquisition of debt financing. These costs are amortized over the life of the related debt as additional interest expense. If the underlying debt is repaid or extinguished prior to the scheduled maturity, the costs are removed from the accounts and considered in the determination of the gain or loss from extinguishment. The Company also capitalizes direct costs associated with the acquisition of equity financing which are netted against the actual equity proceeds.

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impairment of Long-Lived Assets - The carrying values of the Company's long-lived assets were reviewed for impairment. When projections indicate that the carrying value of the long-lived asset is not recoverable, the carrying value of the long-lived asset is reduced by the estimated excess of the carrying value over the projected discounted cash flows.

The Company assessed the carrying value of certain refreshment centers in service and recorded a loss on impairment of $497,399 during December 2003.  The estimated net future cash flows of several of the properties that made up this group of refreshment centers no longer supported the carrying value of the assets, which was $669,354 prior to recording the impairment loss.  No additional impairment was deemed necessary at December 31, 2004.

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

Stock-Based Compensation - At December 31, 2004, the Company has one stock-based employee compensation plan, which is described more fully in Note 9. The Company accounts for the plan under the recognition method and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. During the years ended December 31, 2004 and 2003, the Company recognized compensation expense relating to stock options and warrants of $28,558 and $64,666, respectively. The following table illustrates the effect on net loss and basic and diluted loss per common share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee and consultant compensation:

For the years ending December 31,	2004	2003

Net income (loss), as reported	$ 900,072	$ (1,721,835)

Add: Stock-based employee and consultant compensation
expenses included in net income (loss)	28,558	64,666

Deduct: Total stock-based employee and consultant
compensation expense determined under fair value based method
for all awards	(74,204)	(64,666)

Pro forma net earnings (loss)	$ 854,426	$ (1,721,835)

Earnings (loss) per common share:
Basic as reported	$ 0.09	$ (0.16)
Basic pro forma	$ 0.09	$ (0.16)
Diluted as reported	$ 0.04	$ (0.16)
Diluted pro forma	$ 0.04	$ (0.16)

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes - The Company recognizes an asset or liability for the deferred tax consequences of all temporary differences between the tax basis of assets or liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the assets or liabilities are recovered or settled. These deferred tax assets or liabilities are measured using the enacted tax rates that will be in effect when the differences are expected to reverse. Deferred tax assets are reviewed periodically for recoverability and valuation allowances are provided, as necessary.

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

The following table is a reconciliation of the numerators and denominators used in the calculation of basic and diluted weighted-average common shares outstanding for the years ending December 31, 2004 and 2003:

	2004	2003
Basic net income (loss)	$ 900,072	$ (1,721,835)
Interest expense from convertible debt	97,910	-
Diluted net income(loss)	$ 997,982	$ (1,721,835)
Basic weighted-average common shares outstanding	10,433,772	10,871,401
Effect of dilutive securities
Stock options and warrants	4,811,116	-
Convertible debt	7,316,667	-
Diluted weighted-average common shares outstanding	22,561,555	10,871,401
Basic earnings (loss) per share	$ 0.09	$ (0.16)
Diluted earnings (loss) per share	$ 0.04	$ (0.16)

As of December 31, 2004 and 2003, there were potential common stock equivalents from options, warrants and convertible debt of shares 3,909,730 and 15,893,686, respectively that were not included in the computation of diluted earnings (loss) per common share because their effect would have been anti-dilutive.

Recent Accounting Pronouncements - In December 2004, FASB issued SFAS No. 123(R), "Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) revises FASB Statement No. 123, "Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees.” SFAS 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123(R) requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of such awards (with limited exceptions). SFAS 123(R) is effective as of the first reporting period beginning after June 15, 2005 for large business issuers, and December 15, 2005 for small business issuers. Accordingly, the Company will adopt SFAS 123(R) in first quarter of fiscal 2006. The Company is currently evaluating the provisions of SFAS 123(R) and does not expect the implementation of the provisions of these pronouncements to have a materially significant effect on the Company’s consolidated financial statement presentation.

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

During 1999, eRoomSystem Technologies, Inc. formed RSi BRE, Inc. (“RSi BRE”) as a wholly-owned subsidiary to own and operate certain eRoomServ refreshment center units under the terms of related revenue-sharing agreements. RSi BRE was formed as a condition of an obligation under a financing agreement referred to as the

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Equipment Transfer Agreement (the "Transfer Agreement") with RSG Investments, LLC (“RSG”) whereby the ownership of 2,270 eRoomServ refreshment center units and the related revenue-sharing agreements were transferred to RSi BRE.  The board of directors of RSi BRE comprised of one appointee from the Company, one appointee from RSG and one independent appointee. All operating decisions, including disbursements, of RSi BRE required unanimous consent of RSi BRE's board of directors. As a result, the Company did not control RSi BRE. On February 29, 2004, the Company reached a settlement agreement with RSG Investments, LLC, under which RSi BRE has come completely under the control of the Company’s management.

Under the terms of the Transfer Agreement, RSG received $0.57 per refreshment center unit per day of the revenue realized from the revenue-sharing agreements held by RSi BRE over the remaining life of their seven-year revenue-sharing agreements.  However, the $0.57 per unit per day was paid to RSG only after $0.11 per unit per day had been paid to the Company to cover property taxes and maintenance. To the extent that at least $0.68 per unit per day in revenue was not realized from the refreshment center units, the Company had no obligation to pay the difference to RSG. Rather, RSG was subject to the risk that revenues generated from the refreshment center units were not at least $0.68 per unit per day. To the extent that the revenue per unit per day exceeded $0.68, the incremental amount was paid to the Company.

During 2003, the Company’s estimate of future net cash flows decreased due to the deterioration of profitability of several revenue-sharing agreements.

The Company determined that its inability to repay scheduled debt payments with future net cash flows required treatment similar to a troubled debt restructuring.  The Company recorded a gain on forgiveness of debt related to the RSG obligation of $303,373, and reduced the obligation to its new carrying amount which was $315,541 as of December 31, 2003

Due to the decrease in the estimate of future net cash flows of refreshment centers related to the RSG obligation, the Company assessed the carrying value of the refreshment centers in service and recorded a loss on impairment of $497,399 as of December 31, 2003.  The carrying value of the assets was $669,354 prior to recording the impairment loss.

As of December 31, 2003, RSi BRE had accounts receivable net of allowance for doubtful accounts of $30,132.

On February 29, 2004, the Company negotiated a settlement of the RSG obligation for a cash payment of $152,823.  The Company recognized a gain on forgiveness of $162,718 during 2004. The Company is in the process of liquidating or merging RSi BRE into eRoomSystem Technologies, Inc.

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – NOTES PAYABLE AND LONG-TERM DEBT

Notes payable and long-term debt consists of the following:

For the Years Ending December 31,	2004	2003

Notes payable to financing company, interest at 8% per annum through,
September 30, 2005 going to 10% thereafter, secured by eRoomServ refreshment centers held by SPE, less unamortized discount of $75,838
and $93,503 as of December 31, 2004 and 2003	$ 929,415	$ 1,208,531

Notes payable to financing company, secured by eRoomServ refreshment centers held by RSi BRE, interest computed at 31% during 2002, 0% thereafter,
settled as discussed in Note 2	-	315,541

Convertible note payable to stockholder, 8%, secured by all assets of the Company, subordinate to notes payable to financing company,
due November 8, 2007	347,500	347,500

Convertible note payable 8%, due October 1, 2008, net of unamortized
discount of $187,397 and $237,397 as of December 31, 2004 and 2003	62,603	12,603

Note payable to supplier, in default, 28% default interest rate, settled
in January 2004	-	70,000

Total Notes Payable and Long-Term Debt	1,339,518	1,954,175

Less: Current Portion of Long-Term Debt	(228,337)	(426,683)

Long-Term Debt, Net of Current Portion	$ 1,111,181	$ 1,527,492

Future maturities of notes payable and long-term debt are as follows:

Years ending December 31,
2005	$ 228,337
2006	251,697
2007	522,413
2008	337,071
Total	$ 1,339,518

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

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The notes payable are collateralized by eRoomServ refreshment centers with a carrying value of $1,088,513 at December 31, 2004.  SPE holds payments from hotel customers in several restricted bank accounts for payment to the finance company and to the Company.  As of December 31, 2004, the Company had $70,645 of restricted cash and non-current deposits of $73,688 that were designated for this purpose.

On September 18, 2002, management was notified by the finance company of its intention to cease funding loans to the Company.  Management has not been successful and there is no assurance that management will be successful in obtaining a new source of financing, and if successful, that the terms of such new financing will be favorable to the Company.  If a new financing relationship is not procured, the financial condition and results of operation of the Company will likely be adversely affected.

As a requirement of the October 1, 2003, Gestetner Group, LLC funding arrangement, the Company entered into an agreement that amended the terms of the notes payable due to AMRESCO Leasing Corporation.  The amendment states that for the two-year period commencing on October 1, 2003, the rate at which interest is accruing on debt obligations owed by the Company to AMRESCO shall be reduced to eight percent per annum, and from October 1, 2005 until the debt obligations have been paid in full, the rate at which interest is accruing will be ten percent per annum. Previously, the debt obligations were accruing interest at the seven-year treasury rate plus 12.5 percent.

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

Convertible Note Payable to Stockholder - On November 8, 2002, the Company entered into a promissory note with Ash Capital, LLC for cash proceeds of up to $322,500.  The note bears interest at 8%.  All past due amounts and accrued interest thereon bear interest at 18%.  During the years ended December 31, 2003 and 2002, the Company borrowed $120,500 and $202,000, respectively, under the terms of the promissory note.  Also in 2003, the Company transferred $25,000 from an accounts payable due to Ash Capital, which increased the principal amount of the promissory note to $347,500.

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

The Company determined that Ash Capital LLC received a beneficial conversion option valued at $322,500 on November 8, 2002.  Accordingly, the Company has allocated all of the $120,500 of proceeds received during the year ended December 31, 2003 to the beneficial conversion option that resulted in an offsetting discount to the note payable.  The discount on the note payable was amortized to interest expense from the dates proceeds were received through November 8, 2003, in accordance with EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Ratios, and EITF 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, and amounted to $304,082 of accretion of the discount during the year ended December 31, 2003, which included $183,582 of unamortized discount from the beneficial conversion option that remained at December 31, 2002.

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

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Gestetner Group Secured Promissory Notes - On October 1, 2003, the Company issued secured convertible promissory notes (“Notes”), in the original principal amount of $250,000, collectively, to Gestetner Group, LLC, a New Jersey limited liability company, and several third parties (collectively, the “Note Holders”).  David A. Gestetner, the Chief Executive Officer and President of the Company, is the Managing Member of the Gestetner Group, LLC. The terms of the Notes include, inter alia, (i) for interest to accrue at the rate of 8% per annum, (ii) a maturity date of the earlier of (a) October 1, 2008, (b) the date of approval of the Board of Directors regarding the merger of the Company with or into any third party or the sale of all or substantially all of the assets of the Company, or (c) the date of the closing of any financing (other than commercial credit facilities), the gross proceeds of which are at least $1,000,000 and (iii) the right of the Note Holders, at any time, to convert all outstanding principal and accrued and unpaid interest into shares of common stock of the Company at the rate of $0.05 per share; provided, however, that the Company shall have the right to not permit the conversion if such conversion would result in the Note Holders holding, in the aggregate and on a fully-diluted basis, more than 49% of the outstanding common stock of the Company.  In addition, the Note Holders have been issued, collectively, warrants to purchase 5,000,000 shares of common stock of the Company, exercisable at $0.05 per share at any time through October 1, 2008.

The proceeds were allocated between the Notes and warrants based on their relative fair values, with $42,389 allocated to the Notes and $207,611 allocated to the warrants. In addition, the Note Holders received a beneficial conversion option of $42,389. The resulting $250,000 discount to the Notes will be amortized over the expected five-year term of the Notes as interest expense.

Note Payable to Supplier - During January 2004, a note payable with a carrying value of $70,000 plus accrued interest of $17,218 was purchased by an outside party who subsequently cancelled the note and released the Company from any obligation to pay the note or accrued interest.  The Company has recorded a gain on forgiveness of debt of $87,218 during the year ending December 31, 2004.

NOTE 4 – GAIN ON COLLECTION OF PREVIOUSLY WRITTEN OFF RECEIVABLES

Termination and Release of Revenue Sharing Agreement – During December 2004, the Company entered into an agreement with a hotel property owner that amended a previous revenue sharing lease agreement that had previously been non-performing.  Under the terms of that agreement, the Company recovered a receivable that had been written off in the previous year. The Company has recorded a gain of $112,500 on the collection of previously written off receivables. In addition, as part of the agreement, the refreshment centers were purchased by the Hotel and product sales revenue was recorded in the amount of $112,500 during the year ended December 31, 2004.

Net Investment in Sales-Type Lease – During June 2004, the Company entered into an agreement with a hotel property owner that amended a previous revenue sharing lease agreement that had previously been non-performing.  Under the terms of that agreement, the Company recovered a receivable that had been written off in the previous year. The Company has recorded a gain in the amount of $200,000 during the year ended December 31, 2004.

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The new lease agreement terminates on December 31, 2008 at which time the hotel property owner takes ownership of the refreshment centers.  The property is to make monthly payments of $7,200.  The new lease agreement has been classified as a sales-type capital lease.  Because the property has a history of non-performance and is still under the supervision of a bankruptcy court, the net investment in the capital lease has been fully allowed against.  The following lists the components of the net investment in the sales-type lease as of December 31, 2004:

Total minimum lease payments to be received	$ 345,600

Less: Allowance for uncollectibles	(290,651)

Net minimum lease payments receivable	54,949

Less: Unearned income	(54,949)

Net investment in sales-type lease	$ -

The Company recorded revenue-sharing and maintenance fee revenue in the amounts of $50,400 for the year ended December 31, 2004.

Minimum lease payments through the end of the lease term are as follows:  $86,400 in 2005, $86,400 in 2006, $86,400 in 2007, and $86,400 in 2008.

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

In the year ended December 31, 2004, the Company settled outstanding payables to vendors and contractors in the amount of $430,386 and outstanding accrued payroll in the amount of $51,007. Of the liabilities settled, $72,205 was settled through the issuance of warrants and options to purchase 172,000 shares of common stock (see Note 9).  Gain on forgiveness of debt was recognized in the amount of $362,828.

The gain on forgiveness of debt for the year ended December 31, 2004 consisted of the following:

RSG Investments (Note 2)	$ 162,718
Note payable to supplier (Note 3)	87,218
Accounts payable and accrued liabilities	362,828
Total gain on forgiveness of debt	$ 612,764

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Employment and Consulting Agreements – On October 1, 2003, the Company entered into a two-year employment agreement with its chief executive officer and president.  The agreement provides for an annual salary of $100,000.  If the chief executive officer is terminated without cause, the agreement provides for one year’s annual salary as severance pay. The agreement requires that the chief executive officer may not compete with the Company during the term of employment and for three years subsequent to termination.

On November 24, 2003, the Company entered a two-year consulting agreement for design services in return for monthly payments of $1,700 and stock options to purchase 100,000 shares of common stock at an exercise price of $0.15 per share, expiring three years from the date of the agreement.  These options were valued at $15,000, based upon their fair value measured using the Black-Scholes option pricing model with the following assumptions: 2.1 percent risk-free rate, 0 percent expected dividend yield, 171 percent volatility and a three year estimated life.

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

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Registration Rights - The Company has granted certain common stock and warrant holders the right, subject to applicable terms and conditions, to require the Company to register their common stock (or equivalent common shares upon the exercise of the warrants) on a best efforts basis under the Securities Act for offer to sell to the public.

Legal – In November 2002, a former landlord in St. George, Utah filed a lawsuit against the Company that alleged breach of a lease agreement.  On March 6, 2003, summary judgment in the amount of $47,442 was granted to the former landlord.  The Company had accrued $41,000 as of December 31, 2003. In March 2004, the Company paid $10,000 in complete settlement of this lawsuit. A gain on extinguishment of debt was recorded for $31,000, which is included in the amount disclosed in Note 5.

Operating Leases as Lessor - The Company accounts for its revenue-sharing agreements as operating leases. As of December 31, 2004, the Company had three revenue-sharing agreements for which the customers were contractually obligated to pay minimum monthly payments. Carrying value of these leased assets was $416,688 as of December 31, 2004. Agreements with all other customers provide for an allocation of revenues to the Company with no minimum monthly payment. Accordingly, the Company is unable to estimate future amounts to be received under these agreements.  .

Future minimum payments to be received under contracts that provide for minimum monthly amounts were as follows as of December 31, 2004:

Years ending December 31,
2005	$ 296,154
2006	296,154
2007	136,629
2008	48,266
Total	$ 777,203

Operating Leases as Lessee - The month-to-month operating lease of the Company's facilities in Draper, Utah was discontinued.  In November 2003 the Company moved to a new facility in Salt Lake City, Utah.  The Company entered into a 38-month lease agreement that will terminate in December 2006.  The lease provides for monthly rent payments with a scheduled yearly escalation:  $1,456 for 2005 and $1,612 for 2006.    Future minimum payments are as follows as of December 31, 2004:

Years ending December 31,
2005	$ 17,472
2006	19,344
Total	$ 36,816

Rent expense for the years ended December 31, 2004 and 2003 was $28,124 and $47,117, respectively.

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 -- INCOME TAXES

The Company has paid no federal or state income taxes.  The significant components of the Company's deferred income tax assets as of December 31, 2004 and 2003 are as follows:

For the years ending December 31,	2004	2003
Deferred Income Tax Assets:
Net operating loss carryforwards	$ 8,870,695	$ 8,844,892
Reserves and accrued liabilities	38,346	48,741
Inventory impairment	-	379,713
Other assets	10,655	115,775
Total Deferred Income Tax Assets	$ 8,919,696	$ 9,389,121
Valuation Allowance	(8,491,798)	(8,684,628)
Deferred Income Tax Liability - Depreciation and Amortization	(427,898)	(704,493)
Net Deferred Income Tax Asset	$ -	$ -

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

The following is a reconciliation of the amount of tax benefit that would result from applying the federal statutory rate to pretax loss with the benefit from income taxes:

For the years ending December 31,	2004	2003
Benefit at statutory rate (34%)	$ 306,024	$ (585,424)
Other non-deductible expenses and adjustments	(124,805)	113,690
Change in valuation allowance	(192,830)	493,946
State tax benefit, net of federal tax benefit	11,611	(22,212)
Net Benefit From Income Taxes	$ -	$ -

The following summarizes the tax net operating loss carryforwards and their respective expiration dates as of December 31, 2004:

For the years ending December 31,
2010	$ 624,397
2011	2,188,074
2017	1,082,373
2018	3,642,857
2019	3,298,047
2020	5,087,650
2021	2,704,379
2022	3,600,805
2023	2,907,987
Total net operating loss carryforwards	$ 25,136,569

NOTE 8 -- STOCKHOLDERS' EQUITY

The Company issued 60,000 shares of common stock valued at $10,200 ($0.17 per share) and 86,002 shares of common stock valued at $19,000 ($0.22 per share) to its Board of Directors for services rendered during the years ending December 31, 2004 and 2003, respectively.

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 -- STOCK OPTIONS AND WARRANTS

Employee Grants - During 2000, the stockholders of the Company approved adoption of the 2000 Stock Option Plan (the "2000 Plan").  During 2002, the stockholders of the Company approved an amendment to the 2000 Plan to increase the authorized number of shares of common stock reserved for issuance upon the exercise of stock options under the 2000 Plan from 2,400,000 shares to 2,700,000. During November 2004, the stockholders of the Company approved a second amendment to the 2000 Plan to increase the authorized number of shares of common stock reserved for issuance upon the exercise of stock options under the 2000 Plan from 2,700,000 shares to 3,000,000 shares.

The 2000 Plan, as amended, provides for both the direct award of shares and the grant of options to purchase shares. The Company's compensation committee administers the plan and has discretion in determining the employees, directors, independent contractors and advisors who receive awards, the type of awards (stock, incentive stock options or non-qualified stock options) granted, and the term, vesting and exercise prices. The exercise price for the options may be paid in cash or in shares of the Company's common stock that have been outstanding for more than six months, which shares are valued at their fair value on the exercise date. In the event of a change in control (as defined in the Plan), all restrictions on awards issued under the 2000 Plan will lapse and unexercised options will become fully vested.

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

As discussed in Note 6, three of the officers that were note holders were terminated on October 1, 2003, and per their termination settlements, the officers returned 600,000 shares of common stock that secured the notes for cancellation.  The Company recorded the forgiveness of the notes receivable from stockholders and relinquishment of the related 600,000 shares of common stock by reversing the notes receivable to common stock and additional paid-in capital, which resulted in no gain or loss.  In addition, the Company granted 25,000 stock options to a director on October 1, 2003.

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the year ended December 31, 2004, the Company granted options to purchase 135,000 shares of common stock to employees and members of the Board of Directors. These options, which vested immediately, have exercise prices ranging from $0.15 to $0.26 per share, and are exercisable through November 15, 2014. The Company recognized compensation expense of $200, which was the intrinsic value of the options on the date granted.

During the year ended December 31, 2004, the Company granted options and warrants to purchase 71,000 shares of common stock to consultants. These options and warrants, which vested immediately, have exercise prices ranging from $0.10 to $0.26 per share and are exercisable through February 1, 2009. These options and warrants were valued at $19,456 using the Black-Scholes option pricing model with the following assumptions: risk free interest rate ranging from 2.97% to 3.36%, dividend yield of 0.0%, volatility ranging from 146% to 173%, and expected average life ranging between 3 and 5 years. In addition, the Company granted options to purchase 20,000 shares of common stock to a consultant contingent on contract performance. These options, which have not vested, have an exercise price of $0.37 per share and are exercisable for a period of 3 years. These options were valued at $6,000 using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 2.85%, dividend yield of 0.0%, volatility of 149%.

During the year ended December 31, 2004, the Company granted options to purchase 172,000 shares of common stock to vendors in settlement of $72,205 of accounts payable. These options, which vested immediately, have exercise prices ranging from $0.25 to $0.35 per share and are exercisable through March 31, 2008. These options were valued at $31,688 using the Black-Scholes option pricing model with the following assumptions: risk free interest rate ranging from 1.95% to 3.02%, dividend yield of 0.0%, volatility ranging from 152% to 153%, and expected life ranging between 3 and 4 years. The Company recognized a gain on extinguishment of debt in the amount of $42,519 relating to such vendors.

During the year ended December 31, 2004, options to purchase 214,173 shares of common stock expired. The Company recognized the value of these options in the amount of $32,089 as additional paid in capital.

Outstanding Stock Options and Warrants -A summary of stock option and warrant activity for the years ended December 31, 2004 and 2003 is as follows:

					Weighted -
	Options and				Average Exercise
	Warrants	Exercise Price Range			Price
Balance, December 31, 2002	$ 3,064,657	$ 0.20	-	$ 12.80	$ 2.26
Granted	6,315,000	0.05	-	0.26	0.07
Forfeited	(116,327)	0.20	-	1.01	0.58
Expired	(686,311)	4.00	-	12.80	6.72
Balance, December 31, 2003	8,577,019	0.05	-	12.80	0.31
Granted	378,000	0.10	-	0.35	0.23
Exercised	(20,000)	0.17	-	0.17	0.17
Expired	(214,173)	0.36	-	1.91	0.86
Balance, December 31, 2004	$ 8,720,846	$ 0.05	-	$ 7.80	$ 0.30
Exercisable, December 31, 2004	$ 8,720,846	$ 0.05	-	$ 7.80	$ 0.30
Weighted-average fair value of options granted during the year ended
December 31,2003					$ 0.24
Weighted-average fair value of options granted during the year ended
December 31,2004					$ 0.09

The fair value of stock options was determined at the grant dates using the Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended December 31, 2004 and 2003, respectively:  risk-free interest rate of 3.0 and 2.8 percent, dividend yield of 0 and 0 percent, volatility of 153 and 173 percent, and expected lives of 4.8 and 4.3 years.

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of stock option and warrant grants with exercise prices less than, equal to or greater than the estimated fair value on the date of grant during the years ended December 31, 2004 and 2003 is as follows:

			Weighted - Average
	Options and	Weighted -	Fair Value of
	Warrants	Average Exercise	Options and
	Granted	Price	Warrants
For the Year Ended December 31, 2004
Grants with exercise price less than
market value	60,000	$ 0.10	$ 0.19
Grants with exercise price equal to
market value	75,000	$ 0.26	$ 0.26
Grants with exercise price greater than
market value	243,000	$ 0.25	$ 0.18

For the Year Ended December 31, 2003
Grants with exercise price less than
market value	5,715,000	$ 0.05	$ 0.24
Grants with exercise price greater than
market value	600,000	$ 0.26	$ 0.24

A summary of the options and warrants outstanding and exercisable as of December 31, 2004 follows:

	Outstanding			Exercisable
		Weighted - Average	Weighted -		Weighted -
Range of	Number	Remaining	Average	Number	Average
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price
$ 0.05 - 0.37	8,527,203	4.4 years	$ 0.14	8,527,203	$ 0.14
0.90 - 1.91	13,643	7.5 years	0.94	13,643	0.94
7.80	180,000	0.6 years	7.80	180,000	7.80
$ 0.05 - 7.80	8,720,846	4.4 years	$ 0.30	8,720,846	$ 0.30

NOTE 10 -- CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS

The Company's historical revenues and receivables have been derived solely from the lodging industry. The Company offers credit terms on the sale of its eRoomServ refreshment centers and in connection with its revenue-sharing contracts. The Company performs ongoing credit evaluations of its customers' financial condition and does not require collateral from its customers. The Company maintains an allowance for uncollectible accounts receivable based upon a percentage of accounts receivable at year end.

At December 31, 2004, the Company had cash in excess of federally insured limits of $477,419.

During the year ended December 31, 2004, revenues from one customer accounted for 11% of total revenues.

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

DIRECTORS AND EXECUTIVE OFFICERS

Name	Age	Position
David A. Gestetner	32	President, Chief Executive Officer, Secretary and Chairman of the Board
Herbert A. Hardt	62	Director
James C. Savas	44	Director
Lawrence K. Wein	62	Director

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

Herbert A. Hardt has served as one of our directors since June 13, 2002.  Mr. Hardt is a co-founder and principal of Monness, Crespi, Hardt & Co., Inc.  Prior to co-founding Monness, Crespi, Hardt & Co., Inc. in 1979, Mr. Hardt served as vice president of Fidelity Management and Research Bermuda from 1971 to 1978.  Mr. Hardt received his Bachelor of Arts with a concentration in Engineering and Applied Physics from Harvard College in 1965 and his Master of Business Administration from Harvard University in 1971.

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

Audit Committee.  The audit committee, which was formed on August 18, 2000, is currently comprised of Messrs. Hardt and Savas.  The chairman of the audit committee is Mr. Hardt.  The audit committee met four times during the fiscal year ended December 31, 2004.  The audit committee has the responsibility to:

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

Compensation Committee.  The compensation committee, which was formed on August 18, 2000, is currently comprised of Messrs. Hardt and Wein.  The compensation committee met once during the fiscal year ended December 31, 2004.  In general, the compensation committee’s authority and oversight extends to total compensation, including base salaries, bonuses, stock options, and other forms of compensation.  More specifically, the compensation committee has the responsibility to:

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

BOARD OF DIRECTORS MEETINGS

Our board generally meets quarterly, and during the fiscal year ended December 31, 2004, our board held a total of six meetings.  All of the incumbent directors attended at least 80% of the total number of meetings of the board held during the period for which they have been a director, and the total number of the meetings held by all committees of our board on which they served.

DIRECTOR COMPENSATION

Our non-employee directors receive stock options to purchase 25,000 shares of our common stock at each annual meeting.  Directors who are our employees do not receive compensation for their services as directors.

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

ITEM 10.

EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

The following table sets forth summary information concerning the total remuneration paid or accrued by eRoomSystem Technologies, to or on behalf of our chief executive officer and our executive officers whose total annual salary exceeded $100,000 during the fiscal years ended December 31, 2004, 2003 and 2002.  In accordance with the rules of the Commission, the compensation described in this table does not include perquisites and other personal benefits received by the executive officers named in the table below which does not exceed the lesser of $50,000 or 10% of the total salary and bonus reported for the executive officers.

David A. Gestetner,

	Annual Compensation			Long-Term Compensation	Other Compensation
Name and Principal Position	Year	Salary	Bonus	Securities Underlying Options/Sirs
President, Chief Executive Officer, Secretary and Chairman of the Board	2004	$ 100,000	$ 50,000	0	$ 2,400
	2003	$ 25,000	$ 0	0	$ 600
	2002	$ 0	$ 0	0	$ 0

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

2000 STOCK OPTION AND INCENTIVE PLAN

The 2000 Stock Option and Incentive Plan, or the 2000 Plan, was adopted by our board on February 3, 2000 and approved by our stockholders on March 29, 2000.  The 2000 Plan was amended by our stockholders on May 7, 2001 when the shares of common stock authorized under the 2000 Plan were increased from 2,000,000 shares to 2,400,000 shares, amended on July 29, 2002 by our stockholders effectively increasing the number of shares issuable hereunder to 2,700,000, and amended further on November 15, 2004 by our stockholders effectively increasing the number of shares issuable thereunder to 3,000,000.  The 2000 Plan provides us with the vehicle to grant to employees, officers, directors and consultants stock options and bonuses in the form of stock and options.  Under the 2000 Plan, we can grant awards for the purchase of up to 3,000,000 shares of common stock in the aggregate, including “incentive stock options” within the meaning of Section 422 of the United States Internal Revenue Code of 1986 and non-qualified stock options.  As of March 8, 2005, we have options to purchase 2,588,946 shares of our common stock outstanding under the 2000 Plan.

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

OPTION/SAR GRANTS IN LAST FISCAL YEAR

The following table sets forth information regarding grants of stock options during the fiscal year ended December 31, 2004 made to our executive officers.

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

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table is a list of the beneficial ownership of common stock as of March 8, 2005 of (i) all persons who beneficially owned more than 5% of our outstanding common stock, (ii) all directors, (iii) all executive officers and (iv) all directors and executive officers as a group, according to record-ownership listings as of that date, according to the Forms 3, 4 and 5 and Schedules 13D and 13G, of which we have received copies, and according to verification as of March 8, 2005 which we have solicited and received from each director and executive officer. The beneficial ownership is calculated based on 10,465,133 shares of common stock outstanding as of March 8, 2005. Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities and, accordingly, includes shares issuable upon exercise of options that are exercisable or become exercisable within 60 days of March 8, 2005.

Unless otherwise indicated, the persons identified in this table have sole voting and sole investment power with regard to the shares beneficially owned with the following address, c/o eRoomSystem Technologies, Inc., 1072 Madison Ave., Lakewood, NJ 08701.

Executive Officer or Director	Amount and Nature of Beneficial Ownership	Percent of Class
David A. Gestetner	5,004,000[1]	47.82%
James C. Savas	1,526,783[2]	14.59%
Herbert A. Hardt	640,821[3]	6.12%
Lawrence K. Wein	80,000[4]	0.76%
Executive Officers and Directors, as a group (4 individuals)	7,251,604	69.29%

Stockholders with Beneficial Ownership of 5% or More
David A. Gestetner	5,004,000[1]	47.82%
James C. Savas	1,526,783[2]	14.59%
Ash Capital, LLC	1,389,270[5]	13.28%
Peter S. Lynch	880,231[6]	8.41%
Herbert A. Hardt	640,821[3]	6.12%

__________________

1 Reflects the direct ownership of 4,000 shares of common stock. In addition, also includes the following immediately exercisable securities: (i) a warrant to purchase 4,000,000 shares of common stock at an exercise price of $0.05 per share, and (ii) a secured convertible promissory note, in the original principal amount of $50,000, into 1,000,000 shares of common stock at the rate of $0.05 per share.

2 Reflects the direct ownership of 48,321 shares of common stock and options to purchase 55,000 shares of common stock, the beneficial ownership of 19,231 shares of common stock and an option to purchase 14,961 shares of common stock held by Providence Management, LLC, an entity for which Mr. Savas is co-manager and 50% owner, and the beneficial ownership of 1,243,957 shares of common stock and an option to purchase 145,313 shares of common stock  held by Ash Capital, LLC, or Ash Capital, an entity for which Providence Management, LLC is manager and holds a 20% profits interest.  Mr. Savas disclaims any beneficial ownership of the shares of common stock and options to purchase shares of common stock beneficially owned as a result of his affiliation with Ash Capital. Does not reflect the conversion of a secured convertible promissory note in the original principal amount of $347,500 held by Ash Capital, the terms of which provide for (i) interest to accrue at the rate of 8% per annum, (ii) a maturity date of the earlier of November 8, 2007 or the maturity date of the convertible secured promissory notes held by the Gestetner Group, LLC, and several third parties issued on October 1, 2003, (iii) the right to convert the principal and accrued interest into Series D Preferred Stock at $0.90 per share with each share of the Series D Preferred Stock convertible into six shares of common stock, at $0.15 per share on a common share equivalent basis.  In addition, does not reflect the contingent warrant to purchase shares of common stock issued to Ash Capital on October 1, 2003, exercisable at $0.13 per share through October 1, 2008. The terms of such contingent warrant provide that the number of shares exercisable by Ash Capital will be determined by a formula, [A – B] times C, whereby (a) A equals the aggregate number of shares of the Company’s common stock that are, on the date of the exercise of the Ash Capital warrant, issued to and held by any of the Gestetner Group, LLC and several third parties, (b) B equals 10,000,000 and (c) C equals .07.

3 Reflects the direct ownership of 395,821 shares of common stock and options to purchase 55,000 shares of common stock, and the beneficial ownership of options to purchase 190,000 shares of common stock held by Monness, Crespi & Hardt, an entity of which Mr. Hardt is a principal.

4Reflects the direct ownership of 30,000 shares of common stock and options to purchase 50,000 shares of common stock.

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

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

TRANSACTIONS INVOLVING ASH CAPITAL, LLC

On November 8, 2002, the Company entered into a secured convertible promissory note with Ash Capital for proceeds of up to $322,500. The note bears interest at 8%. The principal and interest are due on the earlier of (i) November 8, 2003, (ii) a default under the secured convertible promissory note, (iii) five days after the date of any breach by the Company of any agreement with Ash Capital or any affiliate of Ash Capital, unless the secured convertible promissory note has been converted. All past due amounts and accrued interest thereon shall bear interest at 18%.

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

On February 29,  2004, we entered into a global Settlement and Mutual Release Agreement, or Settlement and Release Agreement, with RSG Investments, LLC, or RSG. The Settlement and Release Agreement provides for the payment of $152,823 by the Company to RSG as a full and final cancellation of the Equipment Transfer Agreement and subsequent settlement agreement dated September 1999. As a result, the Company has commenced recognizing all revenue generated from the four revenue sharing lease agreements relating to the 1,717 eRoomServ refreshment centers and 1,304 eRoomSafes. We have merged RSi BRE with and into eRoomSystem Technologies, Inc.

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

In conjunction with the surrender of past compensation by Mr. Ellis for the period April 1, 2003 to July 31, 2003, the Company issued Mr. Ellis an option to purchase 75,000 shares of common stock at $0.26 per share pursuant to the 2000 Plan. Previously, on July 31, 2003, Mr. Ellis had resigned as Chief Financial Officer and Treasurer of the Company. In addition, on October 2, 2003, the Company entered into a Consulting Agreement with Mr. Ellis that provides for the issuance of a five-year option to purchase up to 180,000 shares of common stock, which option vests upon the occurrence of certain events, at $0.10 per share and the payment of a monthly consulting fee of $10,000 for the first month and $3,120 for a minimum of five, and maximum of seven, subsequent months subject to the occurrence of certain events.

ITEM 13.

EXHIBITS AND REPORTS ON FORM 8-K.

(a)

Exhibits

See exhibits listed on the Exhibit Index following the signature page of this Annual Report on Form 10-KSB, which is incorporated herein by reference.

(b)

Reports on Form 8-K

None.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this item is as follows:

Hansen, Barnett & Maxwell, or HB&M, has served as our independent registered public accounting firm since 2000, and specifically for the fiscal years ended December 31, 2004 and 2003. HB&M was selected by our board and a majority of our stockholders as our independent registered public accounting firm for the fiscal year ending December 31, 2004.

Our board is responsible for pre-approving all audit and permissible non-audit services provided by HB&M, with certain limited exceptions.  Our board of directors has concluded that the non-audit services provided by HB&M are compatible with maintaining auditor independence. In 2004, no fees were paid to HB&M pursuant to the “de minimus” exception to the pre-approval policy permitted under the Exchange Act.

For the fiscal years ended December 31, 2004 and 2003, the fees for services provided by HB&M were as follows:

	2004	2003
Audit fees (1)	$ 35,285	$ 38,835
Audit-related fees (2)	-	-
Tax fees (3)	-	-
All other fees	-	-
	$ 35,285	$ 38,835

(1)

Audit fees: Fees for the professional services rendered for the audit of our annual financial statements, review of financial statements included in our Form 10-QSB filings, and services normally provided in connection with statutory and regulatory filings or engagements.

(2)

Audit-related fees:  Fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.

Tax fees:  Fees for professional services rendered with respect to tax compliance, tax advice and tax planning. This includes preparation of tax returns, claims for refunds, payment planning and tax law interpretation.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

eROOMSYSTEM TECHNOLOGIES, INC.

By:	/s/ David A. Gestetner
David A. Gestetner
Its:	President, Chief Executive Officer, Secretary and Chairman of the Board

Date:	March 24, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ David A. Gestetner	President, Chief Executive Officer, Secretary and Chairman of the Board	March 24, 2005
David A. Gestetner	(Principal Executive Officer and Principal Financial and Accounting Officer)
/s/ Herbert A. Hardt	Director	March 24, 2005
Herbert A. Hardt
/s/ James C. Savas	Director	March 24, 2005
James C. Savas
/s/ Lawrence K. Wein	Director	March 24, 2005

eROOMSYSTEM TECHNOLOGIES, INC.

CERTIFICATION PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, David A. Gestetner, Chief Executive Officer, President, Secretary and Chairman of eRoomSystem Technologies, Inc., certify that:

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

presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

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

By: /s/ David A. Gestetner	President, Chief Executive Officer, Secretary and Chairman of the Board	March 24, 2005
David A. Gestetner	(Principal Executive Officer and Principal Financial and Accounting Officer)

EXHIBIT NUMBER	DOCUMENT NAME	PAGE
1.01	Form of Underwriting Agreement relating to the registrant’s initial public offering that closed on August 9, 2000	(3)
2.01	Agreement and Plan of Reorganization by and between RoomSystems International Corporation and RoomSystems, Inc. dated December 31, 1999	(1)
2.02	Transfer Pricing Agreement by and between RoomSystems International Corporation and RoomSystems, Inc. dated December 31, 1999	(1)
3.01	Amendment and Restatement of Articles of Incorporation	(1)
3.02	Certificate of Correction dated May 30, 2000	(2)
3.03	Amended and Restated Certificate of Designation, Preferences, Rights and Limitation of Series A convertible preferred stock	(1)
3.04	Amended and Restated Certificate of Designation, Preferences, Rights and Limitation of Series B convertible preferred stock	(1)
3.05	Certificate of Designation, Preferences, Rights and Limitation of Series C convertible preferred stock	(1)
3.06	Amended and Restated Bylaws	(2)
3.07	Second Amendment and Restatement of Articles of Incorporation	(3)
3.08	Second Amended and Restated Bylaws	(3)
4.01	Form of Common Stock Certificate	(1)
4.02	Form of Certificate for Series A convertible preferred stock	(1)
4.03	Form of Certificate for Series B convertible preferred stock	(1)
4.04	Form of Certificate for Series C convertible preferred stock	(1)
10.01	Amended and Restated 2000 Stock Option and Incentive Plan	(2)
10.02	Lease Agreement by and between RoomSystems Finance Corporation and 3770 Howard Hughes Parkway Associates Limited Partnership dated October 8, 1997	(1)
10.02A	Exhibits to Lease Agreement by and between RoomSystems Finance Corporation and 3770 Howard Hughes Parkway Associates Limited Partnership dated October 8, 1997	(2)
10.03	Lease Agreement by and between RoomSystems, Inc. and Pam Joy Realty, Inc. dated October 10, 1997	(2)
10.04	Master Corporate Agreement by and between Innco Corporation and RoomSystems, Inc. dated April 6, 1998	(1)
10.04A	Exhibits to Master Corporate Agreement by and between Innco Corporation and RoomSystems, Inc. dated April 6, 1998	(2)
10.05	Indemnification Agreement by and between RoomSystems, Inc. and Alan C. Ashton dated August 17, 1999	(1)
10.06	Agreement of Understanding by and between RoomSystems, Inc. and Ash Capital, LLC, C&W/RSI Partners, LLC, SKM Investment, LLC and Thunder Mountain Investments, LC dated August 17, 1999	(1)
10.06A	Exhibits to Agreement of Understanding by and between RoomSystems, Inc. and Ash Capital, LLC, C&W/RSI Partners, LLC, SKM Investment, LLC and Thunder Mountain Investments, LC dated August 17, 1999	(2)
10.07	First Amendment to Agreement of Understanding by and between RoomSystems, Inc. and Ash Capital, LLC, C&W/RSI Partners, LLC, SKM Investment, LLC and Thunder Mountain Investments, LC dated September 30, 1999	(1)
10.08	Promissory Note Repurchase Agreement by and between Steven L. Sunyich and RoomSystems, Inc. dated September 1, 1999	(1)
10.09	Indemnification Agreement by and between RSi BRE, Inc. and Donnelly Prehn dated September 27, 1999	(1)
10.10	Equipment Transfer Agreement by and between RoomSystems, Inc., RoomSystems International Corporation, RSi BRE, Inc. and RSG Investments, LLC dated September 28, 1999	(1)
10.10A	Exhibits to Equipment Transfer Agreement by and between RoomSystems, Inc., RoomSystems International Corporation, RSi BRE, Inc. and RSG Investments, LLC dated September 28, 1999	(2)
10.11	Amendment to Equipment Transfer Agreement by and between RoomSystems, Inc., RoomSystems International Corporation, RSi BRE, Inc. and RSG Investments, LLC dated November 23, 1999	(1)
10.12	Conversion Agreement by and between Steven L. Sunyich and RoomSystems, Inc. dated December 30, 1999	(1)
10.13	Loan and Security Agreement by and between RoomSystem Technologies, Inc. and Ash Capital, LLC dated February 15, 2000	(1)

Exhibit Number	Document Name
10.13A	Exhibits to Loan and Security Agreement by and between RoomSystem Technologies, Inc. and Ash Capital, LLC dated February 15, 2000	(2)
10.14	Letter Agreement by and between eRoomSystem Technologies, Inc. and Hall Communications, Inc. dated March 30, 2000	(1)
10.15	Form of Hotel Revenue-Sharing Lease Agreement	(2)
10.16	Form of Noncompetition and Nondisclosure Agreement (Sales)	(1)
10.17	Form of Consulting Agreement	(1)
10.18	Form of Sales Representation Agreement	(1)
10.19	Form of Executive Employment Agreement	(1)
10.20	Form of Offshore Loan Subscription Agreement dated as of April 13, 2000	(1)
10.21	Form of Secured Subordinated Promissory Note dated as of April 13, 2000	(1)
10.22	Form of Installation, Co-Maintenance and Software Licensing and Upgrade Agreement	(2)
10.23	+ Master Business Lease Financing Agreement by and among AMRESCO Leasing Corporation, eRoomSystem SPE, Inc., RoomSystems, Inc. and eRoomSystem Technologies, Inc. dated May 11, 2000	(4)
10.24	Indemnification Agreement by and between eRoomSystem Technologies, Inc. and John J. Prehn dated May 31, 2000	(2)
10.25	Amended and Restated Executive Employment Agreement of Steven L. Sunyich dated June 6, 2000	(2)
10.26	Second Amended and Restated Executive Employment Agreement of Steven L. Sunyich dated July 12, 2000	(3)
10.27	Amended and Restated Executive Employment Agreement of Derek K. Ellis dated July 12, 2000	(3)
10.28	Executive Employment Agreement of Stephen M. Nelson dated July 12, 2000	(4)
10.29	Amended and Restated Executive Employment Agreement of Gregory L. Hrncir dated July 12, 2000	(3)
10.30	Shareholders’ Agreement and Proxy by and among Ash Capital, LLC, RoomSystems, Inc. and certain stockholders of RoomSystems, Inc. dated August 17, 1999	(1)
10.31	Employment Agreement of David S. Harkness dated as of December 20, 2000	(6)
10.32	Employment Agreement of Stephen M. Nelson dated as of January 29, 2001	(7)
10.33	Employment Agreement of Derek K. Ellis dated as of January 29, 2001	(7)
10.34	Employment Agreement of Gregory L. Hrncir dated as of January 29, 2001	(7)
10.35	+ Amended and Restated Master Business Lease Financing Agreement by and among AMRESCO Leasing Corporation, eRoomSystem SPE, Inc., RoomSystems, Inc. and eRoomSystem Technologies, Inc. dated February 23, 2001	(7)
10.36	Employment Agreement of David S. Harkness dated as of December 31, 2001	(8)
10.37	Consulting Agreement by and between eRoomSystem Technologies, Inc. and Ash Capital, LLC dated as of December 31, 2001	(8)
10.38	Stock Purchase Agreement by and between eRoomSystem Technologies, Inc. and Ash Capital, LLC dated November 8, 2002	(9)
10.39	Secured Convertible Promissory Note issued in favor of Ash Capital, LLC dated November 8, 2002.	(9)
10.40	Note Purchase Agreement between eRoomSystem Technologies, Inc., Gestetner Group, LLC and Other Lenders dated October 1, 2003	(10)
10.41	Amendment Agreement between eRoomSystem Technologies, Inc., eRoomSystem Services, Inc., eRoomSystem SPE, Inc., RSi BRE, Inc., AMRESCO Commercial Finance, Inc., AMRESCO Leasing Corporation and Gestetner Group, LLC dated October 1, 2003	(10)
10.42	Agency Agreement between Gestetner Group, LLC and Other Lenders dated October 1, 2003	(10)
10.43	Warrant to Purchase Shares of Common Stock issued in favor of AMRESCO Commercial Finance, Inc. dated October 1, 2003	(10)
10.44	Warrant to Purchase Shares of Common Stock issued in favor of Ash Capital, LLC dated October 1, 2003	(10)
10.45	Intercreditor and Collateral Agency Agreement between Gestetner Group, LLC, Ash Capital, LLC and eRoomSystem Technologies, Inc. dated October 1, 2003	(10)

Exhibit Number	Document Name	Exhibit Number
10.46	Investors Rights Agreement between eRoomSystem Technologies, Inc., Ash Capital, LLC, and certain security holders dated October 1, 2003	(10)
10.47	Termination and Release Agreement between eRoomSystem Technologies, Inc. and David S. Harkness dated October 1, 2003	(10)
10.48	Termination and Release Agreement between eRoomSystem Technologies, Inc. and Gregory L. Hrncir dated October 1, 2003	(10)
10.49	Consulting Agreement between eRoomSystem Technologies, Inc. and Gregory L. Hrncir dated October 1, 2003	(10)
10.50	Termination and Release Agreement between eRoomSystem Technologies, Inc. and Derek K. Ellis dated October 1, 2003	(10)
10.51	Consulting Agreement between eRoomSystem Technologies, Inc. and DM Family Limited Partnership dated October 1, 2003	(10)
10.52	Secured Convertible Promissory Note issued in favor of Adele Schwarty dated October 1, 2003	(10)
10.53	Secured Convertible Promissory Note issued in favor of David Heller dated October 1, 2003	(10)
10.54	Secured Convertible Promissory Note issued in favor of Evelyn Gestetner dated October 1, 2003	(10)
10.55	Secured Convertible Promissory Note issued in favor of Frieda Wolman dated October 1, 2003	(10)
10.56	Secured Convertible Promissory Note issued in favor of Gestetner Group, LLC dated October 1, 2003	(10)
10.57	Secured Convertible Promissory Note issued in favor of Hannah Sarah Frenkel dated October 1, 2003	(10)
10.58	Secured Convertible Promissory Note issued in favor of Helmsbridge Holdings Limited dated October 1, 2003	(10)
10.59	Secured Convertible Promissory Note issued in favor of Leah Weinstein dated October 1, 2003	(10)
10.60	Secured Convertible Promissory Note issued in favor of Liba Pappenheim dated October 1, 2003	(10)
10.61	Secured Convertible Promissory Note issued in favor of Maurice B. Brenig dated October 1, 2003	(10)
10.62	Secured Convertible Promissory Note issued in favor of Rose Kaminer dated October 1, 2003	(10)
10.63	Warrant to Purchase Shares of Common Stock issued in favor of Adele Schwarty dated October 1, 2003	(10)
10.64	Warrant to Purchase Shares of Common Stock issued in favor of David Heller dated October 1, 2003	(10)
10.65	Warrant to Purchase Shares of Common Stock issued in favor of Evelyn Gestetner dated October 1, 2003	(10)
10.66	Warrant to Purchase Shares of Common Stock issued in favor of Frieda Wolman dated October 1, 2003	(10)
10.67	Warrant to Purchase Shares of Common Stock issued in favor of Gestetner Group, LLC dated October 1, 2003	(10)
10.68	Warrant to Purchase Shares of Common Stock issued in favor of Hannah Sarah Frenkel dated October 1, 2003	(10)
10.69	Warrant to Purchase Shares of Common Stock issued in favor of Helmsbridge Holdings Limited dated October 1, 2003	(10)
10.70	Warrant to Purchase Shares of Common Stock issued in favor of Leah Weinstein dated October 1, 2003	(10)
10.71	Warrant to Purchase Shares of Common Stock issued in favor of Liba Pappenheim dated October 1, 2003	(10)
10.72	Warrant to Purchase Shares of Common Stock issued in favor of Maurice B. Brenig dated October 1, 2003	(10)
10.73	Warrant to Purchase Shares of Common Stock issued in favor of Rose Kaminer dated October 1, 2003	(10)
16.01	Letter regarding Change in Certifying Accountant	(1)
21.01	List of Subsidiaries	67

Exhibit Number	Document Name
99.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)	68
(1)	Previously filed as an exhibit to the registrant’s Registration Statement on Form SB-2, as filed with the Commission on April 14, 2000.
(2)	Previously filed as an exhibit to the registrant’s Pre-Effective Amendment No. 1 to its Registration Statement on Form SB-2, as filed with the Commission on June 9, 2000.
(3)	Previously filed as an exhibit to the registrant's Pre-Effective Amendment No. 2 to its Registration Statement on Form SB-2, as filed with the Commission on July 14, 2000.
(4)	Previously filed as an exhibit to the registrant's Pre-Effective Amendment No. 3 to its Registration Statement on Form SB-2, as filed with the Commission on July 19, 2000.
(5)	Previously filed as an exhibit to the registrant’s Registration Statement on Form SB-2, as filed with the Commission on December 22, 2000.
(6)	Previously filed as an exhibit to the registrant’s Pre-Effective Amendment No. 1 to its Registration Statement on Form SB-2, as filed with the Commission on February 5, 2000.
(7)	Previously filed as an exhibit to the registrant’s Annual Report on Form 10-KSB, as filed with the Commission on April 2, 2001.
(8)	Previously filed as an exhibit to the registrant’s Annual Report on Form 10-KSB, as filed with the Commission on April 1, 2002.
(9)	Previously filed as an exhibit to the registrant’s Quarterly Report on Form 10-QSB, as filed with the Commission on November 14, 2002.
(10)	Previously filed as an exhibit to the registrant’s Annual Report on Form 10-KSB, as filed with the Commission on March 30, 2004.
+

Confidential treatment has been granted with respect to certain portions of this agreement, including the exhibits thereto, of which certain portions have been omitted and filed separately with the Commission.

Exhibit 21.01

List of Subsidiaries

Name	Percentage
1. eRoomSystem Services, Inc., a Nevada corporation	100%
2. eRoomSystem SPE, Inc., a Nevada corporation	100%

EXHIBIT 99.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual report of eRoomSystem Technologies, Inc. (the "Company") on Form 10-KSB for the period ending December 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David A. Gestetner, Chairman, President, Chief Executive Officer and Secretary (Principal Executive Officer and Principal Accounting and Financial Officer) of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ David A. Gestetner	President, Chief Executive Officer, Secretary and and Chairman of the Board	March 24, 2005
David A. Gestetner	(Principal Executive Officer and Principal Financial and Accounting Officer)