Form 10QSB
period 2005-03-31
EROOMSYSTEM TECHNOLOGIES INC
filed 2005-05-20
CIK 1110361

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended: March 31, 2005
                                      ----------------------------------------
                                       OR

|_| TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from:____________ to ____________

      Commission file number:                   000-31037
                              --------------------------------------------------

                         eRoomSystem Technologies, Inc.
--------------------------------------------------------------------------------
                     (Exact name of small business issuer as
                            specified in its charter)

             Nevada                                         87-0540713
--------------------------------                  ------------------------------
  (State or other jurisdiction                           (I.R.S. Employer
of incorporation or organization)                       Identification No.)

                      1072 Madison Ave., Lakewood, NJ 08701
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (732) 730-0116
--------------------------------------------------------------------------------
                           (Issuer's telephone number)

--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.         YES |X| NO |_|

Applicable Only to Issuers Involved in Bankruptcy Proceedings During the Preceding Five Years

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by court.                       YES |_| NO |_|

Applicable Only to Corporate Issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     10,565,133 shares of common stock, $0.001 par value, as of May 19, 2005
--------------------------------------------------------------------------------

Transitional Small Business Disclosure Format (check one):        YES |_| NO |X|

                                   FORM 10-QSB

                                TABLE OF CONTENTS

                                                                                                                  PAGE
                                                                                                                  ----
PART I - FINANCIAL INFORMATION
         ITEM 1.  FINANCIAL STATEMENTS............................................................................1
                  Condensed Consolidated Balance Sheets (Unaudited)...............................................1
                  Condensed Consolidated Statements of Operations (Unaudited).....................................2
                  Condensed Consolidated Statements of Cash Flows (Unaudited).....................................3
                  Notes to Condensed Consolidated Financial Statements (Unaudited)................................4
         ITEM 2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION  AND  RESULTS  OF
                  OPERATIONS......................................................................................8

PART II - OTHER INFORMATION
         ITEM 1.  LEGAL PROCEEDINGS..............................................................................15
         ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS......................................................15
         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES................................................................15
         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................................15
         ITEM 5.  OTHER INFORMATION..............................................................................15
         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...............................................................15

PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.


                 eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                                          March 31,     December 31,
                                                                                            2005            2004
                                                                                        ------------    ------------
                                     ASSETS
CURRENT ASSETS
     Cash ...........................................................................   $    820,042    $    646,386
     Cash held in Escrow ............................................................             --         225,000
     Accounts receivable, net of allowance for doubtful accounts of $29,045 and
        $29,045 at March 31, 2005 and December 31, 2004, respectively ...............        202,348         164,586
     Prepaid expenses ...............................................................         27,043          16,317
     Subscription receivable ........................................................         10,000              --
     Miscellaneous receivables ......................................................          6,334              --
                                                                                        ------------    ------------
          Total Current Assets ......................................................      1,065,767       1,052,289
                                                                                        ------------    ------------
REFRESHMENT CENTERS IN SERVICE, net of accumulated depreciation of
     $1,906,044 and $1,777,378 at March 31, 2005 and December 31, 2004, respectively       1,741,477       1,870,143
                                                                                        ------------    ------------
PROPERTY AND EQUIPMENT
     Production equipment ...........................................................         22,210          22,210
     Computer equipment .............................................................         77,069          76,031
     Vehicles and other .............................................................         44,153          44,153
                                                                                        ------------    ------------
                                                                                             143,432         142,394
     Less accumulated depreciation and amortization .................................       (130,928)       (129,481)
                                                                                        ------------    ------------
          Net Property and Equipment ................................................         12,504          12,913
                                                                                        ------------    ------------
DEPOSITS ............................................................................         75,300          95,300
                                                                                        ------------    ------------

Total Assets ........................................................................   $  2,895,048    $  3,030,645
                                                                                        ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Notes payable and current portion of long-term debt ............................   $    233,015    $    228,337
     Accounts payable ...............................................................         76,059         109,089
     Accrued liabilities ............................................................         70,046         137,492
     Accrued interest ...............................................................         93,402          81,615
     Customer deposits ..............................................................         11,758          11,758
     Deferred maintenance revenue ...................................................         32,324          38,516
                                                                                        ------------    ------------
          Total Current Liabilities .................................................        516,604         606,807

LONG-TERM DEBT, net of current portion ..............................................      1,050,981       1,111,181
                                                                                        ------------    ------------

Total Liabilities ...................................................................      1,567,585       1,717,988
                                                                                        ------------    ------------
COMMITMENTS AND CONTINGENCIES .......................................................             --              --
STOCKHOLDERS' EQUITY
     Preferred stock, $0.001 par value; 5,000,000 shares authorized; none outstanding             --              --
     Common stock, $0.001 par value; 50,000,000 shares authorized; 10,565,133 shares and 10,465,133 shares outstanding at March 31, 2005
        and December 31, 2004, respectively .........................................         10,565          10,465
     Additional paid-in capital .....................................................     32,108,596      32,074,454
     Warrants and options outstanding ...............................................      1,083,990       1,109,930
     Note receivable from shareholder ...............................................        (75,578)        (74,759)
     Accumulated deficit ............................................................    (31,800,110)    (31,807,433)
                                                                                        ------------    ------------
          Total Stockholder's Equity ................................................      1,327,463       1,312,657
                                                                                        ------------    ------------

Total Liabilities and Stockholders' Equity ..........................................   $  2,895,048    $  3,030,645
                                                                                        ============    ============

See accompanying notes to unaudited condensed consolidated financial statements
                 eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

For the Three Months Ended March 31,                                                      2005         2004
--------------------------------------------------------------------------------------------------------------
REVENUE
    Revenue-sharing arrangements ....................................................   $ 271,039    $ 271,017
    Maintenance fees ................................................................      85,733       86,984
    Product sales ...................................................................       2,607          308
                                                                                        ---------    ---------
       Total Revenue ................................................................     359,379      358,309
                                                                                        ---------    ---------
COST OF REVENUE
    Revenue-sharing arrangements ....................................................     128,666      128,666
    Maintenance .....................................................................      14,285       16,749
    Product sales ...................................................................           7           --
                                                                                        ---------    ---------
       Total Cost of Revenue ........................................................     142,958      145,415
                                                                                        ---------    ---------
GROSS MARGIN ........................................................................     216,421      212,894
                                                                                        ---------    ---------

OPERATING EXPENSES
    Selling, general and administrative expense, including non-cash compensation
      of $(1,698) and $27,534, respectively .........................................     163,164      256,753
    Research and development expense ................................................       1,576           --
    Interest expense ................................................................      48,426       54,194
    Interest and other income .......................................................      (4,068)      (1,708)
                                                                                        ---------    ---------
       Net Operating Expenses .......................................................     209,098      309,239
                                                                                        ---------    ---------
Income (Loss) from Operations .......................................................       7,323      (96,345)
Gain on forgiveness of liabilities and debt .........................................          --      503,475
                                                                                        ---------    ---------
Net Income ..........................................................................   $   7,323    $ 407,130
                                                                                        =========    =========
Basic Earnings Per Common Share .....................................................   $    0.00    $    0.04
                                                                                        =========    =========
Diluted Earnings Per Common Share ...................................................   $    0.00    $    0.02
                                                                                        =========    =========

 See accompanying notes to unaudited condensed consolidated financial statements
                 eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Three Months Ended March 31,                                                            2005         2004
-------------------------------------------------------------------------------------------------------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income ...........................................................................   $    7,323    $  407,130
    Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation ......................................................................      130,113       133,038
       Gain on forgiveness of debt and liabilities .......................................           --      (503,475)
       Interest income from shareholder receivables ......................................         (819)           --
       Accretion of debt discount ........................................................       16,685        16,684
       Non-cash compensation expense .....................................................       (1,698)       27,534
    Changes in operating assets and liabilities:
          Cash released from escrow ......................................................      225,000            --
          Accounts receivable ............................................................      (37,762)      (10,600)
          Prepaid expenses ...............................................................      (10,726)          436
          Miscellaneous receivables ......................................................       (6,334)           --
          Accounts payable ...............................................................      (33,030)      (13,182)
          Accrued liabilities ............................................................      (55,659)        4,850
          Customer deposits and deferred maintenance revenue .............................       (6,192)        1,054
                                                                                             ----------    ----------
          Net Cash Provided By Operating Activities ......................................      226,901        63,469
                                                                                             ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of fixed assets .............................................................       (1,038)           --
    Change in long term deposits and restricted funds ....................................       20,000       (19,000)
                                                                                             ----------    ----------
          Net Cash Provided by (Used In) Investing Activities ............................       18,962       (19,000)
                                                                                             ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES
    Principal payments on long-term debt .................................................      (72,207)     (241,426)
                                                                                             ----------    ----------
          Net Cash Used in Financing Activities ..........................................      (72,207)     (241,426)
                                                                                             ----------    ----------

Net Increase (Decrease) in Cash ..........................................................      173,656      (196,957)
                                                                                             ----------    ----------
Cash at Beginning of Period ..............................................................      646,386       381,985
                                                                                             ----------    ----------

Cash at End of Period ....................................................................   $  820,042    $  185,028
                                                                                             ==========    ==========

Supplemental Cash Flows Information
    Cash paid for interest ...............................................................   $   19,955    $   33,839
                                                                                             ==========    ==========
Supplemental Disclosure of Noncash Investing and Financing Activities
    Stock options issued in settlement of accounts payable ...............................   $       --    $    8,855
                                                                                             ==========    ==========
    Exercise of stock options ............................................................   $   10,000    $       --
                                                                                             ==========    ==========

See accompanying notes to unaudited condensed consolidated financial statements

                 eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Condensed Financial Statements - The accompanying unaudited condensed consolidated financial statements include the accounts of eRoomSystem
Technologies, Inc. and its subsidiaries (the "Company"). These financial statements are condensed and, therefore, do not include all disclosures normally required by generally accepted accounting principles. These statements should be read in conjunction with the Company's annual financial statements included in the Company's December 31, 2004 Annual Report on Form 10-KSB. In particular, the Company's organization, nature of operations and significant accounting principles were presented in Note 1 to the consolidated financial statements in that report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying unaudited condensed consolidated financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying unaudited condensed consolidated financial statements for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2005.

Principles of Consolidation - The accompanying unaudited condensed consolidated financial statements include the accounts of eRoomSystem Technologies, Inc. and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

Cash Equivalents - In January 2004, the Company deposited $20,000 with a bank as collateral in order to effect electronic fund transfers through the bank. This certificate of deposit came due in January 2005, and was rolled into the checking account.

Stock-Based Compensation - At March 31, 2005, the Company has one stock-based employee compensation plan. The Company accounts for the plan under the recognition method and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. During the three months ended March 31, 2005 and 2004, the Company recognized $(1,698) and 17,334, respectively, of compensation expense relating to stock options and warrants and recognized $0 and $10,200, respectively, of compensation expense relating to stock awards. The following table illustrates the effect on net income and basic and diluted earnings per common share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

                 eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended March 31,                              2005          2004
---------------------------------------------------------------------------------------
Net income, as reported                                         $   7,323    $ 407,130

Add: Stock-based employee and consultant compensation
expenses included in net income                                    (1,698)      27,534

Deduct: Total stock-based employee and consultant
compensation expense determined under fair value based method
for all awards                                                        703      (41,790)

---------------------------------------------------------------------------------------
Pro forma net earnings                                          $   6,328    $ 392,874
---------------------------------------------------------------------------------------

Earnings per common share:
Basic as reported                                               $    0.00    $    0.04
Basic pro forma                                                 $    0.00    $    0.04
Diluted as reported                                             $    0.00    $    0.02
Diluted pro forma                                               $    0.00    $    0.02
---------------------------------------------------------------------------------------

Net Earnings Per Common Share - Basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding. Unvested common shares are considered to be stock options for purposes of computing earnings per share. Diluted earnings per common share is computed by dividing net income by the weighted-average number of common shares and dilutive potential common share equivalents outstanding. Potential common share equivalents consist of shares issuable upon the exercise of stock options and warrants, and shares issuable upon the conversion of debt.

The following table is a reconciliation  of the numerators and denominators used
in  the  calculation  of  basic  and  diluted   weighted-average  common  shares
outstanding for the three months ended March 31, 2005 and 2004:

------------------------------------------------------------------------------
For the Three Months Ended March 31,                      2005         2004
------------------------------------------------------------------------------
Basic net income                                     $     7,323   $   407,130
------------------------------------------------------------------------------
Interest expense from convertible debt                    24,115        24,093
------------------------------------------------------------------------------
Diluted net income                                   $    31,438   $   431,223
==============================================================================
Basic weighted-average common shares outstanding      10,468,466    10,385,911
------------------------------------------------------------------------------
Effect of dilutive securities
------------------------------------------------------------------------------
   Stock options and warrants                          4,622,479     4,195,810
------------------------------------------------------------------------------
   Convertible debt                                    7,316,667     7,316,667
------------------------------------------------------------------------------
Diluted weighted-average common shares outstanding    22,407,612    21,898,388
==============================================================================
Basic earnings per share                             $      0.00   $      0.04
------------------------------------------------------------------------------
Diluted earnings per share                           $      0.00   $      0.02
==============================================================================

At March 31, 2005 and 2004, there were potential common stock equivalents from options, warrants and convertible debt of 4,003,367 and 4,546,209, respectively, which were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

                 eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 - BUSINESS CONDITION

During the year ended December 31, 2004 and the three months ended March 31, 2005, the Company realized a net gain of $900,072 and $7,323, respectively. During the year ended December 31, 2004 and the three months ended March 31, 2005, the Company's operations provided $730,322 and $226,901 of cash, respectively. The Company had a cash balance of $820,042 as of March 31, 2005. Up until the year ended December 31, 2004, the Company suffered recurring losses. Although the Company realized a significant profit in 2004 it was primarily from non-recurring items, specifically gains on collection of previously written off receivables and gain on forgiveness of debt. This raises substantial doubt about the Company's ability to continue as a going concern. Management is attempting to obtain debt and equity financing for use in its operations. Realization of profitable operations or proceeds from the financing is not assured. Management is also attempting to find an entity interested in purchasing or merging with the Company.
 Completion of a sale or merger of the Company is not assured. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

NOTE 3 - NET INVESTMENT IN SALES-TYPE LEASE

During June 2004, the Company entered into an agreement with a hotel property owner that amended a previous revenue sharing lease agreement that had previously been non-performing. Under the terms of that agreement, the Company recovered a receivable that had been written off in the previous year.

The new lease agreement terminates on December 31, 2008 at which time the hotel property owner takes ownership of the refreshment centers. The property is to make monthly payments of $7,200. The new lease agreement has been classified as a sales-type capital lease. Because the property has a history of non-performance and is still under the supervision of a bankruptcy court, the net investment in the capital lease has been fully allowed against. The following lists the components of the net investment in the sales-type lease as of March 31, 2005:

      Total minimum lease payments to be received   $ 324,000

      Less:  Allowance for uncollectibles            (272,486)
                                                    ---------

      Net minimum lease payments receivable            51,514

      Less:  Unearned income                          (51,514)
                                                    ---------

      Net investment in sales-type lease            $      --
                                                    =========

The Company recorded revenue sharing and maintenance fee revenue in the amounts of $21,600 for the three months ended March 31, 2005.

Minimum lease payments for the nine months ended December 31, 2004 and each of the four succeeding fiscal years through the end of the lease term are as follows: $64,800 in 2005, $86,400 in 2006, $86,400 in 2007, and $86,400 in 2008.

                 eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4 - STOCKHOLDERS' EQUITY

During the three months ended March 31, 2005, the Company granted options to purchase 5,000 shares of common stock to an employee. These options, which vested immediately, have an exercise price of $0.24 per share and expire on February 24, 2008. The Company recognized $0 of compensation expense, which was the intrinsic value of the options on the date granted.

During the three months ended March 31, 2005, options to purchase 100,000 of common stock were exercised. The exercise price was $0.10 per share. The Company recorded a subscription receivable of $10,000 for the options. The Company received the funds in April 2005.

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

      Certain information included herein contains statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, such as statements relating to our anticipated revenues, gross margin and operating results, future performance and operations, plans for future expansion, capital spending, sources of liquidity and financing sources. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future, and accordingly, such results may differ from those expressed in any forward-looking statements made herein. These risks and uncertainties include, but are not limited to, those relating to our liquidity requirements, the continued growth of the lodging industry, the success of our product-development, marketing and sales activities, vigorous competition in the lodging industry, dependence on existing management, leverage and debt service (including sensitivity to fluctuations in interest rates), domestic or global economic conditions, the inherent uncertainty and costs of prolonged arbitration or litigation, and changes in federal or state tax laws or the administration of such laws. A complete discussion of these risks and uncertainties are contained in our Annual Report on Form 10-KSB, as filed with the Securities and Exchange Commission on March 24, 2005.

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

      Through our revenue-sharing plan, we have installed our products at little or no upfront cost to our customers and share in the recurring revenues generated from sales of goods and services related to our products. We retain the ownership of the eRoomServ refreshment centers and eRoomSafes throughout the term of the revenue-sharing agreements and the right to re-deploy any systems returned to us upon the expiration or earlier termination of the revenue-sharing agreements. Since the third quarter of 2002, we have failed to place any products, either on a revenue sharing or sale basis, and we cannot assure you that we will be successful in this effort in 2005.

      We have experienced some fluctuations in revenues in recent periods, but much less than in the past. The reason is that our revenue sources are fairly constant, relating to existing revenue sharing placements, maintenance and the sale of parts relating to refreshment centers previously sold to our hotel clients. We anticipate that over the next several years our revenues will be a blend of our existing products placed pursuant to our revenue-sharing program, and, to a lesser extent, from maintenance agreements and parts sales. We project that we will receive approximately 60% of the recurring revenues from the sale of goods and services generated by our eRoomServ refreshment centers and eRoomSafes currently placed pursuant to revenue-sharing agreements. Our customers receive the remainder of the recurring revenues. AMRESCO is paid from our portion of the revenues pursuant to our financing agreement with AMRESCO, relating solely to those units for which it previously provided financing.

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

      Profit margins may increase as a result of greater placement of our products pursuant to our revenue share program as well as further reductions in manufacturing costs and staff. We may also improve our future profit margins if we are successful in obtaining revenues through the sale of higher-priced, higher-margin, value added products such as our in-room energy management system and our information management services. We, however, have not placed new products in over two and one-half years.

      Maintenance fees are expected to constitute a greater percentage of total revenues in the future due to our focus on revenues generated from our revenue-sharing program, which requires maintenance agreements and realization of reduced fixed overhead expenses in connection with the maintenance of our revenue sharing products. However, the foregoing will not occur if we again fail to place additional equipment on a revenue sharing basis in 2005 to offset revenue sharing contracts that will expire over the next several fiscal quarters. Our installation, maintenance and license agreements stipulate that we collect a maintenance fee per eRoomServ refreshment center per day, payable on a monthly basis. Our objective is to generate gross profit margins of approximately 40% from our maintenance-related revenues. We base this expectation on our projected cost of maintenance of approximately $0.05 per unit per day and, pursuant to our maintenance agreements, our projected receipt of not less than $0.08 per unit per day.

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

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2005 AND 2004

      Revenues

      Revenue Sharing Arrangements -- Our revenue from revenue sharing arrangements was $271,039 for the three months ended March 31, 2005, compared to $271,017 for the three months ended March 31, 2004, representing an increase of $22, or less than 0.1%. The increase in revenue was immaterial.

      Maintenance Fee Revenues -- Our maintenance fee revenues were $85,733 for the three months ended March 31, 2005, compared to $86,984 for the three months ended March 31, 2004, representing a decrease of $1,251, or 1.4%. The decrease was not material.

      Product Sales -- Revenue from product sales was $2,607 for the three months ended March 31, 2005, compared to $308 for the three months ended March 31, 2004, representing an increase of $2,299, or 746.4%. The increase in revenues, while significant from a percentage perspective, was minimal in terms of the Company's overall financial results.

      Cost of Revenue

      Cost of Revenue Sharing Revenue -- Our cost of revenue sharing revenue was $128,666 for the three months ended March 31, 2005, compared to the same amount during the three months ended March 31, 2004. The gross margin percentage on revenue sharing revenue was 52.5% for the three months ended March 31, 2005 as well as for the three months ended March 31, 2004. The consistency in cost of revenue sharing revenue and gross margin reflects a consistent number of units placed on a revenue sharing basis year-over-year.

      Cost of Maintenance Fee Revenue -- Our cost of maintenance fee revenue was $14,285 for the three months ended March 31, 2005, compared to $16,749 for the three months ended March 31, 2004, representing a decrease of $2,464, or 14.7%. The gross margin percentage on maintenance fee revenues was 83.3% for the three months ended March 31, 2005 and 80.7% for the three months ended March 31, 2004. The decrease in our cost of maintenance fee revenue and the increase in gross margin percentages for the three months ended March 31, 2005, as compared to the same period in 2004, reflects the Company's continuing improvement in maintaining its products placed in the field and the decrease in fixed overhead relating to the field operations department.

      Cost of Product Sales Revenue -- Our cost of product sales revenue for the three months ended March 31, 2005 was $7 as compared to none for the three months ended March 31, 2004, an increase of $7, or 100.0%. The gross margin percentage on revenue from product sales revenue was 99.7% for the three months ended March 31, 2005 as compared to 100% for the three months ended March 31, 2004.

      The changes and percent changes with respect to our revenues and our cost of revenue for the three months ended March 31, 2005 and 2004 are summarized as follows:

                                                           For the Three Months
                                                              Ended March 31,
                                                        -------------------------
                                                                                                            Percent
                                                           2005             2004           Change           Change
                                                        ----------       ----------       ----------       ----------
REVENUE
          Revenue-sharing arrangements ...........      $  271,039       $  271,017       $       22               --
          Maintenance fees .......................          85,733           86,984           (1,251)
          Product sales ..........................           2,607              308            2,299            746.4%
                                                        ----------       ----------       ----------       ----------
                Total Revenue ....................      $  359,379       $  358,309       $    1,070
                                                        ----------       ----------       ----------       ----------

      COST OF REVENUE
          Revenue-sharing arrangements ...........         128,666          128,666               --               --
          Maintenance ............................          14,285           16,749           (2,464)            14.7%
          Product sales ..........................               7               --                7
                                                        ----------       ----------       ----------       ----------
                Total Cost of Revenue ............      $  142,958       $  145,415       $   (2,457)
                                                        ----------       ----------       ----------       ----------

      GROSS MARGIN PERCENTAGE
          Revenue-sharing arrangements ...........            52.5%            52.5%
          Maintenance ............................            83.3%            80.7%
          Product sales ..........................            99.7%           100.0%
                Total Gross Margin Percentage ....            60.2%            59.4%

      Although the preceding table summarizes the net changes and percent changes with respect to our revenues and our cost of revenue for the three months ended March 31, 2005 and 2004, the trends contained therein are limited and should not be viewed as a definitive indication of our future results.

      Operating Expenses

      Selling, General and Administrative -- Selling, general and administrative expenses, including non-cash compensation expense, were $163,164 for the three months ended March 31, 2005, compared to $256,753 for the three months ended March 31, 2004, representing a decrease of $93,589, or 36.5%. The decrease in our selling, general and administrative expenses from the three months ended March 31, 2005 to the three months ended March 31, 2004 reflects our ongoing commitment to further reduce fixed overhead expenses.

      Research and Development Expenses -- Research and development expenses were $1,576 for the three months ended March 31, 2005, compared to none for the three months ended March 31, 2004, representing an increase of $1,576, or 100.0%. Research and development expenses represented 0.4% of our total revenue for the three months ended March 31, 2005, and zero percent of our total revenue for the three months ended March 31, 2004. The increase in research and development expenses related to a minimal amount of research and development undertaken during the three months ended March 31, 2005.

      Interest expense was $48,426 for the three months ended March 31, 2005 as compared to $54,194 for the three months ended March 31, 2004, a decrease of $5,768, or 10.6%. The decrease in interest expense related primarily to the material reduction in the interest rate relating to the AMRESCO loan fundings. In the fiscal quarter ended March 31, 2005, we did not realize a gain on forgiveness of liabilities and debt, as compared to a gain of $503,475 in the fiscal quarter ended March 31, 2004.

      Net Income (Loss) Attributable to Common Stockholders

      We realized net income of $7,323 during the three months ended March 31, 2005 as compared to net income of $407,130 during the three months ended March 31, 2004. The $399,807 decrease was due primarily to the material gain on the forgiveness of debt and liabilities which occurred in the three months ended March 31, 2004, offset, in part, by a reduction in selling, general and administrative expenses which occurred in the three months ended March 31, 2005. We may incur losses in the future.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2005, our principal sources of liquidity consisted of $820,042 of cash and working capital of $549,163, as compared to $646,386 of cash and working capital of $445,482 at December 31, 2004. In addition, our stockholders' equity was $1,327,463 at March 31, 2005, compared to stockholders' equity of $1,312,657 at December 31, 2004, an increase of $14,806. The increase in cash reflects the increase in working capital and stockholders' equity.

      Our accumulated deficit decreased from $31,807,433 at December 31, 2004 to $31,800,110 at March 31, 2005. The $7,323 decrease in accumulated deficit resulted directly from the net income realized for the three months ended March 31, 2005. Our accumulated deficit may increase in the future.

      Our operations provided net cash of $226,901 during the three months ended March 31, 2005, as compared to $63,469 of net cash during the three months ended March 31, 2004. The $163,432 increase in the net cash provided by our operating activities primarily resulted from the cash released from escrow in the amount of $225,000 during the three months ended March 31, 2005, and the $503,475 gain on forgiveness of debt and liabilities which occurred during the three months ended March 31, 2004, offset, in part, by the decrease in net income of $399,807, among other items.

      Investing activities for the three months ended March 31, 2005 provided $18,962 of net cash, as compared to $19,000 of net cash used during the three months ended March 31, 2004. The increase in net cash provided related primarily to the $20,000 decrease in long-term deposits and restricted funds during the three months ended March 31, 2005 and the increase in long-term deposits and restricted funds during the three months ended March 31, 2004.

      Financing activities used $72,207 during the three months ended March 31, 2005 compared to providing net cash of $241,426 during the three months ended March 31, 2004. The decrease of $169,219 of net cash used in financing activities primarily resulted from the payment made to RSG Investments, LLC, or RSG, relating to our final settlement of an outstanding loan with RSG during the three months ended March 31, 2004.

      The placement of products under revenue-sharing arrangements is capital intensive. We estimate that we must maintain approximately 6,500 units pursuant to our revenue-sharing program in order to provide adequate cash to sustain our operations. As of March 31, 2005, we had 6,630 units placed pursuant to our revenue-sharing program. We will require additional cash to finance future product placements.

      On September 18, 2002, we were notified by AMRESCO Leasing Corporation of its intention to cease funding loans to us. We believe a new financing relationship is an absolute requirement to compete in our sector and to offer hotel clients a revenue sharing alternative. There can be no assurance that we will be successful in procuring a new financing line, and if successful that the terms of such new financing will be favorable to us. If a new financing relationship is not procured, our financial condition and results of operation will likely be adversely affected as existing revenue sharing contracts reach maturity.

      In addition to procuring a new financing line, there is a need for additional working capital to fund our business operations. To this end, On October 1, 2003, we received a total of $250,000 from Gestetner Group, LLC and other third-party lenders (the "Noteholders") in consideration for which the Company issued secured convertible promissory notes ("Notes"), in the original principal amount of $250,000, collectively. The terms of the Notes provide (i) for interest to accrue at the rate of 8% per annum, (ii) a maturity date of the earlier of (a) October 1, 2008, (b) the date of approval of the Board of Directors regarding the merger of the Company with or into any third party or the sale of all or substantially all of the assets of the Company, or (c) the date of the closing of any financing (other than commercial credit facilities), the gross proceeds of which are at least $1,000,000 and (iii) the right of the Noteholders, at any time, to convert all outstanding principal and accrued and unpaid interest into shares of common stock of the Company at the rate of $0.05 per share. In addition, the Noteholders have been issued, collectively, warrants to purchase 5,000,000 shares of common stock of the Company, exercisable at $0.05 per share at any time through October 1, 2008.

      We have made significant progress in reducing our fixed overhead expenses and we have realized several consecutive profitable quarters. However, we will require additional capital to place new equipment. Further, as existing revenue sharing contracts expire, the cash flow necessary to support our operations will not be sufficient without utilizing our existing cash reserves.

CONTRACTUAL CASH OBLIGATIONS AND COMMERCIAL COMMITMENTS

      The following table presents our contractual cash obligations and commercial commitments as of March 31, 2005. We have no other significant contractual obligations or commercial commitments either on or off balance sheet as of this date.

CONTRACTUAL CASH                                                   PAYMENTS DUE BY PERIOD
OBLIGATIONS
                                           TOTAL       < 1 YEAR         1-3 YEARS          4-5 YEARS        > 5 YEARS
----------------------------------    -------------    ------------    ---------------    --------------    -------------
Long-term Debt                           1,691,531         371,621            951,190           368,720                --
----------------------------------    -------------    ------------    ---------------    --------------    -------------
Capital Lease Obligations                    1,341           1,341                 --                --                --
----------------------------------    -------------    ------------    ---------------    --------------    -------------
TOTAL                                    1,692,872         372,962            951,190           368,720                --

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

      We are, from time to time, parties to legal proceedings arising out of our business. We believe that there are no proceedings pending or threatened against us which, if determined adversely, would have a material adverse effect on our business, financial condition, and results of operations or liquidity.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

      Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

      Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      Not applicable.

ITEM 5. OTHER INFORMATION.

      Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

      (a)   Exhibits.
            ---------
            31 Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

Date: May 20, 2005                    By:  /s/ David A. Gestetner
                                          --------------------------------------
                                           David A. Gestetner
                                      Its: Chief Executive Officer and President