Form 10QSB
period 2005-06-30
EROOMSYSTEM TECHNOLOGIES INC
filed 2005-08-15
CIK 1110361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	June 30, 2005

OR

☐	TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:	to

Commission file number:	000-31037

eRoomSystem Technologies, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	87-0540713
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

10,587,433 shares of common stock, $0.001 par value, as of August 15, 2005

Transitional Small Business Disclosure Format (check one): YES ☐ NO ☒

FORM 10-QSB

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
	2005	2004
ASSETS
CURRENT ASSETS
Cash	$834,154	$646,386
Cash held in escrow	-	225,000
Accounts receivable, net of allowance for doubtful accounts of $35,287 and $29,045 at June 30, 2005 and December 31, 2004, respectively	218,712	164,586
Prepaid expenses	20,668	16,317
Total Current Assets	1,073,534	1,052,289

REFRESHMENT CENTERS IN SERVICE, net of accumulated depreciation of
$2,034,710 and $1,777,378 at June 30, 2005 and December 31, 2004, respectively	1,612,810	1,870,143

PROPERTY AND EQUIPMENT
Production equipment	22,210	22,210
Computer equipment	77,069	76,031
Vehicles and other	44,153	44,153
	143,432	142,394
Less accumulated depreciation and amortization	(132,267)	(129,481)

Net Property and Equipment	11,165	12,913

INVESTMENT IN MARKETABLE SECURITIES	14,075	-
NOTE RECEIVABLE, net of unamortized discount of $3,831 and $0 at June 30, 2005 and
December 31, 2004, respectively	146,169	-
DEPOSITS	75,300	95,300

Total Assets	$2,933,053	$3,030,645

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Notes payable and current portion of long-term debt	$238,177	$228,337
Accounts payable	71,135	109,089
Accrued liabilities	72,997	137,492
Accrued interest	105,319	81,615
Customer deposits	11,758	11,758
Deferred maintenance revenue	32,420	38,516

Total Current Liabilities	531,806	606,807

LONG-TERM DEBT, net of current portion	989,028	1,111,181

Total Liabilities	1,520,834	1,717,988

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none outstanding	-	-
Common stock, $0.001 par value; 50,000,000 shares authorized; 10,587,433 shares
and 10,465,433 shares outstanding at June 30, 2005 and December 31, 2004, respectively	10,587	10,465
Additional paid-in capital	32,113,394	32,074,454
Warrants and options outstanding	1,094,824	1,109,930
Note receivable from shareholder	(76,388)	(74,759)
Accumulated deficit	(31,730,198)	(31,807,433)

Total Stockholders' Equity	1,412,219	1,312,657

Total Liabilities and Stockholders' Equity	$2,933,053	$3,030,645

See accompanying notes to unaudited condensed consolidated financial statements

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
REVENUE
Revenue-sharing arrangements	$306,407	$268,160	$577,446	$539,177
Maintenance fees	81,756	91,105	167,489	178,089
Product sales	2,336	7,390	4,943	7,698

Total Revenue	390,499	366,655	749,878	724,964

COST OF REVENUE
Revenue-sharing arrangements	128,667	129,126	257,333	257,792
Maintenance	17,533	20,076	31,818	36,825
Product sales	1,254	2,940	1,261	2,940

Total Cost of Revenue	147,454	152,142	290,412	297,557

GROSS MARGIN	243,045	214,513	459,466	427,407

OPERATING EXPENSES
Selling, general and administrative expense, including non-cash compensation of $11,034, $1,067, $9,366 and $28,601, respectively	135,392	192,306	298,556	449,059
Research and development expense	383	10,500	1,959	10,500
Interest expense	47,289	55,851	95,715	110,045
Gain on collection of previously written off receivable	-	(200,000)	-	(200,000)
Interest and other income	(9,931)	(1,263)	(13,999)	(2,971)

Net Operating Expenses	173,133	57,394	382,231	366,633

Income from Operations	69,912	157,119	77,235	60,774
Gain on forgiveness of liabilities and debt	-	91,990	-	595,465

Net Income	$69,912	$249,109	$77,235	$656,239

Basic Earnings Per Common Share	$0.01	$0.02	$0.01	$0.06

Diluted Earnings Per Common Share	$0.00	$0.01	$0.01	$0.03

See accompanying notes to unaudited condensed consolidated financial statements

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Six Months Ended June 30,	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$77,235	$656,239
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	260,119	263,859
Gain on forgiveness of debt and liabilities	-	(595,465)
Interest income from shareholder receivables	(1,629)	(1,621)
Accretion of debt discount	33,553	33,553
Amortization of discount on note receivable	(244)	-
Non-cash compensation expense	9,336	28,601
Changes in operating assets and liabilities:
Cash held in escrow	225,000	(200,000)
Accounts receivable	(54,126)	20,536
Prepaid expenses	(4,351)	1,278
Accounts payable	(37,954)	(41,620)
Accrued liabilities	(40,791)	16,186
Customer deposits and deferred maintenance revenue	(6,096)	(7)

Net Cash Provided By Operating Activities	460,052	181,539

CASH FLOWS FROM INVESTING ACTIVITIES
Change in long term deposits and restricted funds	20,000	(19,000)
Purchase of fixed assets	(1,038)	-
Purchase of investment and note receivable	(160,000)	-

Net Cash Used in Investing Activities	(141,038)	(19,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of options	14,620	-
Principal payments on long-term debt	(145,866)	(309,440)

Net Cash Used in Financing Activities	(131,246)	(309,440)

Net Increase (Decrease) in Cash	187,768	(146,901)

Cash at Beginning of Period	646,386	381,985

Cash at End of Period	$834,154	$235,084

Supplemental Cash Flows Information
Cash paid for interest	$38,457	$54,400
Supplemental Disclosure of Noncash Investing and Financing Activities
Stock options issued in settlement of accounts payable	$-	$31,688

See accompanying notes to unaudited condensed consolidated financial statements

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Condensed Financial Statements - The accompanying unaudited condensed consolidated financial statements include the accounts of eRoomSystem Technologies, Inc. and its subsidiaries (the "Company"). These financial statements are condensed and, therefore, do not include all disclosures normally required by generally accepted accounting principles. These statements should be read in conjunction with the Company's annual financial statements included in the Company's December 31, 2004 Annual Report on Form 10-KSB. In particular, the Company's organization, nature of operations and significant accounting principles were presented in Note 1 to the consolidated financial statements in that report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying unaudited condensed consolidated financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying unaudited condensed consolidated financial statements for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2005.

Principles of Consolidation - The accompanying unaudited condensed consolidated financial statements include the accounts of eRoomSystem Technologies, Inc. and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

Cash Equivalents - In January 2004, the Company deposited $20,000 with a bank as collateral in order to effect electronic fund transfers through the bank. This certificate of deposit came due in January 2005, and was transferred into the Company’s checking account.

Stock-Based Compensation - At June 30, 2005, the Company has one stock-based employee compensation plan. The Company accounts for the plan under the recognition method and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. During the six months ended June 30, 2005 and 2004, the Company recognized $9,336 and $18,401, respectively, of compensation expense relating to stock options and warrants and recognized $0 and $10,200, respectively, of compensation expense relating to stock awards. The following table illustrates the effect on net income and basic and diluted earnings per common share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2005	2004	2005	2004

Net income, as reported	$69,912	$249,109	$77,235	$656,239

Add: Stock-based employee and consultant compensation expenses included in net income	11,034	1,067	9,336	28,601

Deduct: Total stock-based employee and consultant compensation expense determined under fair value based method for all awards	(12,768)	(29,696)	(12,025)	(48,965)

Pro forma net earnings	$68,178	$220,480	$74,546	$635,875

Earnings per common share:
Basic as reported	$0.01	$0.02	$0.01	$0.06
Basic pro forma	$0.01	$0.02	$0.01	$0.06
Diluted as reported	$0.00	$0.01	$0.01	$0.03
Diluted pro forma	$0.00	$0.01	$0.01	$0.03

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

The following table is a reconciliation of the numerators and denominators used in the calculation of basic and diluted weighted-average common shares outstanding for the three and six months ended June 30, 2005 and 2004:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,

	2005	2004	2005	2004
Basic net income	$69,912	$249,109	$77,235	$656,239
Interest expense from convertible debt	24,515	24,515	48,608	48,608
Diluted net income	$94,427	$273,624	$125,843	$704,847
Basic weighted-average common shares outstanding	10,565,899	10,443,933	10,517,889	10,414,922
Effect of dilutive securities
Stock options and warrants	4,851,404	4,725,761	4,851,113	4,503,367
Convertible debt	7,316,667	7,316,667	7,316,667	7,316,667

Diluted weighted-average common shares outstanding	22,733,970	22,486,361	22,685,669	22,234,956
Basic earnings per share	$0.01	$0.02	$0.01	$0.06
Diluted earnings per share	$0.00	$0.01	$0.01	$0.03

At June 30, 2005 and 2004, there were potential common stock equivalents from options, warrants and convertible debt of 3,762,733 and 4,190,804, respectively, which were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)

NOTE 2 - BUSINESS CONDITION

During the year ended December 31, 2004 and the six months ended June 30, 2005, the Company realized a net gain of $900,072 and $77,235, respectively. During the year ended December 31, 2004 and the six months ended June 30, 2005, the Company's operations provided $730,322 and $460,052 of cash, respectively. The Company had a cash balance of $834,154 as of June 30, 2005. Up until the year ended December 31, 2004, the Company suffered recurring losses. Although the Company realized a significant profit in 2004 it was primarily from non-recurring items, specifically gains on collection of previously written off receivables and gain on forgiveness of debt. This raises substantial doubt about the Company's ability to continue as a going concern. Realization of continued profitable operations is not assured.

The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

NOTE 3 - INVESTMENT IN IDENTICA

On May 20, 2005 the Company invested $10,000 in Identica Corporation, an Ontario, Canada corporation, or Identica, by purchasing 1,666,667 shares of common stock, or $0.006 per share. This investment represents 10% of Identica’s outstanding capital stock on a fully-diluted basis. Identica is a privately held company that has expressed an interest in becoming a public company in the future. This investment will be carried at the lower of cost or market and will be periodically evaluated for impairment.

In addition, the Company loaned Identica $150,000 in cash. The loan is secured by a security interest in all the assets of Identica and is evidenced by a promissory note. The terms of the promissory note include interest accruing on the unpaid principal balance commencing twenty-four (24) months from date of the loan at the rate of ten percent per annum and a maturity date of June 20, 2007. In consideration for making the loan, the Company was issued a warrant to purchase one million (1,000,000) shares of common stock of Identica, exercisable at $0.15 per share at any time through May 20, 2010. The warrants were valued at $4,075 using the Black-Scholes pricing model with the following assumptions: risk free interest rate 3.88%, dividend yield of 0.0%, volatility of 150% and expected life of 5 years. The discount will be amortized over the expected twenty-five month term as interest income.

NOTE 4 - NET INVESTMENT IN SALES-TYPE LEASE

During June 2004, the Company entered into an agreement with a hotel property owner that amended a revenue sharing lease agreement that had been non-performing. Under the terms of the amended agreement, the Company recovered a receivable that had been written off in the previous year.

The amended revenue sharing lease agreement terminates on December 31, 2008 at which time the hotel property owner takes ownership of the refreshment centers. The property is to make monthly payments of $7,200. The new lease agreement has been classified as a sales-type capital lease. Because the property has a history of non-performance and is still under the supervision of a bankruptcy court, the net investment in the capital lease has been fully allowed against.

The following list details the components of the net investment in the sales-type lease as of June 30, 2005:

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)

Total minimum lease payments to be received	$302,400

Less: Allowance for uncollectibles	(254,320)

Net minimum lease payments receivable	48,080

Less: Unearned income	(48,080)

Net investment in sales-type lease	$--

The Company recorded revenue sharing and maintenance fee revenue in the amounts of $21,600 and $43,200 for the three and six months ended June 30, 2005, respectively.

Minimum lease payments for the six months ended December 31, 2005, and each of the three final fiscal years of the lease term, are as follows: $43,200 in 2005, $86,400 in 2006, $86,400 in 2007, and $86,400 in 2008.

NOTE 5 - STOCKHOLDERS' EQUITY

During the six months ended June 30, 2005, the Company granted options to purchase 15,000 shares of common stock to employees. These options, which vested immediately, have an exercise price ranging from $0.22 to $0.24 per share and are exercisable through May 5, 2008. The Company recognized $0 of compensation expense, which represented the intrinsic value of the options on the dates granted.

During the six months ended June 30, 2005, options to purchase 122,000 shares of common stock were exercised for cash proceeds of $14,620. The exercise price ranged from $0.10 - $0.26 per share.

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

In addition to our core competencies noted above, on May 20, 2005 we invested $10,000 in Identica Corporation, an Ontario, Canada based entity, by purchasing 1,666,667 shares of common stock, or $0.006 per share. Identica Corporation, or Identica is a distributor and integrator of next-generation biometric security solutions, including the TechSphere hand vascular pattern biometric technology. This technology, unlike other biometric products, offers superior performance by eliminating degradation typically found with other solutions as a result of dryness, scars and contamination of the hand. Identica’s products and services have been designed to eliminate the threat of security breaches by protecting companies against unauthorized access and fraudulent activities. The identity security solutions offered by Identica have been developed by leading biometric security vendors and are exclusively distributed by Identica in North America. Our $10,000 investment in Identica represents 10% of Identica’s outstanding capital stock on a fully-diluted basis. In addition, we have loaned Identica $150,000 in cash. The loan is secured by a security interest in all the assets of Identica and is evidenced by a promissory note. In consideration for making the loan, we were issued a warrant to purchase one million (1,000,000) shares of common stock of Identica, exercisable at $0.15 per share at any time through May 20, 2010. We may make additional investments in privately-held and publicly traded emerging growth stage companies in the future.

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

Through our revenue-sharing plan, we install our products at little or no upfront cost to our customers and share in the recurring revenues generated from sales of goods and services related to our products. We retain the ownership of the eRoomServ refreshment centers and eRoomSafes throughout the term of the revenue-sharing agreements and the right to re-deploy any systems returned to us upon the expiration or earlier termination of the revenue-sharing agreements. In 2004 and the first half of 2005, we failed to place any products, either on a revenue sharing or sale basis, and we cannot assure you that we will be successful in this effort going forward. The reason for the foregoing was the lack of available capital, including the termination of the AMRESCO financing line in 2002.

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

REVENUE RECOGNITION

Sales revenue from our products is recognized upon completion of installation and acceptance by the customer. Sales revenue from the placement of our eRoomServ refreshment centers and eRoomSafes under our revenue-sharing program are accounted for similar to an operating lease, with the revenues recognized as earned over the term of the agreement. In some instances, our revenue-sharing agreements provide for a guaranteed minimum daily payment by the hotel. We negotiate our portion of the revenues generated under our revenue-sharing program based upon the cost of the equipment installed and the estimated daily sales per unit for the specific customer. We seek a gross profit margin of 40% on the sale and placement through our revenue-sharing program of eRoomServ refreshment centers, eRoomSafes, eRoomTrays and eRoomEnergy management products. We typically enter into installation, maintenance and license agreements with our customers. Installation, maintenance and license revenues are recognized as the services are performed or pro rata over the service period. We defer all revenue paid in advance relating to future services and products not yet installed and accepted by our customers.

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

Results of Operations

Comparison of Three Months Ended June 30, 2005 and 2004

Revenues

Revenue Sharing Arrangements — Our revenue from revenue sharing arrangements was $306,407 for the three months ended June 30, 2005, compared to $268,160 for the three months ended June 30, 2004, representing an increase of $38,247, or 14.3%. The increase in revenue from revenue sharing arrangements was due primarily to realization of better revenue production from revenue sharing units during the three months ended June 30, 2005 as compared to the three months ended June 30, 2004.

Maintenance Fee Revenues — Our maintenance fee revenues were $81,756 for the three months ended June 30, 2005, compared to $91,105 for the three months ended June 30, 2004, representing a decrease of $9,349, or 10.3%. The decrease was due to a decreased number of units under maintenance contract.

Product Sales — Revenues from product sales were $2,336 for the three months ended June 30, 2005, compared to $7,390 for the three months ended June 30, 2004, representing a decrease of $5,054, or 68.4%. The decrease, while significant in percentage terms, is not otherwise material given the extremely limited sales volume.

Cost of Revenue

Cost of Revenue Sharing Revenue — Our cost of revenue sharing revenue was $128,667 for the three months ended June 30, 2004, compared to $129,126 during the three months ended June 30, 2004, representing a decrease of $459, or 0.4%. The decrease in cost of revenue sharing revenue was immaterial. The gross margin percentage on revenue sharing revenue was 58.0% for the three months ended June 30, 2005 and 51.8% for the three months ended June 30, 2004. The increase in gross margin percentage was primarily due to an increase in revenue as noted above.

Cost of Maintenance Fee Revenue — Our cost of maintenance fee revenue was $17,533 for the three months ended June 30, 2005, compared to $20,076 for the three months ended June 30, 2004, representing a decrease of $2,543, or 12.7%. The gross margin percentage on maintenance fee revenues was 78.6% for the three months ended June 30, 2005 and 78.0% for the three months ended June 30, 2004. The decrease in our cost of maintenance fee revenue was offset by proportionately lower maintenance fee revenue thereby resulting in a similar gross margin for maintenance fee revenue in the two periods.

Cost of Product Sales Revenue — Our cost of product sales revenue for the three months ended June 30, 2005 was $1,254, as compared to $2,940 for the three months ended June 30, 2004, a decrease of $1,686, or 57.3%. The gross margin percentage on revenue from product sales revenue was 46.3% for the three months ended June 30, 2005 as compared to 60.2% for the three months ended June 30, 2004. While the percentage change in cost of product sales revenue is material, given the extremely limited product sales in the two periods, the change from period to period is immaterial.

The changes and percent changes with respect to our revenues and our cost of revenue for the three months ended June 30, 2005 and 2004 are summarized as follows:

	For the Three Months Ended June 30,			Percent
	2005	2004	Change	Change
REVENUE
Revenue-sharing arrangements	$306,407	$268,160	$38,247	14.3%
Maintenance fees	81,756	91,105	9,349	(10.3)%
Product sales	2,336	7,390	5,054	(68.4)%
Total Revenue	$390,499	$366,655	$23,844	6.5%

COST OF REVENUE
Revenue-sharing arrangements	128,667	129,126	459	(0.4)%
Maintenance	17,533	20,076	2,543	(12.7)%
Product sales	1,254	2,940	1,686	(57.3)%
Total Cost of Revenue	$147,454	$152,142	$4,688	(3.1)%

GROSS MARGIN PERCENTAGE
Revenue-sharing arrangements	58.0%	51.8%
Maintenance	78.6%	78.0%
Product sales	46.3%	60.2%
Total Gross Margin Percentage	62.2%	58.5%

Although the preceding table summarizes the net changes and percent changes with respect to our revenues and our cost of revenue for the three months ended June 30, 2005 and 2004, the trends contained therein are limited and should not be viewed as a definitive indication of our future results.

Expenses and Other Income

Selling, General and Administrative — Selling, general and administrative expenses were $135,392 for the three months ended June 30, 2005, compared to $192,306 for the three months ended June 30, 2004, representing a decrease of $56,914, or 29.6%. The decrease in our selling, general and administrative expenses from the three months ended June 30, 2005 to the three months ended June 30, 2004 reflects our ongoing efforts to further reduce fixed overhead expenses.

Research and Development Expenses — Research and development expenses were $383 for the three months ended June 30, 2005, compared to $10,500 for the three months ended June 30, 2004, representing a decrease of $10,117, or 96.4%. Research and development expenses represented 0.1% of our total revenue for the three months ended June 30, 2005 and 2.9% of our total revenue for the three months ended June 30, 2004. The decrease in research and development expenses was due to no new research and development projects for the three months ended June 30, 2005.

Interest Expense for the three months ended June 30, 2005 was $47,289 as compared to $55,851 for the same period in 2004, a decrease of $8,562, or 15.3%. In the three months ended June 30, 2004, the Company realized a gain on collection of a previously written off receivable in the amount of $200,000. No such gains were recognized in the three months ended June 30, 2005. Income from operations was $69,912 for the second quarter of 2005 as compared to $157,119 for the same period in 2004. The Company also realized a gain on forgiveness of liabilities and debt of $91,990 in the three months ended June 30, 2004.

Net Income Attributable to Common Stockholders

We realized net income of $69,912 during the three months ended June 30, 2005 as compared to $249,109 during the three months ended June 30, 2004. The $179,197 decrease was due primarily to material gains on the forgiveness of debt and liabilities and on the collection of a previously written of receivable in the three months ended June 30, 2004, offset, in part, by slightly better gross margins and continued reductions in selling, general and administrative expense.

Comparison of Six Months Ended June 30, 2005 and 2004

Revenues

Revenue Sharing Arrangements — Our revenue from revenue sharing arrangements was $577,446 for the six months ended June 30, 2005, compared to $539,177 for the six months ended June 30, 2004, representing an increase of $38,269, or 7.1%. The increase in revenue from revenue sharing arrangements was due primarily to better revenue realization from revenue sharing units in service during the six months ended June 30, 2005 as compared to the six months ended June 30, 2004.

Maintenance Fee Revenues — Our maintenance fee revenues were $167,489 for the six months ended June 30, 2005, compared to $178,089 for the six months ended June 30, 2004, representing a decrease of $10,600, or 6.0%. The decrease was due to a decrease in units under maintenance contract.

Product Sales — Revenues from product sales were $4,943 for the six months ended June 30, 2005, compared to $7,698 for the six months ended June 30, 2004, representing a decrease of $2,755, or 35.8%. The decrease, while significant in percentage terms, is not otherwise material given the extremely limited sales volume.

Cost of Revenue

Cost of Revenue Sharing Revenue — Our cost of revenue sharing revenue was $257,333 for the six months ended June 30, 2005, as compared to $257,792 for the six months ended June 30, 2004, representing a decrease of $459, or 0.2%. The gross margin percentage on revenue sharing revenue was 55.4% for the six months ended June 30, 2005 and 52.2% for the six months ended June 30, 2004.

Cost of Maintenance Fee Revenue — Our cost of maintenance fee revenue was $31,818 for the six months ended June 30, 2005, compared to $36,825 for the six months ended June 30, 2004, representing a decrease of $5,007, or 13.6%. The gross margin percentage on maintenance fee revenues was 81.0% for the six months ended June 30, 2005 and 79.3% for the six months ended June 30, 2004. The continued decrease in our cost of maintenance fee revenue and the increase in gross margin percentages for the six months ended June 30, 2005, as compared to the six months ended June 30, 2004, was due to slightly improved operational efficiencies and reductions in fixed overhead relating to our field operations department.

Cost of Product Sales Revenue — Our cost of product sales revenue for the six months ended June 30, 2005 was $1,261 as compared to $2,940 for the six months ended June 30, 2004, a decrease of $1,679, or 57.1%. The gross margin percentage on revenue from product sales revenue was 74.5% for the six months ended June 30, 2005 as compared to 61.8% for the six months ended June 30, 2004. While the percentage change in cost of product sales revenue is material, given the extremely limited product sales in the two periods, the change from period to period is immaterial.

The changes and percent changes with respect to our revenues and our cost of revenue for the six months ended June 30, 2005 and 2004 are summarized as follows:

	For the Six Months Ended June 30,			Percent
	2005	2004	Change	Change
REVENUE
Revenue-sharing arrangements	$577,446	$539,177	$38,269	7.1%
Maintenance fees	167,489	178,089	10,600	(6.0)%
Product sales	4,943	7,698	2,755	(35.8)%
Total Revenue	$749,878	$724,964	$24,914	3.4%

COST OF REVENUE
Revenue-sharing arrangements	257,333	257,792	459	(0.2)%
Maintenance	31,818	36,825	5,007	(13.6)%
Product sales	1,261	2,940	1,679	(57.1)%
Total Cost of Revenue	$290,412	$297,557	$7,145	(2.4)%

GROSS MARGIN PERCENTAGE
Revenue-sharing arrangements	55.4%	52.2%
Maintenance	81.0%	79.3%
Product sales	74.5%	61.8%
Total Gross Margin Percentage	61.3%	59.0%

Although the preceding table summarizes the net changes and percent changes with respect to our revenues and our cost of revenue for the six months ended June 30, 2005 and 2004, the trends contained therein are limited and should not be viewed as a definitive indication of our future results.

Expenses and Other Income

Selling, General and Administrative — Selling, general and administrative expenses were $298,556 for the six months ended June 30, 2005, compared to $449,059 for the six months ended June 30, 2004, representing a decrease of $150,503, or 33.5%. The decrease in our selling, general and administrative expenses from the six months ended June 30, 2005 to the six months ended June 30, 2004 reflects our continued efforts to further reduce fixed overhead expenses.

Research and Development Expenses — Research and development expenses were $1,959 for the six months ended June 30, 2005, compared to $10,500 for the six months ended June 30, 2004, representing a decrease of $8,541, or 81.3%. Research and development expenses represented 0.3% of our total revenue for the six months ended June 30, 2005 and 1.4% of our total revenue for the six months ended June 30, 2004. The decrease in research and development expenses is due to no significant research and development projects for the six months ended June 30, 2005.

Interest expense for the six months ended June 30, 2005 was $95,715 as compared to $110,045 for the same period in 2004, a decrease of $14,330, or 13.0%. In the six months ended June 30, 2004, the Company realized a gain on collection of a previously written off receivable in the amount of $200,000. No such gains were realized in the six months ended June 30, 2005. Income from operations was $77,235 for the first half of fiscal 2005 as compared to $60,774 for the same period in 2004. The Company also realized a gain on forgiveness of liabilities and debt of $595,465 for the six months ended June 30, 2004, but did not realize any such gain for the same period in 2005.

Net Income Attributable to Common Stockholders

We realized net income of $77,235 during the six months ended June 30, 2005 as compared to $656,239 during the six months ended June 30, 2004. The $579,004 decrease was due to the $595,465 gain realized on the forgiveness of liabilities and debt in the six months ended June 30, 2004, offset by a $16,461 increase in income from operations.

Liquidity and Capital Resources

At June 30, 2005, our principal sources of liquidity consisted of $834,154 of cash and working capital of $541,728, as compared to $646,386 of cash and working capital of $445,482 at December 31, 2004. In addition, our stockholders’ equity was $1,412,219 at June 30, 2005, compared to stockholders’ equity of $1,312,657 at December 31, 2004, an increase of $99,562.

Our accumulated deficit decreased from $31,807,433 at December 31, 2004 to $31,730,198 at June 30, 2005. The decrease in accumulated deficit resulted directly from the net income realized for the six months ended June 30, 2005.

Our operations provided net cash of $460,052 during the six months ended June 30, 2005, as compared to $181,539 of net cash provided during the six months ended June 30, 2004. The $278,513 increase in net cash provided by operating activities in the six months ended June 30, 2005, as compared to the same period in 2004, is primarily related to the combined change of cash held in escrow of $425,000.

Investing activities for the six months ended June 30, 2005 used net cash of $141,038, as compared to $19,000 during the six months ended June 30, 2004. The increase in net cash used in investing activities related to our $160,000 investment in Identica, offset, in part, by the combined change in long-term deposits and restricted funds in the amount of $39,000.

Financing activities used $131,246 during the six months ended June 30, 2005 as compared to $309,440 during the six months ended June 30, 2004. The decrease of $178,194 of net cash used in financing activities principally related to a decrease in principal payments on long-term debt. The primary source of cash during the six months ended June 30, 2005 was the revenue sharing revenue generated by our equipment installed pursuant to revenue sharing contracts.

While we have made significant progress in further reducing our fixed overhead expenses, we may require additional capital to remain viable and to achieve our long-term business objectives. There can be no assurance that such financing will be made available, or if it is made available, on acceptable terms. If such future financing is procured in the form of equity, the shareholdings of the current stockholders of the Company will be diluted.

Contractual Cash Obligations and Commercial Commitments

The following table presents our contractual cash obligations and commercial commitments as of June 30, 2005. We have no other significant contractual obligations or commercial commitments either on or off balance sheet as of this date.

Contractual Cash	Payments Due by Period
Obligations	Total	< 1 Year	1-3 Years	4-5 Years	> 5 Years
Long-term Debt	$1,599,698	$373,766	$901,826	$324,106	-
Capital Lease Obligations	1,341	1,341	-	-	-
Total	$1,601,039	$375,107	$901,826	$324,106	-

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

(b)  Reports on Form 8-K.

On May 25, 2005, we filed a current report on Form 8-K which disclosed our investment in Identica Corporation on May 23, 2005.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

eRoomSystem Technologies, Inc.
(Registrant)

Date:	August 15, 2005	By:	/s/ David A. Gestetner
David A. Gestetner
		Its:	Chief Executive Officer and President