Form 10QSB
period 2005-09-30
EROOMSYSTEM TECHNOLOGIES INC
filed 2005-11-14
CIK 1110361

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended: September 30, 2005
                                      ------------------
                                       OR

|_| TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from: ________________ to ________________

      Commission file number: 000-31037
                              ---------

                         eRoomSystem Technologies, Inc.
--------------------------------------------------------------------------------
                     (Exact name of small business issuer as
                            specified in its charter)

              Nevada                                        87-0540713
----------------------------------                   --------------------------
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

  24,221,202 shares of common stock, $0.001 par value, as of November 14, 2005
--------------------------------------------------------------------------------

Transitional Small Business Disclosure Format (check one): YES |_| NO |X|

                                   FORM 10-QSB

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

PART I - FINANCIAL INFORMATION.................................................1
   ITEM 1.  FINANCIAL STATEMENTS...............................................2
            Condensed Consolidated Balance Sheets (Unaudited)..................2
            Condensed Consolidated Statements of Operations (Unaudited)........3
            Condensed Consolidated Statements of Cash Flows (Unaudited)........4
            Notes to Condensed Consolidated Financial Statements (Unaudited)...5
   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS........................................10
   ITEM 3.  CONTROLS AND PROCEDURES...........................................18

PART II - OTHER INFORMATION...................................................20
   ITEM 1.  LEGAL PROCEEDINGS.................................................20
   ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.........................20
   ITEM 3.  DEFAULTS UPON SENIOR SECURITIES...................................20
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............20
   ITEM 5.  OTHER INFORMATION.................................................20
   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..................................20
SIGNATURE.....................................................................21

Item 1.  Financial Statements.

                 eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                                                     September 30,   December 31,
                                                                                                         2005            2004
                                                                                                     ------------    ------------
                                     ASSETS
CURRENT ASSETS
      Cash                                                                                           $  1,145,552    $    646,386
      Cash held in Escrow                                                                                      --         225,000
      Accounts receivable, net of allowance for doubtful accounts of $50,297 and
         $29,045 at September 30, 2005 and December 31, 2004, respectively                                285,020         164,586
      Note receivable                                                                                      60,308              --
      Prepaid expenses and other miscellaneous assets                                                      17,535          16,317
                                                                                                     ------------    ------------
      Total Current Assets                                                                              1,508,415       1,052,289
                                                                                                     ------------    ------------
REFRESHMENT CENTERS IN SERVICE, net of accumulated depreciation of
      $2,163,376 and $1,777,378 at September 30, 2005 and December 31, 2004, respectively               1,484,145       1,870,143
                                                                                                     ------------    ------------
PROPERTY AND EQUIPMENT
      Production equipment                                                                                     --          22,210
      Computer equipment                                                                                    4,312          76,031
      Vehicles and other                                                                                       --          44,153
                                                                                                     ------------    ------------
                                                                                                            4,312         142,394
      Less accumulated depreciation and amortization                                                       (1,514)       (129,481)
                                                                                                     ------------    ------------
      Net Property and Equipment                                                                            2,798          12,913
                                                                                                     ------------    ------------
INVESTMENT IN MARKETABLE SECURITIES                                                                        14,075              --
NOTE RECEIVABLE, net of unamortized discount of $3,341 and $0 at September 30, 2005 and
      December 31, 2004, respectively                                                                     146,659              --
DEPOSITS                                                                                                   75,300          95,300
                                                                                                     ------------    ------------
Total Assets                                                                                         $  3,231,392    $  3,030,645
                                                                                                     ------------    ------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
      Notes payable and current portion of long-term debt                                            $    293,843    $    228,337
      Accounts payable                                                                                     51,182         109,089
      Accrued liabilities                                                                                  60,812         137,492
      Accrued interest                                                                                         --          81,615
      Customer deposits                                                                                    11,758          11,758
      Deferred maintenance revenue                                                                         32,517          38,516
                                                                                                     ------------    ------------
      Total Current Liabilities                                                                           450,112         606,807
                                                                                                     ------------    ------------
LONG-TERM DEBT, net of current portion                                                                    427,774       1,111,181
                                                                                                     ------------    ------------
Total Liabilities                                                                                         877,886       1,717,988
                                                                                                     ------------    ------------
COMMITMENTS AND CONTINGENCIES                                                                                  --              --
                                                                                                     ------------    ------------
STOCKHOLDERS' EQUITY
      Preferred stock, $0.001 par value; 5,000,000 shares authorized; none outstanding                         --              --
      Common stock, $0.001 par value; 50,000,000 shares authorized; 24,221,202 shares
      and 10,465,433 shares outstanding at Septemeber 30, 2005 and December 31, 2004, respectively         24,221          10,465
      Additional paid-in capital                                                                       33,752,289      32,074,454
      Warrants and options outstanding                                                                    427,105       1,109,930
      Note receivable from shareholder                                                                    (77,197)        (74,759)
      Accumulated deficit                                                                             (31,772,912)    (31,807,433)
                                                                                                     ------------    ------------
      Total Stockholders' Equity                                                                        2,353,506       1,312,657
                                                                                                     ------------    ------------

Total Liabilities and Stockholders' Equity                                                           $  3,231,392    $  3,030,645
                                                                                                     ------------    ------------

 See accompanying notes to unaudited condensed consolidated financial statements
                 eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                             For the Three Months           For the Nine Months
                                                                              Ended September 30,            Ended September 30,
                                                                              2005           2004           2005           2004
                                                                           -----------    -----------    -----------    -----------
REVENUE
    Revenue-sharing arrangements                                           $   319,304    $   310,327    $   896,750    $   849,504
    Maintenance fees                                                            87,043         94,242        254,532        272,331
    Product sales                                                                  583          3,025          5,526         10,723
                                                                           -----------    -----------    -----------    -----------
       Total Revenue                                                           406,930        407,594      1,156,808      1,132,558
                                                                           -----------    -----------    -----------    -----------

COST OF REVENUE
    Revenue-sharing arrangements                                               128,665        128,666        385,998        386,458
    Maintenance                                                                 15,736         16,466         47,554         53,291
    Product sales                                                                   --            200          1,261          3,140
                                                                           -----------    -----------    -----------    -----------
       Total Cost of Revenue                                                   144,401        145,332        434,813        442,889
                                                                           -----------    -----------    -----------    -----------
GROSS MARGIN                                                                   262,529        262,262        721,995        689,669
                                                                           -----------    -----------    -----------    -----------

OPERATING EXPENSES
    Selling, general and administrative expense, including non-cash
    compensation of $16,567, $6,384, $25,903 and $34,985, respectively         167,211        143,863        465,767        592,922
    Research and development expense                                                --         22,483          1,959         32,983
    Interest expense                                                           199,498         49,405        295,213        159,450
    Gain on collection of previously written off receivable                         --             --             --       (200,000)
    Gain on sale of assets                                                     (52,624)            --        (52,624)            --
    Interest and other income                                                   (6,745)        (1,923)       (20,744)        (4,894)
                                                                           -----------    -----------    -----------    -----------
       Net Operating Expenses                                                  307,340        213,828        689,571        580,461
                                                                           -----------    -----------    -----------    -----------
Income (Loss) from Operations                                                  (44,811)        48,434         32,424        109,208
                                                                           -----------    -----------    -----------    -----------
Gain on forgiveness of liabilities and debt                                      2,097         17,253          2,097        612,718
                                                                           -----------    -----------    -----------    -----------
Net Income (Loss)                                                          $   (42,714)   $    65,687    $    34,521    $   721,926
                                                                           -----------    -----------    -----------    -----------
Basic Earnings (Loss) Per Common Share                                     $     (0.00)   $      0.01    $      0.00    $      0.07
                                                                           -----------    -----------    -----------    -----------
Diluted Earnings (Loss) Per Common Share                                   $     (0.00)   $        --    $      0.00    $      0.04
                                                                           -----------    -----------    -----------    -----------

 See accompanying notes to unaudited condensed consolidated financial statements
                 eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Nine Months Ended September 30,                                                     2005            2004
--------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                                          $    34,521    $   721,926
    Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation                                                                         390,626        394,612
       Gain on forgiveness of debt and liabilities                                           (2,097)      (612,718)
       Gain on sale of assets                                                               (52,624)            --
       Interest income from shareholder receivables                                          (2,438)        (2,440)
       Interest income from other receivable                                                   (308)            --
       Accretion of debt discount                                                           200,609         50,609
       Amortization of discount on note receivable                                             (734)            --
       Non-cash compensation expense                                                         25,903         34,985
    Changes in operating assets and liabilities:
          Cash held in escrow                                                               225,000             --
          Accounts receivable                                                              (120,434)        35,340
          Prepaid expenses                                                                   (1,218)         1,356
          Accounts payable                                                                  (55,810)       (95,147)
          Accrued liabilities                                                               (37,552)        28,042
          Customer deposits and deferred maintenance revenue                                 (5,999)        (3,272)
                                                                                        -----------    -----------
          Net Cash Provided By Operating Activities                                         597,445        553,293
                                                                                        -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
    Change in long term deposits and restricted funds                                        20,000        (19,000)
    Purchase of fixed assets                                                                 (1,890)        (1,066)
    Purchase of investment and note receivable                                             (160,000)            --
                                                                                        -----------    -----------
          Net Cash Used in Investing Activities                                            (141,890)       (20,066)
                                                                                        -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from exercise of options and warrants                                          264,621             --
    Principal payments on long-term debt                                                   (221,010)      (378,824)
                                                                                        -----------    -----------
          Net Cash Provided by (Used in) Financing Activities                                43,611       (378,824)
                                                                                        -----------    -----------

Net Increase in Cash                                                                        499,166        154,403
                                                                                        -----------    -----------
Cash at Beginning of Period                                                                 646,386        381,985
                                                                                        -----------    -----------

Cash at End of Period                                                                   $ 1,145,552    $   536,388
                                                                                        -----------    -----------

Supplemental Cash Flows Information
    Cash paid for interest                                                              $    55,476    $    72,780
                                                                                        -----------    -----------
Supplemental Disclosure of Noncash Investing and Financing Activities
    Outstanding notes payable converted to stock                                        $   718,243    $        --
                                                                                        -----------    -----------
    Note received for assets sold                                                       $    60,000    $        --
                                                                                        -----------    -----------
    Stock options issued in settlement of accounts payable                              $        --    $    31,688
                                                                                        -----------    -----------

 See accompanying notes to unaudited condensed consolidated financial statements
                 eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Condensed Financial Statements - The accompanying unaudited condensed consolidated financial statements include the accounts of eRoomSystem Technologies, Inc. and its subsidiaries (the "Company"). These financial statements are condensed and, therefore, do not include all disclosures normally required by generally accepted accounting principles. These statements should be read in conjunction with the Company's annual financial statements included in the Company's December 31, 2004 Annual Report on Form 10-KSB. In particular, the Company's organization, nature of operations and significant accounting principles were presented in Note 1 to the consolidated financial statements in that report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying unaudited condensed consolidated financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2005.

Principles of Consolidation - The accompanying unaudited condensed consolidated financial statements include the accounts of eRoomSystem Technologies, Inc. and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

Cash Equivalents - In January 2004, the Company deposited $20,000 with a bank as collateral in order to affect electronic fund transfers through the bank. This certificate of deposit came due in January 2005, and was transferred into the Company's checking account.

Stock-Based Compensation - At September 30, 2005, the Company has one stock-based employee compensation plan. The Company accounts for the plan under the recognition method and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. During the nine months ended September 30, 2005 and 2004, the Company recognized $25,903 and $24,341, respectively, of compensation expense relating to stock options and warrants and recognized $0 and $10,644, respectively, of compensation expense relating to stock awards. The following table illustrates the effect on net income (loss) and basic and diluted earnings per common share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

                                                                  For the Three Months        For the Nine Months
                                                                   Ended September 30,         Ended September 30,
                                                                   2005           2004         2005           2004
                                                                -----------   -----------   -----------   -----------
Net income (loss), as reported                                  $  (42,714)   $   65,687    $   34,521    $   721,926

Add: Stock-based employee and consultant compensation
  expenses included in net income (loss)                            16,567         6,384        25,903         34,985

Deduct: Total stock-based employee and consultant
  compensation expense determined under fair value based method
  for all awards                                                   (24,366)         (443)      (36,391)       (48,892)
                                                                -----------   -----------   -----------   -----------
Pro forma net earnings (loss)                                   $  (50,513)   $   71,628    $   24,033    $   708,019
                                                                -----------   -----------   -----------   -----------

Earnings (loss) per common share:
Basic as reported                                               $   (0.00)    $     0.01    $     0.00    $      0.07
Basic pro forma                                                 $   (0.00)    $     0.01    $     0.00    $      0.07
Diluted as reported                                             $   (0.00)    $     0.00    $     0.00    $      0.04
Diluted pro forma                                               $   (0.00)    $     0.00    $     0.00    $      0.04
                                                                -----------   -----------   -----------   -----------

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

The following table is a reconciliation of the numerators and denominators used in the calculation of basic and diluted weighted-average common shares outstanding for the three and nine months ended September 30, 2005 and 2004:

                                                         For The Three Months          For The Nine Months
                                                          Ended September 30,           Ended September 30,
                                                         2005            2004           2005           2004
                                                     ------------    ------------   ------------   ------------
Basic net income (loss)                              $    (42,714)   $     65,687   $     34,521   $    721,926
Interest expense from convertible debt                         --          24,651             --         73,259
                                                     ------------    ------------   ------------   ------------
Diluted net income (loss)                            $    (42,714)   $     90,338   $     34,521   $    795,185
                                                     ------------    ------------   ------------   ------------
Basic weighted-average common shares outstanding       14,702,458      10,444,050     11,913,749     10,424,264
Effect of dilutive securities
  Stock options and warrants                                   --       5,168,481        745,641      4,716,882
  Convertible debt                                             --       7,316,667             --      7,316,667
                                                     ------------    ------------   ------------   ------------
Diluted weighted-average common shares outstanding     14,702,458      22,929,198     12,659,390     22,457,813
                                                     ------------    ------------   ------------   ------------
Basic earnings (loss) per share                      $      (0.00)   $       0.01   $       0.00   $       0.07
                                                     ------------    ------------   ------------   ------------
Diluted earnings (loss) per share                    $      (0.00)   $       0.00   $       0.00   $       0.04
                                                     ------------    ------------   ------------   ------------

For the nine months ended September 30, 2005 and 2004, there were potential common stock equivalents from options, warrants and convertible debt of 2,766,980 and 3,977,289, respectively, which were not included in the computation of diluted earnings (loss) per share because their effect would have been anti-dilutive. For the three months ended September 30, 2005 and 2004, there were potential common stock equivalents from options, warrants and convertible debt of 3,512,621 and 3,525,690, respectively, which were not included in the computation of diluted earnings (loss) per share because their effect would have been anti-dilutive.

NOTE 2 - BUSINESS CONDITION

During the year ended December 31, 2004 and the nine months ended September 30, 2005, the Company realized a net gain of $900,072 and $34,521, respectively. During the year ended December 31, 2004 and the nine months ended September 30, 2005, the Company's operations provided $730,322 and $597,445 of cash, respectively. The Company had a cash balance of $1,145,552 as of September 30, 2005. Up until the year ended December 31, 2004, the Company suffered recurring losses. Although the Company realized a significant profit in 2004 it was primarily from non-recurring items, specifically gains on collection of previously written off receivables and gain on forgiveness of debt. This raises substantial doubt about the Company's ability to continue as a going concern. Realization of continued profitable operations is not assured.

The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

NOTE 3 - INVESTMENT IN IDENTICA

On May 20, 2005 the Company invested $10,000 in Identica Corporation, an Ontario, Canada corporation, or Identica, by purchasing 1,666,667 shares of common stock, or $0.006 per share. This investment represents 10% of Identica's outstanding capital stock on a fully-diluted basis. Identica is a privately held company that has expressed an interest in becoming a public company in the future. This investment will be carried at the lower of cost or market and will be periodically evaluated for impairment. For a description of the business of Identica, please refer to page 12 of this Quarterly Report on Form 10-QSB.


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

In September 2005, the Company entered into an Asset Purchase Agreement with Identica. Pursuant to the Agreement, Identica has purchased certain assets of the Company. Specifically, the assets consist of furniture and computer equipment held by the Company, as well as the Company's web technologies package utilized by the Company's technical support team to which the Company retained a perpetual license. The Agreement provides that Identica will pay the sum of $60,000 for the assets, which amount is evidenced by a one-year note bearing interest at the rate of 8% per annum, compounded monthly. Under the terms of the Note, Identica will make seven principal and interest payments in the amount of $9,098 per month, commencing on the six-month anniversary of the Note with a maturity date of September 7, 2006. In addition, at the same time, the Company entered into a Professional Services and Support Agreement whereby Identica will employ the technical personnel of the Company. In conjunction therewith, the Company will continue to be responsible, for a period of 6 months from the date of the Agreement for all expenses less $7,000 dollars per month related to such technical personnel. Thereafter, the Company will pay Identica $0.50 per Hotel room per month to service all equipment that the Company is contractually obligated to service.

In October, 2005, the Company loaned Identica an additional $50,000 in cash. The loan is not secured and is evidenced by a promissory note. The terms of the promissory note include zero interest and a maturity date of January 31, 2006.

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

The following list details the components of the net investment in the sales-type lease as of September 30, 2005:

    Total minimum lease payments to be received                 $  280,800
    Less: Allowance for uncollectibles                            (236,154)
                                                                ----------
    Net minimum lease payments receivable                           44,646
    Less: Unearned income                                          (44,646)
                                                                ----------
    Net investment in sales-type lease                          $       --
                                                                ==========

The Company recorded revenue sharing and maintenance fee revenue in the amounts of $21,600 and $64,800 for the three and nine months ended September 30, 2005, respectively.

Minimum lease payments for the three months ended December 31, 2005, and each of the three final fiscal years of the lease term, are as follows: $21,600 in 2005, $86,400 in 2006, $86,400 in 2007, and $86,400 in 2008.

NOTE 5 - STOCKHOLDERS' EQUITY

During the nine months ended September 30, 2005, the Company granted options to purchase 40,000 shares of common stock to employees and a member of the Board of Directors. These options, which vested immediately, have an exercise price ranging from $0.22 to $0.35 per share and are exercisable through August 8, 2010. The Company recognized $0 of compensation expense, which represented the intrinsic value of the options on the dates granted.

During the nine months ended September 30, 2005, warrants and options to purchase 1,122,000 shares of common stock were exercised for cash proceeds of $64,621. The exercise price ranged from $0.05 - $0.26 per share.

During the nine months ended September 30, 2005, warrants and options to purchase 4,000,000 shares of common stock were exercised by Gestetner Group, LLC, a related party, for cash proceeds of $200,000. The exercise price was $0.05 per share.

On September 1, 2005, Gestetner Group, LLC, and Ash Capital, LLC, both related parties, and several unrelated parties, converted their secured convertible promissory notes, in the original principal amount of $597,500, plus accrued interest of $120,743, into 8,633,769 shares of common stock. The notes in the cumulative amount of $250,000 to Gestetner Capital, LLC and the unrelated parties, were originally issued on October 1, 2003 and were converted at $0.05 per share. The Ash Capital Note, which relates to loans of $322,500 and $25,000 made to the Company from November 8, 2002 through February 28, 2003 and August 22, 2003, respectively, was converted at $0.15 per share. The foregoing conversion and warrant exercise triggered the issuance of warrants to purchase 53,775 shares of common stock in favor of Ash Capital. These warrants, which vested immediately, have an exercise price of $0.13 per share and are exercisable through October 1, 2008. These options were valued at $19,113 using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 4.05%, dividend yield of 0.0%, volatility of 138%, and expected life of 3 years.

During the nine months ended September 30, 2005, warrants to purchase 180,000 shares of common stock expired. The Company recognized the carrying value of these options in the amount of $470,572 as additional paid in capital.

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

      In addition to our core competencies noted above, on May 20, 2005 we invested $10,000 in Identica Corporation, an Ontario, Canada based entity, or Identica, by purchasing 1,666,667 shares of common stock, or $0.006 per share. Our $10,000 investment in Identica represents 10% of Identica's outstanding capital stock on a fully-diluted basis. In addition, we have loaned Identica $150,000 in cash. The loan is secured by a security interest in all the assets of Identica and is evidenced by a promissory note. In consideration for making the loan, we were issued a warrant to purchase one million (1,000,000) shares of common stock of Identica, exercisable at $0.15 per share at any time through May 20, 2010.

      On September 7, 2005, Identica has purchased certain assets of our wholly owned subsidiary, eRoomSystem Services, Inc., a Nevada corporation, or eRoomServices, pursuant to an Asset Purchase Agreement, or the Purchase Agreement. Specifically, the assets sold consist of furniture and computer equipment held by eRoomServices, as well as a perpetual license to our web technologies package utilized by our personnel in the maintenance of automated refreshment centers, electronic safes and energy management products, or the Equipment, installed at hotels.

      The Purchase Agreement provides that Identica will pay the sum of sixty thousand ($60,000) dollars for the assets, which amount is evidenced by a one-year note bearing interest at the rate of eight percent (8%) per annum, compounded monthly, or the Note. Under the terms of the Note, Identica will make seven (7) principal and interest payments in the amount of $9,098 per month, commencing on the six-month anniversary of the Note.

      In addition, the Company and Identica have entered into a Professional Services and Support Agreement (the "Services Agreement") whereby Identica will employ the technical personnel of eRoomServices. In conjunction therewith, eRoomServices will continue to be responsible, for a period of six (6) months from the date of the Agreement for all expenses less seven thousand ($7,000) dollars per month related to such technical personnel. Commencing on the six-month anniversary of the Agreement, Identica shall be solely responsible for all fixed and variable expenses associated with the technical personnel and the Salt Lake City facility, including the existing real property lease which Identica has agreed to assume. The terms of the Services Agreement provide that Identica shall, at all times, ensure that the Company receives first priority with respect to the ongoing maintenance of the Equipment by the technical personnel. eRoomServices will continue to exist as a wholly owned subsidiary of the Company and all existing contracts by and between eRoomServices and its hotel clients shall remain outstanding.

      On October 31, 2005, we loaned an additional fifty thousand ($50,000) dollars to Identica, evidenced by a promissory note bearing no interest and maturing on January 31, 2006.

      Identica is a distributor and integrator of next-generation biometric security solutions, including the TechSphere hand vascular pattern biometric technology. This technology, unlike other biometric products, offers superior performance by eliminating degradation typically found with other solutions as a result of dryness, scars and contamination of the hand. Identica's products and services have been designed to eliminate the threat of security breaches by protecting companies against unauthorized access and fraudulent activities. The identity security solutions offered by Identica have been developed by leading biometric security vendors and are exclusively distributed by Identica in North America. Identica recently announced that has been the recipient of the HID iCLASS Innovation 2005 Award for its integration of HID iCLASS smart card modules with its universal controller and Techsphere hand vascular pattern biometric scanner.

      We are continuously undertaking due diligence investigations of third party companies for the purpose of making additional investments in privately-held and publicly traded emerging growth stage companies. At this time, we have not reached a definitive agreement with any such third party companies, but may do so in the future.

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

DESCRIPTION OF REVENUES

      Historically, we have received most of our revenues from the sale or placement under a revenue-sharing program of our products in hotels. We expect that these revenues will account for a substantial majority of our revenues for the foreseeable future. We also generate revenues from maintenance and support services. Our dependence on the lodging industry, including its guests, makes us extremely vulnerable to downturns in the lodging industry caused by the general economic environment. Such a downturn could result in some hotels failing to renew our maintenance agreements, or it could result in fewer purchases by hotel guests of goods and services from our products installed in hotels, the latter of which can have a substantial impact on the revenues realized by us from revenue sharing agreements.

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

      Through our revenue-sharing plan, we install our products at little or no upfront cost to our customers and share in the recurring revenues generated from sales of goods and services related to our products. We retain the ownership of the eRoomServ refreshment centers and eRoomSafes throughout the term of the revenue-sharing agreements and the right to re-deploy any systems returned to us upon the expiration or earlier termination of the revenue-sharing agreements. In 2004 and the first three fiscal quarters of 2005, we failed to place any products, either on a revenue sharing or sale basis, and we cannot assure you that we will be successful in this effort going forward. The reason for the foregoing was the lack of available capital, including the termination of the AMRESCO financing line in 2002.

      We have experienced substantial fluctuations in revenues from period-to-period as a result of limited working capital to fund the development, assembly of our products and to maintain sufficient component inventories. In addition to limited working capital, fluctuations in revenues have partially resulted from the transition to our revenue-sharing program under which revenues are recognized over the seven-year life of the contract instead of immediately upon installation of the product. We anticipate that over the next several years our revenues will primarily consist of revenues from our outstanding revenue-sharing agreements, and, to a lesser extent, from maintenance agreements. We project that we will receive approximately 60% of the recurring revenues from the sale of goods and services generated by our eRoomServ refreshment centers, eRoomSafes and eRoomTray solutions under our outstanding revenue-sharing agreements. Our customers receive the remainder of the recurring revenues. We presently have no plans to place new refreshment centers, either on a sale or revenue sharing basis, with the lone exception being redeployment of refreshment centers following the culmination of certain outstanding revenue sharing agreements on either a sale or revenue sharing basis. AMRESCO Commercial Finance, Inc., or AMRESCO, is paid from our portion of the revenues pursuant to our financing agreement with AMRESCO, relating solely to those units for which it previously provided financing.

REVENUE RECOGNITION

      Historically, sales revenue from our products is recognized upon completion of installation and acceptance by the customer. While we have no present intentions of placing new refreshment centers and other products at hotels, we may redeploy eRoomServ refreshment centers and eRoom Safes on a sale basis following the maturity of certain outstanding revenue sharing agreements. Sales revenue from the placement of our eRoomServ refreshment centers and eRoomSafes under our revenue-sharing program are accounted for similar to an operating lease, with the revenues recognized as earned over the term of the agreement. We anticipate that future placements of eRoomServ refreshment centers and eRoom Safes in new hotels will be limited to the redeployment of such products following the maturity of certain outstanding revenue sharing agreements.

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

      Our installation, maintenance and license agreements stipulate that we collect a maintenance fee per eRoomServ refreshment center per day, payable on a monthly basis. Our objective is to generate gross profit margins of approximately 40% from our maintenance-related revenues. We base this expectation on our historic cost of maintenance of approximately $0.04 to $0.05 per unit per day and, pursuant to our maintenance agreements, our projected receipt of maintenance revenues of not less than $0.08 per unit per day.

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

      Selling, general and administrative expenses include selling expenses consisting primarily of advertising, promotional activities, trade shows (all of which are minimal expenses at this time given that we are not actively pursuing the placement of new products), travel and personnel-related expenses, as well as general and administrative expenses consisting primarily of professional fees, salaries and related costs for accounting, administration, finance, human resources, information systems and legal personnel.

      Research and development expenses consist of costs for hardware and software engineers, quality assurance specialists, management personnel, and the costs of materials used by them in the development of new or enhanced product offerings.

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

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

      Revenues

      Revenue Sharing Arrangements -- Our revenue from revenue sharing arrangements was $319,304 for the three months ended September 30, 2005, compared to $310,327 for the three months ended September 30, 2004, representing an increase of $8,977, or 2.9%. The slight increase in revenue from revenue sharing arrangements was due primarily to realization of better revenue production from revenue sharing units during the three months ended September 30, 2005 as compared to the three months ended September 30, 2004.

      Maintenance Fee Revenues -- Our maintenance fee revenues were $87,043 for the three months ended September 30, 2005, compared to $94,242 for the three months ended September 30, 2004, representing a decrease of $7,199, or 7.6%. The decrease was due to a decreased number of units under maintenance contract.

      Product Sales -- Revenues from product sales was $583 for the three months ended September 30, 2005, compared to $3,025 for the three months ended September 30, 2004, representing a decrease of $2,442, or 80.7%. The decrease, while significant in percentage terms, is not otherwise material given the limited sales volume.

      Cost of Revenue

      Cost of Revenue Sharing Revenue -- Our cost of revenue sharing revenue was $128,665 for the three months ended September 30, 2005, compared to $128,666 during the three months ended September 30, 2004, representing a decrease of $1. The decrease in cost of revenue sharing revenue was not material. The gross margin percentage on revenue sharing revenue was 59.7% for the three months ended September 30, 2005 and 58.5% for the three months ended September 30, 2004. The increase in gross margin percentage was not material.

      Cost of Maintenance Fee Revenue -- Our cost of maintenance fee revenue was $15,736 for the three months ended September 30, 2005, compared to $16,466 for the three months ended September 30, 2004, representing a decrease of $730, or 4.4%. The gross margin percentage on maintenance fee revenues was 81.9% for the three months ended September 30, 2005 and 82.5% for the three months ended September 30, 2004. The decrease in our cost of maintenance fee revenue was offset by relatively proportional lower maintenance fee revenue thereby resulting in a similar gross margin for maintenance fee revenue in the two periods.

      Cost of Product Sales Revenue -- Our cost of product sales revenue for the three months ended September 30, 2005 was $0, as compared to $200 for the three months ended September 30, 2004, a decrease of $200, or 100%. The gross margin percentage on revenue from product sales revenue was 100% for the three months ended September 30, 2005 as compared to 93.4% for the three months ended September 30, 2004. Given the limited product sales in the two periods, the change from period to period is immaterial.

      The changes and percent changes with respect to our revenues and our cost of revenue for the three months ended September 30, 2005 and 2004 are summarized as follows:

                                     For the Three Months
                                      Ended September 30,
                                     --------------------              Percent
                                       2005        2004       Change    Change
                                     --------    --------    --------  --------
REVENUE
   Revenue-sharing arrangements      $319,304    $310,327    $  8,977     2.9 %
   Maintenance fees                    87,043      94,242       7,199    (7.6)%
   Product sales                          583       3,025       2,442   (80.7)%
                                     --------    --------    --------  --------
        Total Revenue                $406,930    $407,594    $    664    (0.2)%
                                     --------    --------    --------  --------

COST OF REVENUE
   Revenue-sharing arrangements       128,665     128,666           1     0.0 %
   Maintenance                         15,736      16,466         730    (4.4)%
   Product sales                           --         200         200  (100.0)%
                                     --------    --------    --------  --------
        Total Cost of Revenue        $144,401    $145,332    $    931    (0.7)%
                                     --------    --------    --------  --------

GROSS MARGIN PERCENTAGE
   Revenue-sharing arrangements          59.7%       58.5%
   Maintenance                           81.9%       82.5%
   Product sales                        100.0%       93.4%
     Total Gross Margin Percentage       64.5%       64.3%

      Although the preceding table summarizes the net changes and percent changes with respect to our revenues and our cost of revenue for the three months ended September 30, 2005 and 2004, the trends contained therein are limited and should not be viewed as a definitive indication of our future results.

      Expenses and Other Income

      Selling, General and Administrative -- Selling, general and administrative expenses were $167,211 for the three months ended September 30, 2005, compared to $143,863 for the three months ended September 30, 2004, representing an increase of $23,348, or 16.2%. The increase in our selling, general and administrative expenses from the three months ended September 30, 2005 to the three months ended September 30, 2004 reflects our ongoing efforts to further reduce fixed overhead expenses

      Research and Development Expenses -- Research and development expenses were $0 for the three months ended September 30, 2005, compared to $22,483 for the three months ended September 30, 2004, representing a decrease of $22,483, or 100%. Research and development expenses represented 0% of our total revenue for the three months ended September 30, 2005 and 5.5% of our total revenue for the three months ended September 30, 2004. The decrease in research and development expenses related to not undertaking any research and development projects in the three months ended September 30, 2005.

      Interest Expense for the three months ended September 30, 2005 was $199,498 as compared to $49,405 for the same period in 2004, an increase of $150,093, or 303.8%. The increase in interest expense was due to the conversion of outstanding notes with the related balance of the discount on the notes in the amount of $154,109 being considered interest expense. In the three months ended September 30, 2005, the Company realized a gain on the sale of certain assets in the amount of $52,624. No such gains were recognized in the three months ended September 30, 2004. Interest and other income was $6,745 in the third quarter of 2005, as compared to $1,923 for the third quarter of 2004. Loss from operations was $44,811in the three months ended September 30, 2005 as compared to income of $48,434 in the three months ended September 30, 2004. The Company also realized a gain on forgiveness of liabilities and debt of $2,097 in the three months ended September 30, 2005, as compared to $17,253 for the same period in 2004.

      Net Income (Loss) Attributable to Common Stockholders

      We realized a net loss of $42,714 during the three months ended September 30, 2005 as compared to a net gain of $65,687 during the three months ended September 30, 2004. The $93,245 decrease was due primarily to the increased interest expense offset in part by the gain on the sale of assets and the lack of research and development expense.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

      Revenues

      Revenue Sharing Arrangements -- Our revenue from revenue sharing arrangements was $896,750 for the nine months ended September 30, 2005, compared to $849,504 for the nine months ended September 30, 2004, representing an increase of $47,246, or 5.6%. The increase in revenue from revenue sharing arrangements was due primarily to better revenue realization from revenue sharing units in service during the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004.

      Maintenance Fee Revenues -- Our maintenance fee revenues were $254,532 for the nine months ended September 30, 2005, compared to $272,331 for the nine months ended September 30, 2004, representing a decrease of $17,799, or 6.5%. The decrease was due to a decrease in units under maintenance contract.

      Product Sales -- Revenues from product sales were $5,526 for the nine months ended September 30, 2005, compared to $10,723 for the nine months ended September 30, 2004, representing a decrease of $5,197, or 48.5%. The decrease, while significant in percentage terms, is not otherwise material given the limited sales volume.

      Cost of Revenue

      Cost of Revenue Sharing Revenue -- Our cost of revenue sharing revenue was $385,998 for the nine months ended September 30, 2005, as compared to $386,458 for the nine months ended September 30, 2004, representing a decrease of $460, or 0.1%. The gross margin percentage on revenue sharing revenue was 57.0% for the nine months ended September 30, 2005 and 54.5% for the nine months ended September 30, 2004.

      Cost of Maintenance Fee Revenue -- Our cost of maintenance fee revenue was $47,554 for the nine months ended September 30, 2005, compared to $53,291 for the nine months ended September 30, 2004, representing a decrease of $5,737, or 10.8%. The gross margin percentage on maintenance fee revenues was 81.3% for the nine months ended September 30, 2005 and 80.4% for the nine months ended September 30, 2004. The continued decrease in our cost of maintenance fee revenue and the increase in gross margin percentages for the nine months ended September 30, 2005, as compared to the nine months ended September 30, 2004, were due to slightly improved operational efficiencies relating to our field operations department.

      Cost of Product Sales Revenue -- Our cost of product sales revenue for the nine months ended September 30, 2005 was $1,261 as compared to $3,140 for the nine months ended September 30, 2004, a decrease of $1,879, or 59.8%. The gross margin percentage on revenue from product sales revenue was 77.2% for the nine months ended September 30, 2005 as compared to 70.7% for the nine months ended September 30, 2004. While the percentage change in cost of product sales revenue is material, given the limited product sales, the change from period to period is not material.

      The changes and percent changes with respect to our revenues and our cost of revenue for the nine months ended September 30, 2005 and 2004 are summarized as follows:

                                     For the Nine Months
                                      Ended September 30,
                                   ------------------------                 Percent
                                      2005         2004          Change      Change
                                   ----------    ----------    ----------   --------
REVENUE
   Revenue-sharing arrangements    $  896,750    $  849,504    $   47,246      5.6 %
   Maintenance fees                   254,532       272,331        17,799     (6.5)%
   Product sales                        5,526        10,723         5,197    (48.5)%
                                   ----------    ----------    ----------   --------
        Total Revenue              $1,156,808    $1,132,558    $   24,250      2.1 %
                                   ----------    ----------    ----------   --------

COST OF REVENUE
   Revenue-sharing arrangements       385,998       386,458           460     (0.1)%
   Maintenance                         47,554        53,291         5,737    (10.8)%
   Product sales                        1,261         3,140         1,879    (59.8)%
                                   ----------    ----------    ----------   --------
        Total Cost of Revenue      $  434,813    $  442,889    $    8,076     (1.7)%
                                   ----------    ----------    ----------   --------

GROSS MARGIN PERCENTAGE
   Revenue-sharing arrangements          57.0%         54.5%
   Maintenance                           81.3%         80.4%
   Product sales                         77.2%         70.7%
     Total Gross Margin Percentage       62.4%         60.9%

      Although the preceding table summarizes the net changes and percent changes with respect to our revenues and our cost of revenue for the nine months ended September 30, 2005 and 2004, the trends contained therein are limited and should not be viewed as a definitive indication of our future results.

      Expenses and Other Income

      Selling, General and Administrative -- Selling, general and administrative expenses were $465,767 for the nine months ended September 30, 2005, compared to $592,922 for the nine months ended September 30, 2004, representing a decrease of $127,155, or 21.4%. The decrease in our selling, general and administrative expenses from the nine months ended September 30, 2005 to the nine months ended September 30, 2004 reflects our continued efforts to further reduce fixed overhead expenses.

      Research and Development Expenses -- Research and development expenses were $1,959 for the nine months ended September 30, 2005, compared to $32,983 for the nine months ended September 30, 2004, representing a decrease of $31,024, or 94.1%. Research and development expenses represented 0.2% of our total revenue for the nine months ended September 30, 2005 and 2.9% of our total revenue for the nine months ended September 30, 2004. The decrease in research and development expenses is due to no significant research and development projects for the nine months ended September 30, 2005.

      Interest expense for the nine months ended September 30, 2005 was $295,213 as compared to $159,450 for the same period in 2004, an increase of $135,763, or 85.1%. The increase in interest expense was due to the conversion of outstanding notes with the related balance of the discount on the notes in the amount of $154,109 being considered interest expense. In the nine months ended September 30, 2004, the Company realized a gain on collection of a previously written off receivable in the amount of $200,000. No such gains were realized in the nine months ended September 30, 2005. In the nine months ended September 30, 2005, the Company realized a gain on the sale of assets in the amount of $52,624, as compared to $0 in the nine months ended September 30, 2004. Interest and other income was $20,744 for the nine months ended September 30, 2005, compared to $4,894 for the nine months ended September 30, 2004. Income from operations was $32,424 for the first three fiscal quarters of 2005, compared to $109,208 for the same period in 2004. The Company also realized a gain on forgiveness of liabilities and debt of $2,097 for the nine months ended September 30, 2005, compared to $612,718 for the nine months ended September 30, 2004.

      Net Income Attributable to Common Stockholders

      We realized net income of $34,521 during the nine months ended September 30, 2005 as compared to $721,926 during the nine months ended September 30, 2004. The $687,405 decrease was primarily due to the $612,718 gain realized on the forgiveness of liabilities and debt and the $200,000 gain on collection of a previously written off receivable in the nine months ended September 30, 2004, and an increase of $135,763 of interest expense related to the conversion of outstanding notes payable, offset, in part, by a $127,155 decrease in selling, general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

      At September 30, 2005, our principal sources of liquidity consisted of $1,145,552 of cash and working capital of $1,058,304, as compared to $646,386 of cash and working capital of $445,482 at December 31, 2004. The increase in cash was directly related to the receipt of $225,000 previously held in escrow, and the exercise of warrants to purchase common stock by a total of eleven parties in the collective exercise amount of $250,000. In addition, our stockholders' equity was $2,353,506 at September 30, 2005, compared to stockholders' equity of $1,312,657 at December 31, 2004, an increase of $1,040,849. The significant increase in stockholders' equity is related to the conversion of secured convertible promissory notes, totaling $597,500 in principal and $120,743 of accrued interest, into 8,633,769 shares of common stock, and the exercise of warrants to purchase 5,000,000 shares of common stock at $0.05 per share, which resulted in the Company receiving $250,000.

      Our accumulated deficit decreased from $31,807,433 at December 31, 2004 to $31,772,912 at September 30, 2005. The decrease in accumulated deficit resulted directly from the net income realized for the nine months ended September 30, 2005.

      Our operations provided net cash of $597,445 during the nine months ended September 30, 2005, as compared to $553,293 of net cash provided during the nine months ended September 30, 2004. The increase in net cash provided was not material.

      Investing activities for the nine months ended September 30, 2005 used net cash of $141,890, as compared to $20,066 during the nine months ended September 30, 2004. The increase of $121,824 in net cash used in investing activities principally relates to our $160,000 investment in Identica.

      Financing activities provided $43,611 during the nine months ended September 30, 2005 as compared to using $378,824 during the nine months ended September 30, 2004. The increase of $422,435 of net cash provided in financing activities principally relates to the receipt of $264,621 in proceeds from the exercise of options and warrants, and a decrease in principal payments on long-term debt.

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

CONTRACTUAL CASH OBLIGATIONS AND COMMERCIAL COMMITMENTS

      The following table presents our contractual cash obligations and commercial commitments as of September 30, 2005. We have no other significant contractual obligations or commercial commitments either on or off balance sheet as of this date.

CONTRACTUAL CASH                           PAYMENTS DUE BY PERIOD
OBLIGATIONS                                TOTAL         < 1 YEAR        1-3 YEARS          4-5 YEARS         > 5 YEARS
----------------------------------    -------------    ------------    ---------------    --------------    -------------
Long-term Debt                        $    910,366     $   375,912     $      496,823     $     37,631      $          -
Capital Lease Obligations                    1,341           1,341                  -                -                 -
----------------------------------    -------------    ------------    ---------------    --------------    -------------
TOTAL                                 $    911,707     $   377,253     $      496,823     $     37,631                 -
==================================    =============    ============    ===============    ==============    =============

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

      We evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2005, the end of the period covered by this Quarterly Report on Form 10-QSB. This evaluation was done with the participation of our chief executive officer and president, as well as our accounting personnel and legal consultant. Upon the consummation of a series of transactions on October 1, 2003, David A. Gestetner was appointed as our chief executive officer, president and chairman of the board. Mr. Gestetner serves as our principal executive officer and our principal financial and accounting officer.

      Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file pursuant to the Exchange Act, are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

Limitations on the Effectiveness of Controls

      Our management does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of a control. The design of a control system is also based upon certain assumptions about the likelihood of future events, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Although unlikely, due to the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

      Management is aware that there is a lack of segregation of duties at the Company due to the small number of employees dealing with general administrative and financial matters. However, at this time management has decided that considering the employees involved and the control procedures in place, the risks associated with such lack of segregation are insignificant and the potential benefits of adding employees to clearly segregate duties do not justify the expenses associated with such increases. Management will periodically reevaluate this situation.

Conclusions

      Based on this evaluation, our chief executive officer and president concluded that, subject to the limitations noted above and as of the evaluation date, our disclosure controls and procedures are effective to ensure that the information we are required to disclose in reports that we file pursuant to the Exchange Act are recorded, processed, summarized, and reported in such reports within the time periods specified in the Securities and Exchange Commission's rules and forms.

Changes in Internal Controls

      There were no changes in our internal controls over financial reporting that occurred during the last fiscal quarter, i.e., the three months ended September 30, 2005, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

      (a)   Exhibits.

      31    Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of
            2002.

      32    Certification of President and Chief Financial Officer Pursuant to
            Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section
            1350).

      (b)   Reports on Form 8-K.

      On August 16, 2005, we filed a current report on Form 8-K which disclosed our financial results for the three months ended September 30, 2005.

      On September 6, 2005, we filed a current report on Form 8-K relating to the conversion of convertible secured promissory notes by twelve parties. The twelve parties converted, on a collective basis, $597,500 in original note principal, and $120,743 in accrued interest, into a total of 8,633,769 shares of common stock at exercise prices ranging from $0.05 to $0.15 per share.

      On September 9, 2005, we filed a current report on Form 8-K relating to the exercise, on September 7, 2005, of warrants to purchase a total of 5,000,000 shares of common stock. The warrants were exercised by eleven parties, all at an exercise price of $0.05 per share, and resulted in the Company receiving $250,000 in exercise proceeds.

      On September 13, 2005, we filed a current report on Form 8-K relating to the sale of certain assets of our wholly owned subsidiary, eRoomSystem Services, Inc., to Identica Corp.

                                    SIGNATURE

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    eROOMSYSTEM TECHNOLOGIES, INC.
                                    (Registrant)

Date: November 14, 2005             By:  /s/ David A. Gestetner
                                         ---------------------------------------
                                         David A. Gestetner
                                    Its: Chief Executive Officer and President