Form 10KSB/A
period 2004-12-31
EROOMSYSTEM TECHNOLOGIES INC
filed 2005-12-19
CIK 1110361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB/A

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
Common Stock, $.001 par value
(Title of each class)

(Title of each class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A. ☐

State issuer’s revenues for its most recent fiscal year:	$1,591,159
State the aggregate market value of voting stock held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. $2,093,713 ($0.24 per share as of March 8, 2005)

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Common Stock, $.001 par value	10,465,133 shares as of March 8, 2005
DOCUMENTS INCORPORATED BY REFERENCE
None.

EXHIBIT INDEX	58

-ii-

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

Sales and Marketing

Currently, we have 11,396 eRoomServ refreshment centers, 7,886 eRoomSafes, 1,089 eRoomTrays and 503 eRoomEnergy Management products installed and active at a total of 32 hotel properties. Our sales and marketing efforts have been extremely limited over the past two years. We are currently considering various alternatives with respect to our sales and marketing direction for 2005 and beyond.

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

There is no pending or threatened litigation against the Company. Further, all outstanding accounts payable are current as of the date of filing of this Annual Report on Form 10-KSB/A.

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

Recent Sales of Unregistered Securities; Use of Proceeds

On November 8, 2002, we issued a promissory note to Ash Capital, LLC for proceeds of up to $322,500. The note bears interest at 8%. The principal and interest were originally due on November 8, 2003. All past due amounts and accrued interest thereon bear interest at 18%. During the twelve months ended December 31, 2003, we borrowed $120,500 under the terms of the promissory note and transferred $25,000 from an accounts payable due to Ash Capital, which increased the principal amount of the promissory note to $347,500. At any time, principal and accrued interest on the promissory note is convertible into Series D Convertible Preferred Stock at $0.90 per share. Each share of the Series D Convertible Preferred Stock is convertible into six shares of common stock, at the rate of $0.15 per share of Series D Preferred Stock. On October 1, 2003, Ash Capital, LLC agreed to amend the terms of its secured convertible promissory note with us to (i) extend the maturity date to the earlier of November 8, 2007 or the maturity date of the Notes issued to Gestetner Group, LLC and certain third parties and (ii) include as an additional event of default any default by us the secured convertible promissory notes with Gestetner Group, LLC and certain third parties. In addition, we have issued Ash Capital, LLC a contingent warrant to purchase shares of common stock, exercisable at $0.13 per share through October 1, 2008. The terms of the warrant provide that the number of shares exercisable by Ash Capital, LLC will be determined by a formula, [A - B] times C, whereby (i) A equals the aggregate number of shares of our common stock that are, on the date of the exercise of the Ash Capital warrant, issued to and held by any of the Gestetner Group, LLC and certain third parties that purchased $250,000 of secured convertible promissory notes on October 1, 2003, (ii) B equals 10,000,000 and (iii) C equals .07. We have utilized all monies loaned by Ash Capital, LLC for our business operations.

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

Results of Operations

The following table sets forth selected statement of operations data as a percentage of total revenues for the years indicated:

	Year ended December 31,
	2004	2003
Statement of Operations Data:
Revenue:
Revenue share arrangements	69.4%	74.5%
Maintenance fees	22.8	24.1
Product sales	7.8	1.4
Total revenue	100.0	100.0
Cost of revenue:
Revenue share arrangements	32.4%	47.8%
Write-off of obsolete inventory	0.0	16.7
Loss on Impairment of Refreshment Centers	0.0	33.2
Maintenance	4.6	9.4
Product sales	0.2	0.4
Total cost of revenue	37.2	107.5
Gross margin (loss)	62.8	(7.5%)

Operating expenses:
Selling, general and administrative expense	49.3%	98.4%
Research and development expense	2.4	1.5
Interest expense	13.2	39.4
Gain in collection of previously written off receivables	(19.6)	0.0
Interest and other income	(0.5)	(0.8)
Total operating expenses	44.8	(138.6)
Income (loss) from operations	18.1%	(146.1%)
Other income (expense):
Gain on forgiveness of liabilities and debt	38.5	31.2
Net income (loss)	56.6%	(114.9%)

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

The changes and percent changes with respect to our revenues and our cost of revenue for the years ended December 31, 2004 and 2003 are as follows:

	For the Years Ended December 31,
	2004	2003	Change	Percent Change
REVENUE
Revenue-sharing arrangements	$1,103,945	$1,116,200	$(12,255)	1.1%
Maintenance fees	363,501	361,037	2,464	0.7%
Product sales	123,713	21,622	102,091	472.2%
Total Revenue	1,591,159	1,498,859	92,300	6.2%

COST OF REVENUE
Revenue-sharing arrangements	515,124	715,947	(200,823)	28.0%
Write-off of obsolete inventory	-	250,404	(250,404)	100.0%
Loss on impairment of refreshment centers	-	497,399	497,399	100.0%
Maintenance	72,915	141,013	(68,098)	48.3%
Product sales	3,142	5,787	(2,645)	45.7%
Total Cost of Revenue	591,181	1,610,550	(1,019,369)	63.3%

GROSS MARGIN PERCENTAGE
Revenue-sharing arrangements	53.3%	35.9%
Maintenance	79.9%	60.9%
Product sales	97.5%	73.2%
Total Gross Margin Percentage	62.8%	(7.5%)

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

Interest expense was $209,961 for 2004 as compared to $591,171 for 2003, a decrease of $381,210, or 46.8%. The decrease in interest expense related primarily to the material reduction in the interest rate relating to the AMRESCO loan fundings. In 2004 we realized a gain on collection of previously written off receivables in the amount of $312,500. Income from operations for 2004 was $287,308, as compared to a loss from operations of $2,189,569 in 2003. The Company also realized a gain on forgiveness of liabilities and debt of $612,718 in 2004 as compared to $467,734 in 2003.

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

On November 8, 2002, we issued a promissory note to Ash Capital, LLC for proceeds of up to $322,500. The note bore interest at 8%. The principal and interest were originally due on November 8, 2003. All past due amounts and accrued interest thereon bear interest at 18%. During the period November 8, 2002 through September 30, 2003, we received loan proceeds of $322,500, and also transferred $25,000 from an accounts payable due to Ash Capital, which increased the principal amount of the promissory note to $347,500. At any time, principal and accrued interest on the promissory note is convertible into Series D Convertible Preferred Stock at $0.90 per share. Each share of the Series D Convertible Preferred Stock is convertible into six shares of common stock, at the rate of $0.15 per share of Series D Preferred Stock. On October 1, 2003, Ash Capital, LLC agreed to amend the terms of its secured convertible promissory note with us to (i) extend the maturity date to the earlier of November 8, 2007 or the maturity date of the Notes issued to Gestetner Group, LLC and several third parties and (ii) include as an additional event of default any default by us the secured convertible promissory notes with Gestetner Group, LLC and several third parties. In addition, we have issued Ash Capital, LLC a contingent warrant to purchase shares of common stock, exercisable at $0.13 per share through October 1, 2008. The terms of the warrant provide that the number of shares exercisable by Ash Capital, LLC will be determined by a formula, [A - B] times C, whereby (i) A equals the aggregate number of shares of our common stock that are, on the date of the exercise of the Ash Capital warrant, issued to and held by any of the Gestetner Group, LLC and several third parties that purchased, collectively, $250,000 of secured convertible promissory notes on October 1, 2003, (ii) B equals 10,000,000 and (iii) C equals .07. We have utilized all monies loaned by Ash Capital, LLC for our business operations.

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

Risks Related to eRoomSystem Technologies

Although we realized net income in 2004, we have a history of significant operating losses and may experience operating losses in the future, and maintaining profitability is not assured

We have a history of significant operating losses and may realize operating losses in the future. For the year ended December 31, 2004, we realized net income of $900,072, as compared to a net loss of $1,721,835 for the year ended December 31, 2003. For the years ended December 31, 2004 and 2003, our operations have provided $730,322 and $186,718 of cash, respectively. As of December 31, 2004 and 2003, we had accumulated deficits of $31,807,433 and 32,707,505, respectively.

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

HANSEN, BARNETT& MAXWELL
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

CONSOLIDATED BALANCE SHEETS

	December 31,
	2004	2003
ASSETS
CURRENT ASSETS
Cash	$646,386	$381,985
Cash held in escrow	225,000	-
Accounts receivable, net of allowance for doubtful accounts of $29,045 and
$246,465 at December 31, 2004 and 2003, respectively	164,586	226,385
Prepaid expenses	16,317	16,188
Total Current Assets	1,052,289	624,558
REFRESHMENT CENTERS IN SERVICE, net of accumulated depreciation of
$1,777,378 and $1,262,714 at December 31, 2004 and 2003, respectively	1,870,143	2,384,808
PROPERTY AND EQUIPMENT
Production equipment	22,210	22,210
Computer equipment	76,031	74,965
Vehicles and other	44,153	44,153
	142,394	141,328
Less accumulated depreciation and amortization	(129,481)	(119,388)
Net Property and Equipment	12,913	21,940
DEPOSITS	95,300	76,650
Total Assets	$3,030,645	$3,107,956

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Notes payable and current portion of long-term debt	$228,337	$426,683
Accounts payable	109,089	540,395
Accrued liabilities	137,492	134,278
Accrued interest	81,615	59,457
Customer deposits	11,758	11,758
Deferred maintenance revenue	38,516	55,696
Total Current Liabilities	606,807	1,228,267
LONG-TERM DEBT, net of current portion	1,111,181	1,527,492
Total Liabilities	1,717,988	2,755,759

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none outstanding	-	-
Common stock, $0.001 par value; 50,000,000 shares authorized; 10,465,133 shares and 10,383,933 shares outstanding at December 31, 2004 and December 31, 2003, respectively	10,465	10,384
Additional paid-in capital	32,074,454	32,028,402
Warrants and options outstanding	1,109,930	1,092,416
Note receivable from shareholder	(74,759)	(71,500)
Accumulated deficit	(31,807,433)	(32,707,505)
Total Stockholders’ Equity	1,312,657	352,197

Total Liabilities and Stockholders’ Equity	$3,030,645	$3,107,956

See accompanying notes to consolidated financial statements

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
	For the years ended December 31,
	2004	2003

REVENUE
Revenue-sharing arrangements	$1,103,945	$1,116,200
Maintenance fees	363,501	361,037
Product sales	123,713	21,622
Total Revenue	1,591,159	1,498,859

COST OF REVENUE
Revenue-sharing arrangements	515,124	715,947
Write-off of obsolete inventory	-	250,404
Loss on impairment of refreshment centers	-	497,399
Maintenance	72,915	141,013
Product sales	3,142	5,787
Total Cost of Revenue	591,181	1,610,550
GROSS MARGIN	999,978	(111,691)

OPERATING EXPENSES
Selling, general and administrative expense, including non-cash compensation
of $28,558 and $64,666, respectively	784,110	1,475,116
Research and development expense	38,527	23,017
Interest expense	209,961	591,171
Gain on collection of previously written off receivables	(312,500)	-
Interest and other income	(7,428)	(11,426)
Net Operating Expenses	712,670	2,077,878
Income (Loss) from Operations	287,308	(2,189,569)
Gain on forgiveness of liabilities and debt	612,764	467,734
Net Income (Loss)	$900,072	$(1,721,835)
Basic Earnings (Loss) Per Common Share	$0.09	$(0.16)
Diluted Earnings (Loss) Per Common Share	$0.04	$(0.16)

See accompanying notes to consolidated financial statements

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

	Shares		Amount
	2004	2003	2004	2003
COMMON STOCK
Balance at Beginning of Year	10,383,933	10,897,931	$10,384	$10,898
Exercise of stock options	20,000	-	20	-
Issuance to directors for services	60,000	86,002	60	86
Issuance to consultant for services	1,200	-	1	-
Cancellation in settlement of shareholder note receivable	-	(600,000)	-	(600)
Balance at End of Year	10,465,133	10,383,933	10,465	10,384

ADDITIONAL PAID-IN-CAPITAL
Balance at Beginning of Year			32,028,402	31,570,454
Exercise of stock options			3,380	-
Issuance to directors for services			10,140	18,915
Issuance to consultant for services			443	-
Cancellation in settlement of shareholder note receivable			-	(169,034)
Beneficial conversion option of related party debt			-	156,786
Expiration of warrants and options			32,089	451,281
Balance at End of Year			32,074,454	32,028,402

WARRANTS AND OPTIONS OUTSTANDING
Balance at Beginning of Year			1,092,416	1,028,897
Expiration of warrants and options			(32,089)	(451,281)
Issuance of stock options in settlement of accrued liabilities			31,688	142,464
Increase in value of variable options			4,244	-
Issuance of options and warrants related to consulting services and financing activities			13,671	372,336
Balance at End of Year			1,109,930	1,092,416

NOTES RECEIVABLE FROM SHAREHOLDER
Balance at Beginning of Year			(71,500)	(232,050)
Cancellation in settlement of shareholder note receivable			-	169,634
Interest accrued			(3,259)	(9,084)
Balance at End of Year			(74,759)	(71,500)

ACCUMULATED DEFICIT
Balance at Beginning of Year			(32,707,505)	(30,985,670)
Net gain (loss)			900,072	(1,721,835)
Balance at End of Year			(31,807,433)	(32,707,505)
Total Stockholders' Equity at End of Year			$1,312,657	$352,197

See accompanying notes to consolidated financial statements

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$900,072	$(1,721,835)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	524,758	767,502
Gain on forgiveness of debt and liabilities	(612,764)	(467,734)
Interest income from shareholder receivables	(3,259)	-
Loss on disposal of assets	-	46,462
Loss due to impairment of refreshment centers in service	-	497,399
Accretion of debt discount	67,665	323,859
Non-cash compensation expense	28,558	64,665
Changes in operating assets and liabilities:
Attorney's escrow	(225,000)	-
Accounts receivable	61,799	100,294
Inventories	-	253,561
Prepaid expenses	(129)	104,935
Accounts payable	(82,795)	(2,547)
Accrued liabilities	88,597	258,046
Customer deposits and deferred maintenance revenue	(17,180)	(37,889)
Net Cash Provided By Operating Activities	730,322	186,718

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(1,066)	(1,356)
Proceeds from sale of equipment	-	2,500
Change in long term deposits and restricted funds	(18,650)	-
Net Cash Provided by (Used In) Investing Activities	(19,716)	1,144

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	-	370,500
Principal payments on long-term debt	(449,605)	(320,736)
Proceeds from exercise of options	3,400	-
Net Cash Provided by (Used in) Financing Activities	(446,205)	49,764

Net Increase in Cash	264,401	237,626
Cash at Beginning of Period	381,985	144,359

Cash at End of Period	$646,386	$381,985

Supplemental Cash Flows Information
Cash paid for interest	$94,052	$231,327
Supplemental Disclosure of Noncash Investing and Financing Activities
Conversion of accounts payable into note payable	$-	$25,000
Stock options issued in settlement of accounts payable	$31,688	$306,826
Cancellation of common stock in settlement of notes receivable from shareholder	$-	$169,634

See accompanying notes to consolidated financial statements

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

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

Up until the year ended December 31, 2004, the Company had suffered recurring losses. During the years ended December 31, 2004 and 2003, the Company realized a net gain of $900,072 and a net loss of $1,721,835, respectively. During the years ended December 31, 2004 and 2003, the Company's operations provided $730,322 and $186,718 of cash, respectively. The Company had cash of $646,386 as of December 31, 2004. At December 31, 2004, the Company had working capital of $445,482.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Inventory - Inventory included direct materials, direct labor and manufacturing overhead costs and was stated at the lower of cost (using the first-in, first-out method) or market value. Provisions, when required, were made to reduce excess and obsolete inventories to their estimate net realizable values.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - NOTES PAYABLE AND LONG-TERM DEBT

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

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Convertible Note Payable to Stockholder - On November 8, 2002, the Company entered into a promissory note with Ash Capital, LLC for proceeds of up to $322,500. The note bears interest at 8%. All past due amounts and accrued interest thereon bear interest at 18%. During the year ended December 31, 2003, the Company borrowed $120,500 under the terms of the promissory note and transferred $25,000 from an accounts payable due to Ash Capital, which increased the principal amount of the promissory note to $347,500.

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

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 5 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

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

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Employment and Consulting Agreements - On October 1, 2003, the Company entered into a two-year employment agreement with its chief executive officer and president. The agreement provides for an annual salary of $100,000. If the chief executive officer is terminated without cause, the agreement provides for one year’s annual salary as severance pay. The agreement requires that the chief executive officer may not compete with the Company during the term of employment and for three years subsequent to termination.

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

Employment Agreement Terminations - As a condition of the Gestetner Group, LLC funding arrangement discussed in Note 3, on October 1, 2003, the employment of three officers was terminated and the Company entered into termination and release agreements with the three former officers that provided for the redemption of 600,000 shares of common stock from the former officers in exchange for the Company surrendering promissory notes receivable from the former officers totaling $156,000 and related accrued interest of $13,634. The Company also released 637,500 shares of common stock and other assets that were being held as security for the promissory notes. The common shares were originally issued and the promissory notes were received upon exercise of stock options as described more fully in Note 8. The redeemed common shares were cancelled. In addition, the Company settled $306,826 of accrued compensation payable to the three former officers by issuing options to them to purchase 600,000 shares of common stock at $0.26 per share through October 1, 2008. These options were valued at $142,464 based upon their fair value measured using the Black-Scholes option pricing model with the following assumptions: 2.8 percent risk-free rate, 0 percent expected dividend yield, 173 percent volatility and a five year estimated life. The Company recognized a $164,362 gain on forgiveness of liabilities from the settlement of the accrued compensation.

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Registration Rights - The Company has granted certain common stock and warrant holders the right, subject to applicable terms and conditions, to require the Company to register their common stock (or equivalent common shares upon the exercise of the warrants) on a best efforts basis under the Securities Act for offer to sell to the public.

Legal - In November 2002, a former landlord in St. George, Utah filed a lawsuit against the Company that alleged breach of a lease agreement. On March 6, 2003, summary judgment in the amount of $47,442 was granted to the former landlord. The Company had accrued $41,000 as of December 31, 2003. In March 2004, the Company paid $10,000 in complete settlement of this lawsuit. A gain on extinguishment of debt was recorded for $31,000, which is included in the amount disclosed in Note 5.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 8A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2004, the end of the period covered by this Annual Report on Form 10-KSB. We did not, however, disclose our evaluation in the Form 10-KSB filed on March 24, 2005.

The evaluation was done with the participation of our chief executive officer and president, David A. Gestetner, as well as our accounting personnel and legal consultant. Mr. Gestetner serves as our principal executive officer and principal financial and accounting officer.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Controls

Our management does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of a control. The design of a control system is also based upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Conclusions

Based on this evaluation, we concluded that, subject to the limitations noted above, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms.

 Changes in Internal Controls

There were no changes in our internal controls over financial reporting that occurred during the last fiscal quarter, i.e., the quarter ended December 31, 2004, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

	Annual Compensation			Long-Term Compensation	Other Compensation
Name and Principal Position	Year	Salary	Bonus	Securities Underlying Options/Sirs
David A. Gestetner President, Chief Executive Officer, Secretary and Chairman of the Board	2004	$ 100,000	$ 50,000	0	$ 2,400
	2003	$ 25,000	$ 0	0	$ 600
	2002	$ 0	$ 0	0	$ 0

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

2 Reflects the direct ownership of 48,321 shares of common stock and options to purchase 55,000 shares of common stock, the beneficial ownership of 19,231 shares of common stock and an option to purchase 14,961 shares of common stock held by Providence Management, LLC, an entity for which Mr. Savas is co-manager and 50% owner, and the beneficial ownership of 1,243,957 shares of common stock and an option to purchase 145,313 shares of common stock held by Ash Capital, LLC, or Ash Capital, an entity for which Providence Management, LLC is manager and holds a 20% profits interest. Mr. Savas disclaims any beneficial ownership of the shares of common stock and options to purchase shares of common stock beneficially owned as a result of his affiliation with Ash Capital. Does not reflect the conversion of a secured convertible promissory note in the original principal amount of $347,500 held by Ash Capital, the terms of which provide for (i) interest to accrue at the rate of 8% per annum, (ii) a maturity date of the earlier of November 8, 2007 or the maturity date of the convertible secured promissory notes held by the Gestetner Group, LLC, and several third parties issued on October 1, 2003, (iii) the right to convert the principal and accrued interest into Series D Preferred Stock at $0.90 per share with each share of the Series D Preferred Stock convertible into six shares of common stock, at $0.15 per share on a common share equivalent basis. In addition, does not reflect the contingent warrant to purchase shares of common stock issued to Ash Capital on October 1, 2003, exercisable at $0.13 per share through October 1, 2008. The terms of such contingent warrant provide that the number of shares exercisable by Ash Capital will be determined by a formula, [A - B] times C, whereby (a) A equals the aggregate number of shares of the Company’s common stock that are, on the date of the exercise of the Ash Capital warrant, issued to and held by any of the Gestetner Group, LLC and several third parties, (b) B equals 10,000,000 and (c) C equals .07.

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

In addition, the Company also issued Ash Capital, LLC a contingent warrant to purchase shares of common stock, exercisable at $0.13 per share through October 1, 2008. The terms of the warrant provide that the number of shares exercisable by Ash Capital, LLC will be determined by a formula, [A - B] times C, whereby (i) A equals the aggregate number of shares of the Company’s common stock that are, on the date of the exercise of the Ash Capital warrant, issued to and held by any of the Gestetner Group, LLC and the other lenders that purchased the $250,000 secured convertible promissory note on October 1, 2003, (ii) B equals 10,000,000 and (iii) C equals .07. The shares of common stock underlying the Ash Capital warrant include registration rights that provide Ash Capital, under certain circumstances and in conjunction with Gestetner Group, LLC and several third parties, to register such underlying shares of common stock.

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

See exhibits listed on the Exhibit Index following the signature page of this Annual Report on Form 10-KSB/A, which is incorporated herein by reference.

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

(2)	Audit-related fees: Fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.

(3)	Tax fees: Fees for professional services rendered with respect to tax compliance, tax advice and tax planning. This includes preparation of tax returns, claims for refunds, payment planning and tax law interpretation.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

eRoomSystem Technologies, Inc.

By:	/s/ David A. Gestetner
David A. Gestetner
Its:	President, Chief Executive Officer, Secretary and Chairman of the Board

Date:	December 19, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ David A. Gestetner	President, Chief Executive Officer, Secretary and Chairman of the Board	December 19, 2005
David A. Gestetner	(Principal Executive Officer and Principal Financial and Accounting Officer)
/s/ Herbert A. Hardt	Director	December 19, 2005
Herbert A. Hardt
/s/ James C. Savas	Director	December 19, 2005
James C. Savas
/s/ Lawrence K. Wein	Director	December 19, 2005

EXHIBIT INDEX
Exhibit Number	Document Name	Page
1.01	Form of Underwriting Agreement relating to the registrant’s initial public offering that closed on August 9, 2000	(3)
2.01	Agreement and Plan of Reorganization by and between RoomSystems International Corporation and RoomSystems, Inc. dated December 31, 1999	(1)
2.02	Transfer Pricing Agreement by and between RoomSystems International Corporation and RoomSystems, Inc. dated December 31, 1999	(1)
3.01	Amendment and Restatement of Articles of Incorporation	(1)
3.02	Certificate of Correction dated May 30, 2000	(2)
3.03	Amended and Restated Certificate of Designation, Preferences, Rights and Limitation of Series A convertible preferred stock	(1)
3.04	Amended and Restated Certificate of Designation, Preferences, Rights and Limitation of Series B convertible preferred stock	(1)
3.05	Certificate of Designation, Preferences, Rights and Limitation of Series C convertible preferred stock	(1)
3.06	Amended and Restated Bylaws	(2)
3.07	Second Amendment and Restatement of Articles of Incorporation	(3)
3.08	Second Amended and Restated Bylaws	(3)
4.01	Form of Common Stock Certificate	(1)
4.02	Form of Certificate for Series A convertible preferred stock	(1)
4.03	Form of Certificate for Series B convertible preferred stock	(1)
4.04	Form of Certificate for Series C convertible preferred stock	(1)
10.01	Amended and Restated 2000 Stock Option and Incentive Plan	(2)
10.02	Lease Agreement by and between RoomSystems Finance Corporation and 3770 Howard Hughes Parkway Associates Limited Partnership dated October 8, 1997	(1)
10.02A	Exhibits to Lease Agreement by and between RoomSystems Finance Corporation and 3770 Howard Hughes Parkway Associates Limited Partnership dated October 8, 1997	(2)
10.03	Lease Agreement by and between RoomSystems, Inc. and Pam Joy Realty, Inc. dated October 10, 1997	(2)
10.04	Master Corporate Agreement by and between Innco Corporation and RoomSystems, Inc. dated April 6, 1998	(1)
10.04A	Exhibits to Master Corporate Agreement by and between Innco Corporation and RoomSystems, Inc. dated April 6, 1998	(2)
10.05	Indemnification Agreement by and between RoomSystems, Inc. and Alan C. Ashton dated August 17, 1999	(1)
10.06	Agreement of Understanding by and between RoomSystems, Inc. and Ash Capital, LLC, C&W/RSI Partners, LLC, SKM Investment, LLC and Thunder Mountain Investments, LC dated August 17, 1999	(1)
10.06A	Exhibits to Agreement of Understanding by and between RoomSystems, Inc. and Ash Capital, LLC, C&W/RSI Partners, LLC, SKM Investment, LLC and Thunder Mountain Investments, LC dated August 17, 1999	(2)

Exhibit Number	Document Name	Page
10.07	First Amendment to Agreement of Understanding by and between RoomSystems, Inc. and Ash Capital, LLC, C&W/RSI Partners, LLC, SKM Investment, LLC and Thunder Mountain Investments, LC dated September 30, 1999	(1)
10.08	Promissory Note Repurchase Agreement by and between Steven L. Sunyich and RoomSystems, Inc. dated September 1, 1999	(1)
10.09	Indemnification Agreement by and between RSi BRE, Inc. and Donnelly Prehn dated September 27, 1999	(1)
10.10	Equipment Transfer Agreement by and between RoomSystems, Inc., RoomSystems International Corporation, RSi BRE, Inc. and RSG Investments, LLC dated September 28, 1999	(1)
10.10A	Exhibits to Equipment Transfer Agreement by and between RoomSystems, Inc., RoomSystems International Corporation, RSi BRE, Inc. and RSG Investments, LLC dated September 28, 1999	(2)
10.11	Amendment to Equipment Transfer Agreement by and between RoomSystems, Inc., RoomSystems International Corporation, RSi BRE, Inc. and RSG Investments, LLC dated November 23, 1999	(1)
10.12	Conversion Agreement by and between Steven L. Sunyich and RoomSystems, Inc. dated December 30, 1999	(1)
10.13	Loan and Security Agreement by and between RoomSystem Technologies, Inc. and Ash Capital, LLC dated February 15, 2000	(1)
10.13A	Exhibits to Loan and Security Agreement by and between RoomSystem Technologies, Inc. and Ash Capital, LLC dated February 15, 2000	(2)
10.14	Letter Agreement by and between eRoomSystem Technologies, Inc. and Hall Communications, Inc. dated March 30, 2000	(1)
10.15	Form of Hotel Revenue-Sharing Lease Agreement	(2)
10.16	Form of Noncompetition and Nondisclosure Agreement (Sales)	(1)
10.17	Form of Consulting Agreement	(1)
10.18	Form of Sales Representation Agreement	(1)
10.19	Form of Executive Employment Agreement	(1)
10.20	Form of Offshore Loan Subscription Agreement dated as of April 13, 2000	(1)
10.21	Form of Secured Subordinated Promissory Note dated as of April 13, 2000	(1)
10.22	Form of Installation, Co-Maintenance and Software Licensing and Upgrade Agreement	(2)
10.23	+ Master Business Lease Financing Agreement by and among AMRESCO Leasing Corporation, eRoomSystem SPE, Inc., RoomSystems, Inc. and eRoomSystem Technologies, Inc. dated May 11, 2000	(4)
10.24	Indemnification Agreement by and between eRoomSystem Technologies, Inc. and John J. Prehn dated May 31, 2000	(2)
10.25	Amended and Restated Executive Employment Agreement of Steven L. Sunyich dated June 6, 2000	(2)
10.26	Second Amended and Restated Executive Employment Agreement of Steven L. Sunyich dated July 12, 2000	(3)
10.27	Amended and Restated Executive Employment Agreement of Derek K. Ellis dated July 12, 2000	(3)

Exhibit Number	Document Name	Page
10.28	Executive Employment Agreement of Stephen M. Nelson dated July 12, 2000	(4)
10.29	Amended and Restated Executive Employment Agreement of Gregory L. Hrncir dated July 12, 2000	(3)
10.30	Shareholders’ Agreement and Proxy by and among Ash Capital, LLC, RoomSystems, Inc. and certain stockholders of RoomSystems, Inc. dated August 17, 1999	(1)
10.31	Employment Agreement of David S. Harkness dated as of December 20, 2000	(6)
10.32	Employment Agreement of Stephen M. Nelson dated as of January 29, 2001	(7)
10.33	Employment Agreement of Derek K. Ellis dated as of January 29, 2001	(7)
10.34	Employment Agreement of Gregory L. Hrncir dated as of January 29, 2001	(7)
10.35	+ Amended and Restated Master Business Lease Financing Agreement by and among AMRESCO Leasing Corporation, eRoomSystem SPE, Inc., RoomSystems, Inc. and eRoomSystem Technologies, Inc. dated February 23, 2001	(7)
10.36	Employment Agreement of David S. Harkness dated as of December 31, 2001	(8)
10.37	Consulting Agreement by and between eRoomSystem Technologies, Inc. and Ash Capital, LLC dated as of December 31, 2001	(8)
10.38	Stock Purchase Agreement by and between eRoomSystem Technologies, Inc. and Ash Capital, LLC dated November 8, 2002	(9)
10.39	Secured Convertible Promissory Note issued in favor of Ash Capital, LLC dated November 8, 2002.	(9)
10.40	Note Purchase Agreement between eRoomSystem Technologies, Inc., Gestetner Group, LLC and Other Lenders dated October 1, 2003	(10)
10.41	Amendment Agreement between eRoomSystem Technologies, Inc., eRoomSystem Services, Inc., eRoomSystem SPE, Inc., RSi BRE, Inc., AMRESCO Commercial Finance, Inc., AMRESCO Leasing Corporation and Gestetner Group, LLC dated October 1, 2003	(10)
10.42	Agency Agreement between Gestetner Group, LLC and Other Lenders dated October 1, 2003	(10)
10.43	Warrant to Purchase Shares of Common Stock issued in favor of AMRESCO Commercial Finance, Inc. dated October 1, 2003	(10)
10.44	Warrant to Purchase Shares of Common Stock issued in favor of Ash Capital, LLC dated October 1, 2003	(10)
10.45	Intercreditor and Collateral Agency Agreement between Gestetner Group, LLC, Ash Capital, LLC and eRoomSystem Technologies, Inc. dated October 1, 2003	(10)
10.46	Investors Rights Agreement between eRoomSystem Technologies, Inc., Ash Capital, LLC, and certain security holders dated October 1, 2003	(10)
10.47	Termination and Release Agreement between eRoomSystem Technologies, Inc. and David S. Harkness dated October 1, 2003	(10)
10.48	Termination and Release Agreement between eRoomSystem Technologies, Inc. and Gregory L. Hrncir dated October 1, 2003	(10)
10.49	Consulting Agreement between eRoomSystem Technologies, Inc. and Gregory L. Hrncir dated October 1, 2003	(10)
10.50	Termination and Release Agreement between eRoomSystem Technologies, Inc. and Derek K. Ellis dated October 1, 2003	(10)

Exhibit Number	Document Name	Page
10.51	Consulting Agreement between eRoomSystem Technologies, Inc. and DM Family Limited Partnership dated October 1, 2003	(10)
10.52	Secured Convertible Promissory Note issued in favor of Adele Schwarty dated October 1, 2003	(10)
10.53	Secured Convertible Promissory Note issued in favor of David Heller dated October 1, 2003	(10)
10.54	Secured Convertible Promissory Note issued in favor of Evelyn Gestetner dated October 1, 2003	(10)
10.55	Secured Convertible Promissory Note issued in favor of Frieda Wolman dated October 1, 2003	(10)
10.56	Secured Convertible Promissory Note issued in favor of Gestetner Group, LLC dated October 1, 2003	(10)
10.57	Secured Convertible Promissory Note issued in favor of Hannah Sarah Frenkel dated October 1, 2003	(10)
10.58	Secured Convertible Promissory Note issued in favor of Helmsbridge Holdings Limited dated October 1, 2003	(10)
10.59	Secured Convertible Promissory Note issued in favor of Leah Weinstein dated October 1, 2003	(10)
10.60	Secured Convertible Promissory Note issued in favor of Liba Pappenheim dated October 1, 2003	(10)
10.61	Secured Convertible Promissory Note issued in favor of Maurice B. Brenig dated October 1, 2003	(10)
10.62	Secured Convertible Promissory Note issued in favor of Rose Kaminer dated October 1, 2003	(10)
10.63	Warrant to Purchase Shares of Common Stock issued in favor of Adele Schwarty dated October 1, 2003	(10)
10.64	Warrant to Purchase Shares of Common Stock issued in favor of David Heller dated October 1, 2003	(10)
10.65	Warrant to Purchase Shares of Common Stock issued in favor of Evelyn Gestetner dated October 1, 2003	(10)
10.66	Warrant to Purchase Shares of Common Stock issued in favor of Frieda Wolman dated October 1, 2003	(10)
10.67	Warrant to Purchase Shares of Common Stock issued in favor of Gestetner Group, LLC dated October 1, 2003	(10)
10.68	Warrant to Purchase Shares of Common Stock issued in favor of Hannah Sarah Frenkel dated October 1, 2003	(10)
10.69	Warrant to Purchase Shares of Common Stock issued in favor of Helmsbridge Holdings Limited dated October 1, 2003	(10)
10.70	Warrant to Purchase Shares of Common Stock issued in favor of Leah Weinstein dated October 1, 2003	(10)
10.71	Warrant to Purchase Shares of Common Stock issued in favor of Liba Pappenheim dated October 1, 2003	(10)

Exhibit Number	Document Name	Page
10.72	Warrant to Purchase Shares of Common Stock issued in favor of Maurice B. Brenig dated October 1, 2003	(10)
10.73	Warrant to Purchase Shares of Common Stock issued in favor of Rose Kaminer dated October 1, 2003	(10)
16.01	Letter regarding Change in Certifying Accountant	(1)
21.01	List of Subsidiaries	63
32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)	65
(1)	Previously filed as an exhibit to the registrant’s Registration Statement on Form SB-2, as filed with the Commission on April 14, 2000.
(2)	Previously filed as an exhibit to the registrant’s Pre-Effective Amendment No. 1 to its Registration Statement on Form SB-2, as filed with the Commission on June 9, 2000.
(3)	Previously filed as an exhibit to the registrant's Pre-Effective Amendment No. 2 to its Registration Statement on Form SB-2, as filed with the Commission on July 14, 2000.
(4)	Previously filed as an exhibit to the registrant's Pre-Effective Amendment No. 3 to its Registration Statement on Form SB-2, as filed with the Commission on July 19, 2000.
(5)	Previously filed as an exhibit to the registrant’s Registration Statement on Form SB-2, as filed with the Commission on December 22, 2000.
(6)	Previously filed as an exhibit to the registrant’s Pre-Effective Amendment No. 1 to its Registration Statement on Form SB-2, as filed with the Commission on February 5, 2000.
(7)	Previously filed as an exhibit to the registrant’s Annual Report on Form 10-KSB, as filed with the Commission on April 2, 2001.
(8)	Previously filed as an exhibit to the registrant’s Annual Report on Form 10-KSB, as filed with the Commission on April 1, 2002.
(9)	Previously filed as an exhibit to the registrant’s Quarterly Report on Form 10-QSB, as filed with the Commission on November 14, 2002.
(10)	Previously filed as an exhibit to the registrant’s Annual Report on Form 10-KSB, as filed with the Commission on March 30, 2004.
+

Confidential treatment has been granted with respect to certain portions of this agreement, including the exhibits thereto, of which certain portions have been omitted and filed separately with the Commission.