Form 10QSB/A
period 2005-03-31
EROOMSYSTEM TECHNOLOGIES INC
filed 2005-12-19
CIK 1110361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒NO ☐

Applicable Only to Issuers Involved in Bankruptcy Proceedings During the Preceding Five Years

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. YES ☐NO ☐

Applicable Only to Corporate Issuers

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

10,565,133 shares of common stock, $0.001 par value, as of May 19, 2005

Transitional Small Business Disclosure Format (check one): YES ☐ NO ☒

FORM 10-QSB/A

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
	2005	2004
ASSETS
CURRENT ASSETS
Cash	$820,042	$646,386
Cash held in Escrow	-	225,000
Accounts receivable, net of allowance for doubtful accounts of $29,045 and
$29,045 at March 31, 2005 and December 31, 2004, respectively	202,348	164,586
Prepaid expenses	27,043	16,317
Subscription receivable	10,000	-
Miscellaneous receivables	6,334	-
Total Current Assets	1,065,767	1,052,289
REFRESHMENT CENTERS IN SERVICE, net of accumulated depreciation of
$1,906,044 and $1,777,378 at March 31, 2005 and December 31, 2004, respectively	1,741,477	1,870,143
PROPERTY AND EQUIPMENT
Production equipment	22,210	22,210
Computer equipment	77,069	76,031
Vehicles and other	44,153	44,153
	143,432	142,394
Less accumulated depreciation and amortization	(130,928)	(129,481)
Net Property and Equipment	12,504	12,913
DEPOSITS	75,300	95,300
Total Assets	$2,895,048	$3,030,645

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Notes payable and current portion of long-term debt	$233,015	$228,337
Accounts payable	76,059	109,089
Accrued liabilities	70,046	137,492
Accrued interest	93,402	81,615
Customer deposits	11,758	11,758
Deferred maintenance revenue	32,324	38,516
Total Current Liabilities	516,604	606,807
LONG-TERM DEBT, net of current portion	1,050,981	1,111,181
Total Liabilities	1,567,585	1,717,988
COMMITMENTS AND CONTINGENCIES	-	-
STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none outstanding	-	-
Common stock, $0.001 par value; 50,000,000 shares authorized; 10,565,133 shares and 10,465,133 shares outstanding at March 31, 2005
and December 31, 2004, respectively	10,565	10,465
Additional paid-in capital	32,108,596	32,074,454
Warrants and options outstanding	1,083,990	1,109,930
Note receivable from shareholder	(75,578)	(74,759)
Accumulated deficit	(31,800,110)	(31,807,433)
Total Stockholder's Equity	1,327,463	1,312,657
Total Liabilities and Stockholders' Equity
	$2,895,048	$3,030,645

See accompanying notes to unaudited condensed consolidated financial statements

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

For the Three Months Ended March 31,	2005	2004
REVENUE
Revenue-sharing arrangements	$271,039	$271,017
Maintenance fees	85,733	86,984
Product sales	2,607	308
Total Revenue	359,379	358,309
COST OF REVENUE
Revenue-sharing arrangements	128,666	128,666
Maintenance	14,285	16,749
Product sales	7	-
Total Cost of Revenue	142,958	145,415
GROSS MARGIN	216,421	212,894
OPERATING EXPENSES

Selling, general and administrative expense, including non-cash compensation
of $(1,698) and $27,534, respectively	163,164	256,753
Research and development expense	1,576	-
Interest expense	48,426	54,194
Interest and other income	(4,068)	(1,708)
Net Operating Expenses	209,098	309,239
Income (Loss) from Operations	7,323	(96,345)
Gain on forgiveness of liabilities and debt	-	503,475
Net Income	$7,323	$407,130
Basic Earnings Per Common Share	$0.00	$0.04
Diluted Earnings Per Common Share	$0.00	$0.02

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Three Months Ended March 31,	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$7,323	$407,130
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	130,113	133,038
Gain on forgiveness of debt and liabilities	-	(503,475)
Interest income from shareholder receivables	(819)	-
Accretion of debt discount	16,685	16,684
Non-cash compensation expense	(1,698)	27,534
Changes in operating assets and liabilities:
Cash released from escrow	225,000	-
Accounts receivable	(37,762)	(10,600)
Miscellaneous receivables	(6,334)	-
Prepaid expenses	(10,726)	436
Accounts payable	(33,030)	(13,182)
Accrued liabilities	(55,659)	4,850
Customer deposits and deferred maintenance revenue	(6,192)	1,054
Net Cash Provided By Operating Activities	226,901	63,469
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(1,038)	-
Change in long term deposits and restricted funds	20,000	(19,000)
Net Cash Provided by (Used In) Investing Activities	18,962	(19,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term debt	(72,207)	(241,426)
Net Cash Used in Financing Activities	(72,207)	(241,426)
Net Increase (Decrease) in Cash
	173,656	(196,957)
Cash at Beginning of Period	646,386	381,985

Cash at End of Period	$820,042	$185,028
Supplemental Cash Flows Information
Cash paid for interest	$19,955	$33,839
Supplemental Disclosure of Noncash Investing and Financing Activities
Stock options issued in settlement of accounts payable	$-	$8,855
Exercise of stock options	$10,000	$-

See accompanying notes to unaudited condensed consolidated financial statements

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Condensed Financial Statements - The accompanying unaudited condensed consolidated financial statements include the accounts of eRoomSystem Technologies, Inc. and its subsidiaries (the “Company”). These financial statements are condensed and, therefore, do not include all disclosures normally required by generally accepted accounting principles.  These statements should be read in conjunction with the Company’s annual financial statements included in the Company’s December 31, 2004 Annual Report on Form 10-KSB.  In particular, the Company’s organization, nature of operations and significant accounting principles were presented in Note 1 to the consolidated financial statements in that report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying unaudited condensed consolidated financial statements and consist of only normal recurring adjustments.  The results of operations presented in the accompanying unaudited condensed consolidated financial statements for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2005.

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

For the Three Months Ended March 31,	2005	2004

Net income, as reported	$7,323	$407,130

Add: Stock-based employee and consultant compensation
expenses included in net income	(1,698)	27,534

Deduct: Total stock-based employee and consultant
compensation expense determined under fair value based method
for all awards	703	(41,790)

Pro forma net earnings	$6,328	$392,874

Earnings per common share:
Basic as reported	$0.00	$0.04
Basic pro forma	$0.00	$0.04
Diluted as reported	$0.00	$0.02
Diluted pro forma	$0.00	$0.02

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

The following table is a reconciliation of the numerators and denominators used in the calculation of basic and diluted weighted-average common shares outstanding for the three months ended March 31, 2005 and 2004:

For the Three Months Ended March 31,	2005	2004
Basic net income	$7,323	$407,130
Interest expense from convertible debt	24,115	24,093
Diluted net income	$31,438	$431,223
Basic weighted-average common shares outstanding	10,468,466,	10,385,911
Effect of dilutive securities
Stock options and warrants	4,622,479	4,195,810
Convertible Debt	7,316,667	7,316,667
Diluted weighted-average common shares outstanding	22,407,612	21,898,388
Basic earnings per share	$0.00	$0.04
Diluted earnings per share	$0.00	$0.04

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 - BUSINESS CONDITION

During the year ended December 31, 2004 and the three months ended March 31, 2005, the Company realized a net gain of $900,072 and $7,323, respectively. During the year ended December 31, 2004 and the three months ended March 31, 2005, the Company's operations provided $730,322 and $226,901 of cash, respectively. The Company had a cash balance of $820,042 as of March 31, 2005. Up until the year ended December 31, 2004, the Company suffered recurring losses. Although the Company realized a significant profit in 2004 it was primarily from non-recurring items, specifically gains on collection of previously written off receivables and gain on forgiveness of debt. This raises substantial doubt about the Company’s ability to continue as a going concern. Management is attempting to obtain debt and equity financing for use in its operations. Realization of profitable operations or proceeds from the financing is not assured. Management is also attempting to find an entity interested in purchasing or merging with the Company.  Completion of a sale or merger of the Company is not assured.  The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

Total minimum lease payments to be received	$$324,000
Less: Allowance for uncollectibles	(272,486)
Net minimum lease payments receivable	51,514
Less: Unearned income	(51,514)
Net investment in sales-type lease	$-

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

NOTE 4 - STOCKHOLDERS’ EQUITY

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

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Results of Operations

Comparison of Three Months Ended March 31, 2005 and 2004

Revenues

Revenue Sharing Arrangements — Our revenue from revenue sharing arrangements was $271,039 for the three months ended March 31, 2005, compared to $271,017 for the three months ended March 31, 2004, representing an increase of $22, or less than 0.1%. The increase in revenue was immaterial.

Maintenance Fee Revenues — Our maintenance fee revenues were $85,733 for the three months ended March 31, 2005, compared to $86,984 for the three months ended March 31, 2004, representing a decrease of $1,251, or 1.4%. The decrease was not material.

Product Sales — Revenue from product sales was $2,607 for the three months ended March 31, 2005, compared to $308 for the three months ended March 31, 2004, representing an increase of $2,299, or 746.4%. The increase in revenues, while significant from a percentage perspective, was minimal in terms of the Company’s overall financial results.

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

Cost of Maintenance Fee Revenue — Our cost of maintenance fee revenue was $14,285 for the three months ended March 31, 2005, compared to $16,749 for the three months ended March 31, 2004, representing a decrease of $2,464, or 14.7%. The gross margin percentage on maintenance fee revenues was 83.3% for the three months ended March 31, 2005 and 80.7% for the three months ended March 31, 2004. The decrease in our cost of maintenance fee revenue and the increase in gross margin percentages for the three months ended March 31, 2005, as compared to the same period in 2004, reflects the Company’s continuing improvement in maintaining its products placed in the field and the decrease in fixed overhead relating to the field operations department.

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

The changes and percent changes with respect to our revenues and our cost of revenue for the three months ended March 31, 2005 and 2004 are summarized as follows:

	For the Three Months Ended March 31,		Change	Percent Change
	2005	2004
REVENUE
Revenue-sharing arrangements	$271,039	$271,017	$22	-
Maintenance fees	85,733	86,984	(1,251)	1.4%
Product sales	2,607	308	2,299	746.4%
Total Revenue	$359,379	$358,309	$1,070	0.3%

COST OF REVENUE
Revenue-sharing arrangements	128,666	128,666	-	-
Maintenance	14,285	16,749	(2,464)	14.7%
Product sales	7	-	7	100.0%
Total Cost of Revenue	$142,958	$145,415	$(2,457)	1.7%

GROSS MARGIN PERCENTAGE
Revenue-sharing arrangements	52.5%	52.5%
Maintenance	83.3%	80.7%
Product sales	99.7%	100.0%
Total Gross Margin Percentage	60.2%	59.4%
Although the preceding table summarizes the net changes and percent changes with respect to our revenues and our cost of revenue for the three months ended March 31, 2005 and 2004, the trends contained therein are limited and should not be viewed as a definitive indication of our future results.

Operating Expenses

Selling, General and Administrative — Selling, general and administrative expenses, including non-cash compensation expense, were $163,164 for the three months ended March 31, 2005, compared to $256,753 for the three months ended March 31, 2004, representing a decrease of $93,589, or 36.5%. The decrease in our selling, general and administrative expenses from the three months ended March 31, 2005 to the three months ended March 31, 2004 reflects our ongoing commitment to further reduce fixed overhead expenses.

Research and Development Expenses — Research and development expenses were $1,576 for the three months ended March 31, 2005, compared to none for the three months ended March 31, 2004, representing an increase of $1,576, or 100.0%. Research and development expenses represented 0.4% of our total revenue for the three months ended March 31, 2005, and zero percent of our total revenue for the three months ended March 31, 2004. The increase in research and development expenses related to a minimal amount of research and development undertaken during the three months ended March 31, 2005.

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

Liquidity and Capital Resources

At March 31, 2005, our principal sources of liquidity consisted of $820,042 of cash and working capital of $549,163, as compared to $646,386 of cash and working capital of $445,482 at December 31, 2004. In addition, our stockholders’ equity was $1,327,463 at March 31, 2005, compared to stockholders’ equity of $1,312,657 at December 31, 2004, an increase of $14,806. The increase in cash reflects the increase in working capital and stockholders’ equity.

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

Contractual Cash Obligations	Total	< 1 Year	1-3 Years	4-5 Years	>5 Years
Long-term Debt	1,691,531	371,621	951,190	368,720	-
Capital Lease Obligations	1,341	1,341	-	-	-
Total	1,692,872	372,962	951,190	368,720	-

Item 3.	Controls and Procedures

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2005, the end of the period covered by this Quarterly Report on Form 10-QSB. We did not, however, disclose our evaluation in the Form 10-QSB filed on May 20, 2005.

The evaluation was done with the participation of our chief executive officer and president, David A. Gestetner, as well as our accounting personnel and legal consultant. Mr. Gestetner serves as our principal executive officer and principal financial and accounting officer.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file pursuant to the Exchange Act, are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Conclusions

Based on this evaluation, our chief executive officer and president concluded that, subject to the limitations noted above and as of the evaluation date, our disclosure controls and procedures are effective to ensure that the information we are required to disclose in reports that we file pursuant to the Exchange Act are recorded, processed, summarized, and reported in such reports within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting that occurred during the last fiscal quarter, i.e., the three months ended March 31, 2005, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

eRoomSystem Technologies, Inc.
(Registrant)

Date:	December 19, 2005	By:	/s/ David A. Gestetner
David A. Gestetner
		Its:	Chief Executive Officer and President