Form 10QSB/A
period 2005-06-30
EROOMSYSTEM TECHNOLOGIES INC
filed 2005-12-19
CIK 1110361

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

Transitional Small Business Disclosure Format (check one): YES ☐NO ☒

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

The changes and percent changes with respect to our revenues and our cost of revenue for the three months ended June 30, 2005 and 2004 are summarized as follows:

	For the Three Months Ended June 30,
	2005	2004	Change	Percent Change
REVENUE
Revenue-sharing arrangements	$306,407	$268,160	$38,247	14.3%
Maintenance fees	81,756	91,105	9,349	(10.3)%
Product sales	2,336	7,390	5,054	(68.4)%
Total Revenue	$390,499	$366,655	$23,844	6.5%

COST OF REVENUE
Revenue-sharing arrangements	128,667	129,126	459	(0.4)%
Maintenance	17,533	20,076	2,543	(12.7)%
Product sales	1,254	2,940	1,686	(57.3)%
Total Cost of Revenue	$147,454	$152,142	$4,688	(3.1)%

GROSS MARGIN PERCENTAGE
Revenue-sharing arrangements	58.0%	51.8%
Maintenance	78.6%	78.0%
Product sales	46.3%	60.2%
Total Gross Margin Percentage	62.2%	58.5%

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

The changes and percent changes with respect to our revenues and our cost of revenue for the six months ended June 30, 2005 and 2004 are summarized as follows:

	For the Six Months Ended June 30,
	2005	2004	Change	Percent Change
REVENUE
Revenue-sharing arrangements	$577,446	$539,177	$38,269	7.1%
Maintenance fees	167,489	178,089	10,600	(6.0)%
Product sales	4,943	7,698	2,755	(35.8)%
Total Revenue	$749,878	$724,964	$24,914	3.4%

COST OF REVENUE
Revenue-sharing arrangements	257,333	257,792	459	(0.2)%
Maintenance	31,818	36,825	5,007	(13.6)%
Product sales	1,261	2,940	1,679	(57.1)%
Total Cost of Revenue	$290,412	$297,557	$7,145	(2.4)%

GROSS MARGIN PERCENTAGE
Revenue-sharing arrangements	55.4%	52.2%
Maintenance	81.0%	79.3%
Product sales	74.5%	61.8%
Total Gross Margin Percentage	61.3%	59.0%

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

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2005, the end of the period covered by this Quarterly Report on Form 10-QSB. We did not, however, disclose our evaluation in the Form 10-QSB filed on August 15, 2005.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting that occurred during the last fiscal quarter, i.e., the three months ended June 30, 2005, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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