Form 10KSB
period 2005-12-31
EROOMSYSTEM TECHNOLOGIES INC
filed 2006-03-31
CIK 1110361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ To __________
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

Common Stock, $.001 par value
(Title of each class)

(Title of each class)
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes ☐No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

State issuer’s revenues for its most recent fiscal year:	$1,557,288
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐Yes ☒No

State the aggregate market value of voting stock held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. $5,826,936 ($0.24 per share as of March 17, 2006).

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Common Stock, $.001 par value	24,278,902 shares as of March 17, 2006
DOCUMENTS INCORPORATED BY REFERENCE None.

- i -

- ii -

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

Our eRoomSystem and related products deliver in-room solutions that reduce operating costs, enhance hotel guest satisfaction and provide higher operating profits to our customers. The solutions offered by our eRoomSystem and related products have allowed us to establish relationships with many premier hotel chains. In addition to providing our customers with valuable in-room solutions, our revenue-sharing program has allowed us to partner with our customers. Through our revenue-sharing program, we have been able to install our products at little upfront cost to hotels and share in the recurring revenues generated from the sale of goods and services related to our products.

Currently, we have more than 10,000 eRoomServ refreshment centers, and over 6,000 eRoomSafes installed at over 30 hotel properties. Of this amount, over 5,000 refreshment centers and 3,500 eRoomSafes are installed pursuant to revenue sharing or fixed-payment agreements. At the present time, we do not intend to install new products at hotels, but will continue to maintain our existing product placements on revenue sharing contracts through the end of such contracts. We anticipate that future placements of eRoomServ refreshment centers and eRoom Safes in new hotels, if any, will be limited to the continued deployment of such products at hotels following the maturity of their respective revenue sharing agreements.

Summary of Our Diversification Initiatives

In addition to our core competencies noted above, in May 2005 we commenced our diversification plan by investing in Identica Holdings Corporation, or Identica, a privately held distributor and integrator of next-generation biometric security solutions, including the TechSphere hand vascular pattern biometric technology. Specifically, we invested $10,000 in Identica by purchasing 1,666,667 shares of common stock, or $0.006 per share. Our $10,000 investment in Identica represented 10% of Identica’s then issued and outstanding capital stock on a fully-diluted basis. In addition, we provided a loan to Identica in the amount of $150,000. The loan is secured by a security interest in all the assets of Identica and is evidenced by a promissory note. In consideration for making the loan, we were issued a warrant to purchase one million (1,000,000) shares of common stock of Identica, exercisable at $0.15 per share at any time through May 20, 2010.

On September 7, 2005, Identica purchased certain assets of our wholly owned subsidiary, eRoomSystem Services, Inc., a Nevada corporation, or eRoomServices, pursuant to an Asset Purchase Agreement, or the Purchase Agreement. Specifically, the assets sold consisted of furniture and computer equipment held by eRoomServices, as well as a perpetual license to our web technologies package utilized by our personnel in the maintenance of automated refreshment centers, electronic safes and energy management products, or the Equipment, installed at hotels. The Purchase Agreement provided that Identica pay us sixty thousand ($60,000) dollars for the assets, which amount is evidenced by a one-year note bearing interest at the rate of eight percent (8%) per annum, compounded monthly, or the Note. Under the terms of the Note, Identica will make seven (7) principal and interest payments in the amount of $9,098 per month, commencing on the six-month anniversary of the Note.

In addition, on September 7, 2005, the Company and Identica entered into a Professional Services and Support Agreement (the “Services Agreement”) whereby Identica employed the technical personnel of eRoomServices. In conjunction therewith, eRoomServices continued to be responsible, for a period of six (6) months from the date of the Agreement, for all expenses less seven thousand ($7,000) dollars per month related to such technical personnel. Commencing on the six-month anniversary of the Agreement, Identica shall be solely responsible for all fixed and variable expenses associated with the technical personnel and the Salt Lake City facility, including subleasing the majority of the existing premises from us. However, we have retained the rights to part of the offices located at the facility. The terms of the Services Agreement provide that Identica shall, at all times, ensure that the Company receives first priority with respect to the ongoing maintenance of the Equipment by the technical personnel. eRoomServices will continue to exist as a wholly owned subsidiary of the Company and all existing contracts by and between eRoomServices and its hotel clients shall remain outstanding.

On October 31, 2005, we loaned an additional fifty thousand ($50,000) dollars to Identica, evidenced by a promissory note bearing no interest and maturing on January 31, 2006. This promissory note has been repaid.

In March 2006, we invested the sum of $50,000 in Aprecia, LLC, or Aprecia, a privately held provider of applied artificial intelligence solutions for gaming and homeland security applications. Aprecia’s MonitorPlus solution automatically examines large amounts of transaction data and issues alerts upon discovery of potential fraud and potential money-laundering. In consideration for our investment, we received 2,083,333 shares of common stock of Aprecia, which constitutes 9.98% of Aprecia’s issued and outstanding common stock.

We are continuously performing due diligence on third party companies for the purpose of making additional investments in privately-held or publicly traded emerging growth stage companies. In the future, we may acquire an existing operating company if the opportunity arises. At this time, we have not reached a definitive agreement with any such third party companies.

Our Products and Services

eRoomSystem

Since our inception, it has been our objective to provide innovative in-room amenities to the lodging industry. Our technologies provide an intelligent, in-room computerized platform and communications network that comprises the eRoomSystem. At the core of the eRoomSystem is our proprietary hardware and software that operate as a multi-tasking imbedded operating system. Our hardware and software can operate multiple devices and provide an interactive environment that allows the hotel guest to input and receive information.

Installed as part of our eRoomServ refreshment center, the eRoomSystem provides the communication link between the hotel guest, our products, our file server located at the hotel (the eRoomSystem file server), the hotel’s property management system, and the file server located at our headquarters (the eRoomSystem master file server). Our software is remotely upgradeable from our facility, which reduces the need for costly on-site visits. We can also remotely adjust pricing, change messages on the liquid crystal display, lock and unlock our units and change the input touchpad layout. From our headquarters, we can also determine whether our products are active and working properly and, in the event a participating hotel fails to pay outstanding invoices or otherwise violates the terms of its agreement, control the use of our products by remotely locking the units.

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

eRoomServ Refreshment Centers

Our eRoomServ refreshment centers consist of the eRoomSystem, a small refrigeration unit, electronic controls, LCD display and vending racks. Our newest models utilize an upright multi-vending rack. The upright multi-vending rack offers greater flexibility for the snack and beverage products offered by hotels, and is viewed more favorably by our hotel clients than our prior side-vend rack design.

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

The following diagram represents the structure and communications network of our eRoomSystem, the eRoomSystem file server, the hotel property management system, and the eRoomSystem master file server:

eRoomTray

Our eRoomTray is an ambient tray for dry goods. The eRoomTray has a terraced design and can hold three, to more than twenty, different products. The eRoomTray utilizes cross-sensing technology that provides significant flexibility in product selection for hotels. The eRoomTray uses the visible countdown timer located on the liquid crystal display of the eRoomServ Refreshment Center. This solution allows the hotel to sell music CD’s souvenirs, disposable cameras, maps, snacks and other profitable items. The eRoomTray is unique in that it can generally be located anywhere in a guestroom. Our eRoomTray products are installed at the Hollywood Renaissance Hotel, Hollywood, California.

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

The information we collect is currently offered to our customers as part of our service and maintenance agreement, including specific information about their guests’ buying patterns and non-confidential information about other hotels in similar geographic regions. To this end, our hotel clients benefit in various ways from the information we provide. The hotels are responsible for restocking the goods sold from our refreshment centers and the real-time sales data generated by our refreshment centers helps the hotel maximize personnel efficiencies. The transfer of sales data to the hotel prevents guest pilferage and minimizes disputes over refreshment center usage, both of which are prevalent in the lodging industry, particularly with non-automated units. Finally, the ability to track product sales performance allows the hotel to stock the refreshment centers with more popular items, which generally leads to increased sales of product from the refreshment centers. Our system can provide reports on daily restocking requirements, daily, monthly and annual product sales statistics, overnight audits, inventory control and a variety of customized reports.

Research and Development

At the core of our products and services is our proprietary software and hardware that make up our eRoomSystem. Currently, we have suspended all further research and development projects in conjunction with our existing product line. We do not expect to undertake future research and development projects in the future.

Sales and Marketing
Currently, we have more than 10,000 eRoomServ refreshment centers, and over 6,000 eRoomSafes installed at over 30 hotel properties. Of this amount, over 5,000 refreshment centers and 3,500 eRoomSafes are installed pursuant to revenue sharing or fixed-payment agreements. Our sales and marketing efforts have been eliminated with respect to new product placements , and we do not expect to re-commence such efforts in the future. However, we may redeploy products following the maturity of certain outstanding revenue sharing agreements.

Manufacturing

We do not anticipate the placement of new products in the future and, accordingly, the manufacture of our products has become immaterial. We will continue to service our existing products placed at over 30 hotels pursuant to existing revenue sharing and maintenance agreements.

Competition

The market for in-room amenities in the lodging industry is quite competitive, and the competition has further intensified in recent years. Management has made the decision to cease placing new products in the field and focus on servicing our existing client base.. If we decide to redeploy products following the maturity of certain outstanding revenue sharing agreements, we will be subject to significant competition in doing so from our historical competitors, including Bartech, MiniBar America and Dometic, among others.

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

Our proprietary software consists of three modules and provides the operating system for our eRoomSystem. The first module is an operating system that permits messages to be scrolled on the flat panel display of our eRoomSystem and allows hotel guests to interface with our products. The second module is a Windows® based program that provides a communication link between our eRoomSystem, our products, our eRoomSystem hotel file server and the hotel’s property management system. The third module is a Windows® based program that collects data from our eRoomSystem hotel file server and produces a wide-variety of management and operational reports. Three years ago, we introduced our eRoomSystem version 4 software and thereafter our newest version 4.1 software. All but two of our existing hotel clients are utilizing our version 4.1 software that provides users with a friendly, easy-to-learn graphical environment which generally expands the report generating capabilities of the property.

We do not know if our future patent applications will be issued with the full scope of claims we seek, if at all, or whether any patents we receive will be challenged or invalidated. Our means of protecting our proprietary rights in the United States, and abroad, may not be adequate and competitors may independently develop similar technology. We cannot be certain that our services do not infringe on patents or other intellectual property rights that may relate to our services. Like other technology-based businesses, we face the risk that we will be unable to protect our intellectual property and other proprietary rights, and the risk that we will be found to have infringed on the proprietary rights of others. Further, as previously mentioned, it is our intention to focus solely on servicing our existing hotel clients and we do not intend on placing new products in the lodging market.

Historical Summary

We were originally incorporated under the laws of the State of North Carolina on March 17, 1993 as InnSyst! Corporation. On September 28, 1993, the operations of InnSyst! were transferred to RoomSystems, Inc., a Virginia corporation, incorporated on August 12, 1993, or RoomSystems Virginia. On April 29, 1996, the operations of RoomSystems Virginia were transferred to RoomSystems, Inc., a Nevada corporation, or RoomSystems. Through an agreement and plan of reorganization approved by a majority of our stockholders dated December 31, 1999, RoomSystems became the wholly owned subsidiary of RoomSystems International Corporation. Pursuant to this agreement and plan of reorganization, all shares of RoomSystems common stock, including all shares of common stock underlying outstanding options and warrants, Series A convertible preferred stock and Series B convertible preferred stock were exchanged for the identical number and in the same form of securities of RoomSystems International Corporation. On February 1, 2000, we changed our name from RoomSystems International Corporation to RoomSystems Technologies, Inc. Subsequently, on March 29, 2000, with the approval of our stockholders, we changed our name to eRoomSystem Technologies, Inc. Thereafter, we changed the name of RoomSystems, Inc. to eRoomSystem Services, Inc.

We have three wholly owned subsidiaries, eRoomSystem Services, Inc. (formerly RoomSystems) and eRoomSystem SPE, Inc. RSi BRE, Inc., or RSi BRE, a former wholly-owned subsidiary, was liquidated into eRoomSystem Technologies, Inc. in 2004.

eRoomSystem Services is our service and maintenance subsidiary that installs all of our products, provides electronic software upgrades to our customers, provides customer service and maintenance for our products and trains hotel personnel on the use and maintenance of our products. Pursuant to a series of agreements entered into with Identica in 2005, we sold furniture and computer equipment, as well as a perpetual license to our web technologies package utilized by our personnel in the maintenance of automated refreshment centers, electronic safes and energy management products installed at hotels. In addition, the three technical personnel, formerly employed by us for the purpose of servicing our existing products installed at hotels, have been hired by Identica. We continue to use these three individuals for our entire product servicing needs pursuant to the Professional Services Agreement between us and Identica detailed above.

All of the outstanding shares of eRoomSystem Services common stock have been pledged to AMRESCO Leasing Corporation, or AMRESCO.

RSi BRE was formed as part of the Equipment Transfer Agreement we entered into in September 1998 with RSG Investments, LLC, or RSG, a privately held company. Previously, RSi BRE held title to 1,717 eRoomServ refreshment centers and 1,304 eRoomSafes. On February 29, 2004, we entered into a Settlement Agreement and Mutual Release Agreement with RSG whereby we paid the sum of $152,823 as a full and final cancellation of the Equipment Transfer Agreement and subsequent Settlement Agreement dated September 1999. As a result, the Company immediately commenced recognizing all revenue generated from the four revenue sharing lease agreements relating to the 1,717 eRoomServ refreshment centers and 1,304 eRoomSafes. In 2004, RSi BRE was liquidated into eRoomSystem Technologies, Inc.

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

Apart from laws and regulations applicable to us, some of our existing and potential customers are subject to additional laws or regulations, such as laws and regulations related to liquor and gaming, which may have an adverse effect on our operations. Due to the licensing requirements relating to the sale of alcohol in each state, the failure of any of our revenue-sharing partners to obtain or maintain its liquor license would result in the loss of revenue for our revenue-sharing partner and us. In addition, due to the heightened hotel-casino regulatory environment and our ongoing revenue-sharing agreements with hotel-casinos, our operations may be subject to review by a hotel-casino’s compliance committee to verify that its involvement with us would not jeopardize its gaming license. The regulatory compliance committee of a hotel-casino has broad discretion in determining whether or not to approve a transaction with a third party, which review typically includes the character, fitness and reputation of the third party and its officers, directors and principals. If our history or operations present problems for a hotel-casino, we would either have to expend resources to address or eliminate the concerns or forego the business.

Employees

We currently employ three full-time employees and have one consultant. In addition, pursuant to the Professional Services Agreement with Identica, we utilize three of our former employees in the service and maintenance of our existing installed products. None of our employees are subject to a collective bargaining agreement.

ITEM 2.	DESCRIPTION OF PROPERTY.

We currently lease office and warehouse space in Salt Lake City, Utah pursuant to a 38-month lease that expires in December 2006. The monthly rent on our Salt Lake City facility is $1,612 in 2006. Identica is subleasing part of the office and warehouse from us. We maintain all inventory and replacement parts at this facility. In addition, we lease approximately 1,000 square feet of office space at 1072 Madison Ave., Lakewood, NJ 08701. This lease is month-to-month and the monthly lease rate is $1,342.

ITEM 3.	LEGAL PROCEEDINGS.

We are, from time to time, parties to various legal proceedings arising out of our business. As of the date of this filing, there are no proceedings pending or threatened against us which, if determined adversely, would have a material adverse effect on our business, financial condition, and results of operations or liquidity. Further, all outstanding accounts payable are current as of the date of filing of this Annual Report on Form 10-KSB.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our authorized capital stock consists of 50,000,000 shares of common stock, $0.001 par value; 5,000,000 shares of preferred stock, $0.001 par value; 500,000 shares of Series A convertible preferred stock, $0.001 par value; 2,500,000 shares of Series B convertible preferred stock, $0.001 par value; 2,000,000 shares of Series C convertible preferred stock, $0.001 par value; and 2,777,778 shares of Series D convertible preferred stock, $0.001 par value. Our current authorized capital was effected through an amendment and restatement of our articles of incorporation on March 29, 2000, and the filing of a Certificate of Rights, Preferences and Privileges relating to the Series D convertible preferred stock in November 2002. As of March 17, 2006, there were 24,278,902 shares of common stock outstanding and no shares of any class of preferred stock outstanding.

High And Low Closing Sale Prices Of Our Common Stock

Prior to August 3, 2000, there was no public market for our common stock. In conjunction with our initial public offering, our common stock was accepted for listing on the Nasdaq SmallCap Market under the trading symbol “ERMS”. In April 2003, our common stock was delisted from the Nasdaq SmallCap market. Our common stock is currently quoted on the Over The Counter Bulletin Board under the same symbol. As of March 17, 2006, there were approximately 400 stockholders of record holding our outstanding common stock.

The following table sets forth the high and low bid information of our common stock, as reported by the Nasdaq SmallCap Market (and the Over The Counter Bulletin Board for the period January 1, 2003 onward) during the periods indicated:

Calendar Quarter Ended	Low	High
March 31, 2003	$0.11	$0.20
June 30, 2003	$0.13	$0.34
September 30, 2003	$0.11	$0.21
December 31, 2003	$0.14	$0.33
March 31, 2004	$0.15	$0.22
June 30, 2004	$0.16	$0.37
September 30, 2004	$0.31	$0.41
December 31, 2004	$0.25	$0.37
March 31, 2005	$0.22	$0.35
June 30, 2005	$0.19	$0.48
September 30, 2005	$0.30	$0.44
December 31, 2005	$0.17	$0.40
March 31, 2006 (through March 17, 2006)	$0.17	$0.30

The last reported price of our common stock on the Over The Counter Bulletin Board on March 17, 2006 was $0.24 per share. We are not aware of any public market for our options or warrants.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. Our board presently, and for the foreseeable future, intends to retain all of our earnings, if any, for the purchase of securities in private or publicly traded emerging growth companies, or possibly, the acquisition of an operating company if the opportunity arises. The declaration and payment of cash dividends in the future will be at the discretion of our board and will depend upon a number of factors, including, among others, our future earnings, operations, funding requirements, restrictions under our credit facility, our general financial condition and any other factors that our board considers important. Investors should not purchase our common stock with the expectation of receiving cash dividends.

Recent Sales of Unregistered Securities; Use of Proceeds

On November 8, 2002, we issued a promissory note to Ash Capital, LLC for proceeds of up to $322,500 (the “Ash Capital Note”). The note bears interest at 8%. The principal and interest were originally due on November 8, 2003. All past due amounts and accrued interest thereon bear interest at 18%. The Company transferred $25,000 from an accounts payable due to Ash Capital, which increased the principal amount of the promissory note to $347,500. According to the terms of the note, principal and accrued interest on the promissory note could convert into Series D Convertible Preferred Stock at $0.90 per share. Each share of the Series D Convertible Preferred Stock is convertible into six shares of common stock, at the rate of $0.15 per share of Series D Preferred Stock. The promissory note could be converted into 17.8% of the lesser of the authorized capital stock or the outstanding capital stock of the Company.

On October 1, 2003, Ash Capital, LLC agreed to amend the terms of its secured convertible promissory note with us to (i) extend the maturity date to the earlier of November 8, 2007 or the maturity date of the Notes issued to Gestetner Group, LLC and certain third parties and (ii) include as an additional event of default any default by us of the secured convertible promissory notes with Gestetner Group, LLC and certain third parties. In addition, we issued Ash Capital, LLC a contingent warrant to purchase shares of common stock, exercisable at $0.13 per share through October 1, 2008. The terms of the warrant provided Ash Capital, LLC may purchase seven percent of the aggregate number of shares of the Company’s common stock issued to and held on that date by any of the Note Holders from the October 1, 2003 funding in excess of 10,000,000 common shares. We have utilized all monies loaned by Ash Capital, LLC for our business operations.

On October 1, 2003, we issued secured convertible promissory notes in the original principal amount of $250,000 (the “Notes”), collectively, to Gestetner Group, LLC, a New Jersey limited liability company, and several third parties, the Noteholders. David A. Gestetner, our Chief Executive Officer and President is the Managing Member of the Gestetner Group, LLC. The terms of the Notes include (i) for interest to accrue at the rate of 8% per annum, (ii) a maturity date of the earlier of (a) October 1, 2008, (b) the date of approval of the Board of Directors regarding the merger of the Company with or into any third party or the sale of all or substantially all of our assets, or (c) the date of the closing of any financing (other than commercial credit facilities), the gross proceeds of which are at least $1,000,000 and (iii) the right of the Noteholders, at any time, to convert all outstanding principal and accrued and unpaid interest into shares of our common stock at the rate of $0.05 per share; provided, however, that we shall have the right to not permit the conversion if such conversion would result in the Noteholders holding, in the aggregate and on a fully-diluted basis, more than 49% of our outstanding common stock. In addition, the Noteholders have been issued, collectively, warrants to purchase 5,000,000 shares of our common stock, exercisable at $0.05 per share at any time through October 1, 2008. We used the proceeds provided by the Noteholders for our business operations.

On September 1, 2005, Gestetner Group, LLC and the Noteholders converted the Notes, in the collective principal amount of $250,000 plus accrued interest of $38,411, into 5,768,219 shares of common stock. The Notes were converted into common stock at $0.05 per share.

On September 1, 2005, Ash Capital, LLC converted the Ash Capital Note, in the original principal amount of $347,500 plus accrued interest of $82,332, into 2,865,550 shares of common stock. The Ash Capital Note was converted at $0.15 per share. The foregoing conversion triggered the issuance of warrants to purchase 53,775 shares of common stock in favor of Ash Capital at an exercise price of $0.13 per share through October 1, 2008.

On September 7, 2005, Gestetner Group, LLC and the Noteholders exercised warrants to purchase a total of 5,000,000 shares of common stock for a collective exercise price of $250,000. The warrants were exercised at $0.05 per share.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Overview

Our core business is the development and installation of an intelligent, in-room computer platform and communications network, or the eRoomSystem, for the lodging industry. The eRoomSystem is a computerized platform and processor-based system designed to collect and control data. The eRoomSystem supports our fully automated and interactive eRoomServ refreshment centers, eRoomSafes, eRoomEnergy products, and the eRoomTray. In 2005, we commenced our diversification strategy of investing in third party emerging growth companies. To this end, we have made investments totaling $60,000, consisting of $10,000 in Identica Holdings Corporation and $50,000 in Aprecia, LLC. In addition, we have loaned Identica $150,000 in cash. The loan is secured by a security interest in all the assets of Identica and is evidenced by a promissory note. In consideration for making the loan, we were issued a warrant to purchase one million (1,000,000) shares of common stock of Identica, exercisable at $0.15 per share at any time through May 20, 2010. We may make additional investments in promising emerging growth companies, and potentially acquire an operating company if the opportunity arises.

Our existing products interface with the hotel’s property management system through our eRoomSystem communications network. The hotel’s property management system posts usage of our products directly to the hotel guest’s room account. The solutions offered by our eRoomSystem and related products have allowed us to install our products and services in several premier hotel chains, including Marriott International, Hilton Hotels and Carlson Hospitality Worldwide, in the United States and internationally.

One of the byproducts of our technology is the information we have collected since our first product installation. To date, we have collected several million room-nights of data. Through our eRoomSystem, we are able to collect information regarding the usage of our products on a real-time basis. We use this information to help our customers increase their operating efficiencies.

Description of Revenues

Historically, we have received most of our revenues from the sale or placement under a revenue-sharing program of our products in hotels. We expect that these revenues will account for a substantial majority of our revenues for the foreseeable future. In addition, we may receive revenues in the future upon the sale of securities received in consideration for investments made in third party companies in 2005 and 2006; however, the return on such investments is not assured.

We also generate revenues from maintenance and support services relating to our existing installed products. Our dependence on the lodging industry, including its guests, makes us extremely vulnerable to downturns in the lodging industry caused by the general economic environment. Such a downturn could result in fewer purchases by hotel guests of goods and services from our products installed in hotels, and accordingly lower revenues where our products are placed pursuant to a revenue sharing agreement. Time spent by individuals on travel and leisure is often discretionary for consumers and may be particularly affected by adverse trends in the general economy. The success of our operations depends, in part, upon discretionary consumer spending and economic conditions affecting disposable consumer income such as employment, wages and salaries, business conditions, interest rates, availability of credit and taxation.

Our revenue-sharing program provides us with a seven-year revenue stream under each revenue-sharing agreement. Because many of our customers in the lodging industry traditionally have limited capacity to finance the purchase of our products, we designed our revenue-sharing program accordingly. Through our revenue-sharing plan, we have installed our products at little or no upfront cost to our customers and share in the recurring revenues generated from sales of goods and services related to our products. We retain the ownership of the eRoomServ refreshment centers and eRoomSafes throughout the term of the revenue-sharing agreements and the right to re-deploy any systems returned to us upon the expiration or earlier termination of the revenue-sharing agreements. We have failed to place any products, either on a revenue sharing or sale basis in the prior three years, and we have no present intention of placing new products in the future. We do, however, intend to continue to service and maintain our existing installed product base for the remaining life of the contracts relating thereto.

Our revenues over the past few years have been fairly stable as we have focused on service and maintenance of our existing installed products and have not installed new products at hotels. Over time, our revenues relating to our installed products will decline as existing revenue sharing agreements conclude. Given the foregoing, in 2005 we commenced our diversification strategy to invest in emerging growth companies. To date we have invested in Identica Holdings Corporation, a privately held distributor and integrator of next-generation biometric security solutions, including the TechSphere hand vascular pattern biometric technology, and Aprecia, LLC, a privately held provider of applied artificial intelligence solutions for gaming and homeland security applications. We continue to explore opportunities and perform due diligence on third parties with respect to additional potential investments. At this time, we have not reached a definitive agreement to make further investments. In addition, we may acquire an operating company in the future if the opportunity arises. Over time, we may realize revenues from the sale of securities purchased from Identica, Aprecia and other third party companies in the future, if applicable. The timing and return on such investments, however, cannot be assured.

We anticipate that we will receive more than 50% of the recurring revenues from the sale of goods and services generated by our currently installed eRoomServ refreshment centers, eRoomSafes and eRoomTray solutions under revenue-sharing agreements. Our customers receive the remainder of the recurring revenues. AMRESCO is paid from our portion of the revenues pursuant to our financing agreement with AMRESCO, relating solely to those units for which it previously provided financing.

We installed zero new products in the years ended December 31, 2005 and 2004.

Revenue Recognition

Sales revenue from our products is recognized upon completion of installation and acceptance by the customer. We do not, however, expect to generate meaningful sales revenue as such revenues are limited to the sales of replacement equipment and parts to hotel clients who previously purchased our products. Sales revenue from the placement of our eRoomServ refreshment centers and eRoomSafes under our revenue-sharing program are accounted for similar to an operating lease, with the revenues recognized as earned over the term of the agreement. In some instances, our revenue-sharing agreements provide for a guaranteed minimum daily payment by the hotel. We negotiated our portion of the revenues generated under our revenue-sharing program based upon the cost of the equipment installed and the estimated daily sales per unit for the specific customer.

We have entered into installation, maintenance and license agreements with most of our existing hotel customers. Installation, maintenance and license revenues are recognized as the services are performed, or pro rata over the service period. We defer all revenue paid in advance relating to future services and products not yet installed and accepted by our customers.

Our installation, maintenance and license agreements stipulate that we collect a maintenance fee per eRoomServ refreshment center per day, payable on a monthly basis. Our objective is to generate gross profit margins of approximately 40% from our maintenance-related revenues. We base this expectation on our historical cost of maintenance of approximately $0.04 per unit per day and, pursuant to our maintenance agreements, our projected receipt of generally not less than $0.08 per unit per day.

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

Selling, general and administrative expenses primarily consist of general and administrative expenses including professional fees, salaries and related costs for accounting, administration, finance, human resources, information systems and legal personnel.

Research and development expenses consist of payroll and related costs for hardware and software engineers, quality assurance specialists, management personnel, and the costs of materials used by our consultants in the maintenance of our existing installed products. As we have elected not to install new products at hotels, our research and development expenses were not material in fiscal year 2005 and we do not expect this to change in the future periods.

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

Results of Operations

The following table sets forth selected statement of operations data as a percentage of total revenues for the years indicated:
	Fiscal Years ended December 31,
	2005	2004
Statement of Operations Data:
Revenue:
Revenue-sharing arrangements	77.3%	69.4%
Maintenance fees	22.2	22.8
Product sales	0.5	7.8
Total revenue	100.0%	100.0
Cost of revenue:
Revenue-sharing arrangements	32.9%	32.4%
Maintenance	3.8	4.6
Product sales	0.1	0.2
Total cost of revenue	36.8	37.2
Gross margin	63.2	62.8

Operating expenses:
Selling, general and administrative expense	41.3%	49.3%
Research and development expense	0.1	2.4
Interest expense	20.5	13.2
Gain in collection of previously written off receivables	0.0	(19.6)
Gain on sale of assets	(3.4)	0.0
Interest and other income	(5.4)	(0.5)
Net operating expenses	53.1	44.8
Income from operations	10.2%	18.1%
Other income (expense):
Gain on forgiveness of liabilities and debt	0.1	38.5
Net income (loss)	10.3%	56.6%

Years Ended December 31, 2005 and 2004

Revenues

Revenue Sharing Arrangements — Our revenue from revenue-sharing arrangements was $1,204,219 in 2005 as compared to $1,103,945 for 2004, representing an increase of $100,274, or 9.1%. The increase in revenue from revenue-sharing arrangements was due to better performance of our products installed pursuant to revenue sharing agreements. During the years ended December 31, 2005 and 2004, we did not place additional products on a revenue sharing basis.

Maintenance Fee Revenue — Our maintenance fee revenue was $345,738 for 2005 and $363,501 for 2004, representing a decrease of $17,763, or 4.9%. The decrease in maintenance fee revenue was due to a decreased number of products installed with maintenance agreements.

Product Sales — Our revenue from product sales was $7,331 in 2005, as compared to $123,713 in 2004, representing a decrease of $116,382, or 94.1%. The decrease in revenue from product sales was a result of no material equipment sales occurring in 2005.

Cost of Revenue

Cost of Revenue-Sharing Revenue — Our cost of revenue-sharing revenue was $512,316 for 2005 and $515,124 for 2004, representing a decrease of $2,808, or 0.5%. The decrease in the cost of revenue-sharing revenue was not material. The gross margin percentage on revenue-sharing revenue was 57.5% in 2005 as compared to 53.3% in 2004.

Cost of Maintenance Revenue — Our cost of maintenance revenue was $58,786 for 2005 as compared to $72,915 for 2004, representing a decrease of $14,129, or 19.4%. The decrease in the cost of maintenance revenue was primarily due to fewer repair issues, with respect to installed products, in 2005 as compared to 2004. The gross margin percentage on maintenance revenues was 83.0% in 2005 as compared to 79.9% in 2004.

Cost of Product Sales Revenue — Our cost of product sales revenue was $1,261 for 2005 as compared to $3,142 for 2004, representing a decrease of $1,881, or 59.9%. The decrease, while significant from a percentage standpoint, was not material. The gross margin percentage on revenue from product sales revenue was 82.8% in 2005 as compared to 97.5% in 2004. The high gross margin percentage in 2004 relates to the sale of 260 refreshment centers that were previously written-off and, accordingly, no cost of product sales was attributed to such sale.

The changes and percent changes with respect to our revenues and our cost of revenue for the years ended December 31, 2005 and 2004 are as follows:

	For the Years Ended
	December 31,
	2005	2004	Change	Percent Change
REVENUE
Revenue-sharing arrangements	$1,204,219	$1,103,945	$100,274	9.1%
Maintenance fees	345,738	363,501	(17,763)	4.9%
Product sales	7,331	123,713	(116,382)	94.1%
Total Revenue	1,557,288	1,591,159	(33,871)	2.1%

COST OF REVENUE
Revenue-sharing arrangements	512,316	515,124	(2,808)	0.5%
Maintenance	58,786	72,915	(14,129)	19.4%
Product sales 3,142	1,261	3,142	(1,881)	59.9%
Total Cost of Revenue	572,363	591,181	(18,818)	3.2%

GROSS MARGIN PERCENTAGE
Revenue-sharing arrangements	57.5%	53.3%
Maintenance	83.0%	79.9%
Product sales	82.8%	97.5%
Total Gross Margin Percentage	63.2%	62.8%

Although the preceding table summarizes the net changes and percent changes with respect to our revenues and our cost of revenue for the years ended December 31, 2005 and 2004, the trends contained therein are limited to a two-year comparison and should not be viewed as a definitive indication of our future results.

Operating Expenses

Selling, General and Administrative — Selling, general and administrative expenses were $642,508 for 2005 and $784,110 for 2004, representing a decrease of $141,602, or 18.1%. Selling, general and administrative expenses represented 41.3% of our total revenues in 2005 and 49.3% of our total revenues in 2004. The decrease in selling, general and administrative expenses related to our continued reduction in fixed overhead expenses.

Research and Development Expenses — Research and development expenses were $1,959 for 2005 and $38,527 for 2004, representing a decrease of $36,568, or 94.9%. The decrease in research and development expenses was due to our decision not to undertake new research and development projects given that we do not anticipate making further placements of new products at hotels. Research and development expenses represented 0.1% of our total revenue in 2005 and 2.4% of our total revenue in 2004.

Interest expense was $319,062 for 2005 as compared to $209,961 for 2004, an increase of $109,101, or 52.0%. The increase in interest expense related primarily to the remainder of the unamortized discount of $154,109 that was recognized upon the early conversion of the outstanding notes payable on September 7, 2005. In 2005, we did not realize a gain on collection of previously written off receivables, as compared to a gain on collection of previously written off receivables in the amount of $312,500 in 2004. We realized a gain on the sale of assets in 2005 of  $52,624, as compared to no gain on the sale of assets in 2004. Income from operations for 2005 was $158,405, as compared to $287,308 in 2004. The Company also realized a gain on forgiveness of liabilities and debt of $2,097 in 2005 as compared to $612,718 in 2004.

Net Income Attributable to Common Stockholders

We realized net income attributable to common stockholders of $160,502 in 2005, as compared to $900,072 in 2004. The $739,570 decrease in net income was primarily due to not realizing a gain on collection of previously written off receivables in 2005 as well as realizing a significantly reduced gain on forgiveness of liabilities and debt offset, in part, by realizing a gain on the sale of assets in 2005.

Financing Arrangement with AMRESCO Leasing Corporation

In 1999, we entered into the amended and restated program agreement with AMRESCO, which represented an exclusive, post-installation, financing arrangement for the funding of units placed with domestic hotel customers under our revenue-sharing agreements. On May 11, 2000, we replaced this agreement with a master business lease financing agreement. Thereafter, on February 23, 2001, we amended and restated the master business lease financing agreement and related exhibits.

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

As part of the AMRESCO financing, we formed eRoomSystem SPE, a wholly owned subsidiary. eRoomSystem SPE owns all of the units funded by AMRESCO under our revenue-sharing agreements, which funding totals $1,684,416 in original principal amount. AMRESCO has taken a senior security interest in the units financed under the financing agreement and all proceeds generated by, and derived from, those products.

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

In consideration for the interest rate reduction, the Company issued AMRESCO a warrant to purchase 400,000 shares of common stock, exercisable at $0.10 per share through October 1, 2008. If such warrant has an intrinsic value greater than $300,000 at any time during such period, AMRESCO has the right to exercise a “put” regarding the warrant to the Company for $200,000, payable in twelve equal monthly installments.

Liquidity and Capital Resources

On August 9, 2000, we closed our initial public offering for 1,800,000 shares of common stock. We received gross proceeds of $11,700,000 and, after deducting underwriting discounts and commissions and offering expenses, net proceeds of approximately $9,860,000. The net offering proceeds were used for funding the production and installation of our products and services, the repayment of a substantial portion of our outstanding indebtedness and related accrued interest, the payment of cash dividends on our Series A and Series C convertible preferred stock, our advertising and promotional expenses, additional research and development to improve our existing products and services and to develop our future products and services, and general corporate purposes and working capital, including the payment of accounts payable incurred prior to the closing of our initial public offering. We used the net proceeds from our initial public offering through the nine months ended September 30, 2001.

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

On November 8, 2002, we issued a promissory note to Ash Capital, LLC for proceeds of up to $322,500. The note bore interest at 8%. The principal and interest were originally due on November 8, 2003. All past due amounts and accrued interest thereon bear interest at 18%. During the period November 8, 2002 through September 30, 2003, we received loan proceeds of $322,500, and also transferred $25,000 from an accounts payable due to Ash Capital, which increased the principal amount of the promissory note to $347,500, or the Ash Capital Note. At any time, principal and accrued interest on the promissory note is convertible into Series D Convertible Preferred Stock at $0.90 per share. Each share of the Series D Convertible Preferred Stock is convertible into six shares of common stock, at the rate of $0.15 per share of Series D Preferred Stock. On October 1, 2003, Ash Capital, LLC agreed to amend the terms of its secured convertible promissory note with us to (i) extend the maturity date to the earlier of November 8, 2007 or the maturity date of the Notes issued to Gestetner Group, LLC and several third parties and (ii) include as an additional event of default any default by us the secured convertible promissory notes with Gestetner Group, LLC and several third parties. In addition, we have issued Ash Capital, LLC a contingent warrant to purchase shares of common stock, exercisable at $0.13 per share through October 1, 2008. The terms of the warrant provide that the number of shares exercisable by Ash Capital, LLC will be determined by a formula, [A - B] times C, whereby (i) A equals the aggregate number of shares of our common stock that are, on the date of the exercise of the Ash Capital warrant, issued to and held by any of the Gestetner Group, LLC and several third parties that purchased, collectively, $250,000 of secured convertible promissory notes on October 1, 2003, (ii) B equals 10,000,000 and (iii) C equals .07. We have utilized all monies loaned by Ash Capital, LLC for our business operations. On September 1, 2005, Ash Capital, LLC converted the Ash Capital Note, in the original principal amount of $347,500 plus accrued interest of $82,332, into 2,865,550 shares of common stock. The Ash Capital Note was converted at $0.15 per share. The foregoing conversion triggered the issuance of warrants to purchase 53,775 shares of common stock in favor of Ash Capital.

On October 1, 2003, we issued secured convertible promissory notes in the original principal amount of $250,000 (the “Notes”), collectively, to Gestetner Group, LLC, a New Jersey limited liability company, and several third parties, the Noteholders. David A. Gestetner, our Chief Executive Officer and President is the Managing Member of the Gestetner Group, LLC. The terms of the Notes include (i) for interest to accrue at the rate of 8% per annum, (ii) a maturity date of the earlier of (a) October 1, 2008, (b) the date of approval of the Board of Directors regarding the merger of the Company with or into any third party or the sale of all or substantially all of our assets, or (c) the date of the closing of any financing (other than commercial credit facilities), the gross proceeds of which are at least $1,000,000 and (iii) the right of the Noteholders, at any time, to convert all outstanding principal and accrued and unpaid interest into shares of our common stock at the rate of $0.05 per share; provided, however, that we shall have the right to not permit the conversion if such conversion would result in the Noteholders holding, in the aggregate and on a fully-diluted basis, more than 49% of our outstanding common stock. In addition, the Noteholders have been issued, collectively, warrants to purchase 5,000,000 shares of our common stock, exercisable at $0.05 per share at any time through October 1, 2008. We have used the proceeds provided by the Noteholders for our business operations. On September 1, 2005, Gestetner Group, LLC and the Noteholders converted the Notes, in the collective principal amount of $250,000 plus accrued interest of $38,411, into 5,768,219 shares of common stock. The Notes were converted into common stock at $0.05 per share. On September 7, 2005, Gestetner Group, LLC and the Noteholders exercised warrants to purchase a total of 5,000,000 shares of common stock for a collective exercise price of $250,000. The warrants were exercised at $0.05 per share.

At December 31, 2005, we had $1,316,515 of cash and working capital of $1,211,956, as compared to $646,386 of cash and working capital of $445,482 at December 31, 2004. In addition, our stockholders’ equity was $2,469,730 at December 31, 2005 as compared to $1,312,657 at December 31, 2004, an increase of $1,157,073. The increase in cash, working capital and stockholders’ equity reflects the continued decrease in cash used in our operations and reduction in fixed overhead expenses along with the elimination, on generally favorable terms, of accounts payable and other previously existing current liabilities.

Our accumulated deficit decreased to $31,646,931 at December 31, 2005 as compared to $31,807,433 at December 31, 2004. The decrease in accumulated is a direct result of our net income of $160,502 for the year ended December 31, 2005.

Net cash provided by operating activities for the year ended December 31, 2005 was $901,677, as compared to $730,322 of net cash provided by operating activities during the year ended December 31, 2004. The $171,355 increase in net cash provided by operating activities resulted primarily from the significant reduction in gain realized, the increase in accretion of debt discount, the deposit of $225,000 from attorney’s escrow, offset, in part, by lower net income and an increase in accounts receivable.

Net cash used in investing activities for the year ended December 31, 2005 was $202,244, as compared to $19,716 during the year ended December 31, 2004. The increase in net cash used in investing activities resulted primarily from the investments made in Identica Holdings Corporation offset, in part, by the change in long-term deposits and restricted funds.

Net cash used in financing activities for the year ended December 31, 2005 was $29,304, as compared to $446,205 during the year ended December 31, 2004. The decrease in cash used in financing activities resulted from a significant decrease in principal payments on long-term debt relating to AMRESCO, and the receipt of proceeds from the exercise of options and warrants.

Qualitative and Quantitative Disclosures About Market Risk

As we have decided to cease the placement of new products at hotels, the potential currency risks associated with manufacturing the majority of our products overseas no longer exist. In addition, given that we have a very limited number of products placed internationally, and we are paid in U.S. dollars by our hotel clients not located in the United States, foreign currency exposure risks no longer apply.

RISK FACTORS

We are subject to a high degree of risk as we are considered to be in unsound financial condition. The following risks, if any one or more occurs, could materially harm our business, financial condition or future results of operations. If that occurs, the trading price of our common stock could decline.

Risks Related to eRoomSystem Technologies

As management for the Company has decided to forego further placements of new products at hotels and our existing revenue sharing agreements have fixed terms, we will experience declining revenues in future periods upon the conclusion of such existing revenue sharing agreements

The revenue sharing agreements that we have entered into with our hotel customers have a seven-year term. As of December 31, 2005, the average remaining life of these agreements is 1.7 years. Each year, certain of our existing revenue sharing agreements will conclude, unless hotels elect to continue under the terms of the existing agreement, for which there are no assurances. As the revenue sharing agreements conclude, and hotels elect to not extend the term thereof, we will experience an incremental decrease in revenue sharing revenue as well as maintenance revenue. We do, however, own the equipment and upon the conclusion of such agreements may decide to re-deploy such equipment at a new hotel, either on a revenue sharing basis or sale basis. To date, we have not utilized this strategy given that in our experience most equipment, upon the conclusion of the seven-year revenue sharing agreement, would require significant capital expense to redeploy at another hotel. Given the foregoing, as revenue sharing agreements conclude and our revenues decline as a result thereof, our financial condition and operating results will likely be materially adversely affected.

While we have realized net income for fiscal years 2005 and 2004, we have a history of significant operating losses and may experience operating losses in the future, particularly given the fixed term of our revenue sharing agreements which comprise nearly all of our revenues

For the year ended December 31, 2005, we realized net income of $160,502, as compared to net income of $900,072 for the fiscal year ended December 31, 2004. In addition, our operations provided net cash of $901,677 for the year ended December 31, 2005, as compared to $730,322 for the year ended December 31, 2004. However, we have a history of significant operating losses and may realize operating losses in the future, specifically upon the conclusion of a measurable percentage of our existing revenue sharing agreements. While we are actively embarking upon our diversification strategy of investing in third party emerging growth companies and, potentially, acquiring an operating company if the opportunity arises. we have not realized any revenues to date from such activities. Further, there is no assurance that our investments in third party companies to date will result in us realizing meaningful revenues, if at all, or that we will be successful in acquiring an operating company. To the extent we do not replace revenue sharing revenue as it decreases, our financial condition and results of operations will likely be materially adversely affected.

Although we commenced our diversification strategy in 2005 by making investments in third party companies, there is no assurance that we will realize a return on such investments,

The securities we were issued relating to our investments in Identica Holdings Corporation and Aprecia, LLC are not marketable as each of these companies are privately held. It is not known when, or if, these securities will be readily marketable, if at all. Furthermore, even if such securities become readily marketable, there is no assurance that we will receive a return on our investment sufficient to offset the anticipated decline in our revenues relating to existing revenue sharing agreements which will expire. Thus, in the event we do not realize a material return on our investments in Identica and Aprecia, our future operating results will likely be materially adversely affected.

While we are exploring the possibility of acquiring an operating company to augment our historical business and recent investments in third party emerging growth companies, given our cash position, among other things, there is no assurance that we will be successful in consummating a transaction on favorable terms, if at all

We have undertaken a significant amount of due diligence on several operating companies regarding a potential acquisition. To date, we have not been successful in reaching a definitive agreement with such companies. While we intend to continue our search for a suitable operating company, there is no assurance that we will be successful given our relatively limited cash on hand, lack of liquidity in our common stock, and our common stock not being listed on a national securities exchange, among other factors. Nevertheless, we intend to continue to explore potential acquisitions, along with additional investments in third party emerging growth companies. We view the acquisition of an operating company on favorable terms as our most important objective for 2006. Should we not achieve this objective in 2006, our financial condition and results of operation will likely be adversely affected as existing revenue sharing agreements reach their conclusion.

Based on the numerous reductions-in-force we have effected in the past several years to reduce fixed overhead expenses along with outsourcing our ongoing maintenance and service operation and given the current composition of employees the loss of additional key personnel would seriously impact our operations

We are dependent upon the abilities and efforts of certain personnel, specifically David A. Gestetner. Our future success will depend in large part upon Mr. Gestetner. We currently do not carry key man life insurance on Mr. Gestetner, and we have no present intention of doing so in the near future. There can be no assurance that we will be able to locate and retain a suitable replacement for Mr. Gestetner in the event Mr. Gestetner is no longer employed by us.

Risks Related to Our Industry

We rely on the economic health of the lodging industry to generate revenues from our existing revenue sharing agreements, and any condition that may adversely impact the lodging industry will adversely impact the revenues we receive from revenue sharing agreements

Nearly all of our revenue is generated from our existing revenue sharing agreements and maintenance agreements associated therewith. The economic health of the lodging industry, and, therefore, our revenues, are affected by a number of factors beyond our control, including:

•	general economic conditions;

•	levels of disposable income of the hotel patrons;

•	acts of terrorism and anti-terrorism efforts;

•	increased transportation costs resulting in decreased travel by patrons and decreased hotel occupancy and RevPar;

•	changes or proposed changes in tax laws;

•	legal and regulatory issues affecting the development, operation and licensing of hotels; and

•	competitive conditions in the lodging industry, including the effect of such conditions on the pricing of the merchandise sold in our products installed at hotels.

The foregoing factors may impact our hotel clients and their guests as relates to the consumption of merchandise sold in our products installed on a revenue sharing basis.

Terrorist attacks or acts of war may seriously harm our business

Terrorist attacks or acts of war may cause damage or disruption to our company, our employees, our facility and our customers, which could significantly impact our revenues, costs and expenses, and financial condition. The terrorist attacks that took place in the United States on September 11, 2001 were unprecedented events that have created many economic and political uncertainties, especially to the lodging industry, some of which have materially adversely affected our business, results of operations, and financial condition and may do so again in the future. In particular, the lodging industry was materially affected by the downturn in the tourism industry as a result of the September 11 attacks. While it has since recovered, we experienced a fairly significant decrease in utilization of our revenue sharing products for a significant period following September 11, 2001 particularly in the New York metro area given the lower occupancy rates and the significant number of installations we have in this region. The potential for future terrorist attacks, the national and international responses to terrorist attacks, and other acts of war or hostility have created many economic and political uncertainties, which could materially adversely affect our business, results of operations, and financial condition in ways that we currently cannot predict.

The strength and profitability of our business depends on the overall demand for our existing installed products at hotels. Lodging industry revenues are sensitive to general economic conditions and generally rise or fall more rapidly in relation to the condition of the overall economy. Although we cannot accurately estimate the economic impact of a future terrorist attack at this time, the lodging industry was negatively affected by the reduction in air travel and tourism.

We have experienced loss of market share due to the intense competition from companies with longer operating histories, greater resources and more established brand names that market in-room amenities to the lodging industry, the conclusion of some of our revenue sharing agreements, and the lack of new product sales in the last three fiscal years.

The market for in-room amenities in the lodging industry is very competitive, and we expect competition to intensify in the future. The foregoing served as a primary reason for implementation of our diversification strategy. Our competitors vary in size and in the scope and breadth of the products and services they offer and include Bartech Systems International, Dometic Corporation and MiniBar Systems, among others. Each of our competitors have longer operating histories, larger customer bases, greater brand recognition, and substantially greater capital, research and development, manufacturing, marketing, service, support, technical and other resources than we currently do. While we do not intend to manufacture and install new products in the lodging industry, the foregoing factors directly impact our ability to the continued deployment of such products at hotels following the maturity of their respective revenue sharing agreements.

Risks Related to Our Common Stock

Our diversification strategy, particularly a potential acquisition of an operating company, will likely require us to obtain additional financing in the form of the sale of debt or equity securities, the result of which would have a dilutive effect on the relative ownership of our existing stockholders

Based upon our existing cash on hand, which was $1,316,515 as of December 31, 2005, we will likely require additional capital to successfully implement our diversification strategy. Funding may take the form of common stock, preferred stock or convertible debt. The issuance of additional equity or convertible debt securities will have the effect of reducing the percentage ownership of our current stockholders. In addition, such equity or convertible debt securities may have additional rights, preferences or privileges to those of our common stock, such as registration rights. There are no assurances that funding will be available to us on favorable terms, if at all.

Our executive officers and members of our board of directors beneficially own 42.3% of the outstanding shares of our common stock and could limit the ability of our other stockholders to influence the outcome of director elections and other transactions submitted to a vote of stockholders

Our executive officers and members of our board of directors beneficially own 10,256,252 shares of common stock, or approximately 42.3% of the outstanding shares of our common stock. These stockholders may have the power to influence all matters requiring approval by our stockholders, including the election of directors and approval of mergers and other significant corporate transactions.

Our stock price may fall as a result of the 10,535,133 shares of common stock, or 43.4% of our outstanding common stock, that is currently eligible for resale

Sales of a substantial number of shares of common stock in the public market could cause the market price for our common stock to decline. Of the 24,278,902 shares of common stock outstanding as of March 17, 2006, 321,875 shares have been registered pursuant to a selling stockholder registration statement and 1,800,000 shares were sold in our initial public offering, which closed on August 9, 2000. The foregoing shares, representing 8.7% of our outstanding shares of common stock, are immediately available for resale.

In addition to the foregoing shares, up to 8,413,258 shares of common stock, or 34.7% of our outstanding shares of common stock, are available for resale in accordance with Rule 144(k) under the Securities Act. These shares, along with the shares of common stock sold in our initial public offering and the shares registered in the selling stockholder offering, represent 10,535,133 shares, or 43.4% of our outstanding shares of common stock. As to our remaining shares of common stock, 13,743,769 are currently ineligible for resale.

As of December 31, 2005, we had options and warrants outstanding to purchase 3,504,621 shares of common stock at a weighted average exercise price of $0.28 per share, all of which are immediately exercisable.

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
AND
BUSINESS CONSULTANTS
5 Triad Center, Suite 750
Salt Lake City, UT 84180-1128
Phone: (801) 532-2200
Fax: (801) 532-7944
www.hbmcpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Directors and the Stockholders
eRoomSystem Technologies, Inc.

We have audited the accompanying consolidated balance sheets of eRoomSystem Technologies, Inc. and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of eRoomSystem Technologies, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, up until December 31, 2004 the had suffered recurring losses from operations, and the net income earned for the years ended December 31, 2005 and 2004 was derived primarily from non-recurring items. This raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

HANSEN, BARNETT & MAXWELL

Salt Lake City, Utah
March 20, 2006

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004
ASSETS
CURRENT ASSETS
Cash	$1,316,515	$646,386
Attorney's Escrow	-	225,000
Accounts receivable, net of allowance for doubtful accounts of $49,294 and
$29,045 at December 31, 2005 and 2004, respectively	263,392	164,586
Notes receivable	111,231	-
Prepaid expenses	11,519	16,317
Total Current Assets	1,702,657	1,052,289

REFRESHMENT CENTERS IN SERVICE, net of accumulated depreciation of $2,289,694 and $1,777,378 at December 31, 2005 and 2004, respectively	1,357,827	1,870,143
PROPERTY AND EQUIPMENT
Production equipment	-	22,210
Computer equipment	4,666	76,031
Vehicles and other	-	44,153
	4,666	142,394
Less accumulated depreciation and amortization	(1,861)	(129,481)
Net Property and Equipment	2,805	12,913
INVESTMENT IN MARKETABLE SECURITIES	14,075	-
NOTE RECEIVABLE, net of unamortized discount of $2,852 and $0 at December 31, 2005 and
December 31, 2004, respectively	147,147	-
DEPOSITS	85,300	95,300
Total Assets	3,309,811	3,030,645

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Notes payable and current portion of long-term debt	301,696	228,337
Accounts payable	56,837	109,089
Accrued liabilities	109,778	137,492
Accrued interest	-	81,615
Customer deposits	11,758	11,758
Deferred maintenance revenue	10,632	38,516
Total Current Liabilities	490,701	606,807
LONG-TERM DEBT, net of current portion	349,380	1,111,181
Total Liabilities	840,081	1,717,988
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none outstanding	-	-
Common stock, $0.001 par value; 50,000,000 shares authorized; 24,228,902 shares and 10,465,133 shares outstanding at December 31, 2005
and December 31, 2004, respectively	24,229	10,465
Additional paid-in capital	33,754,361	32,074,454
Warrants and options outstanding	416,071	1,109,930
Note receivable from shareholder	(78,000)	(74,759)
Accumulated deficit	(31,646,931)	(31,807,433)
Total Stockholders' Equity	2,469,730	1,312,657

Total Liabilities and Stockholders' Equity	$3,309,811	$3,030,645

See accompanying notes to consolidated financial statements

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2005	2004

REVENUE
Revenue-sharing arrangements	$1,204,219	$1,103,945
Maintenance fees	345,738	363,501
Product sales	7,331	123,713
Total Revenue	1,557,288	1,591,159
COST OF REVENUE
Revenue-sharing arrangements	512,316	515,124
Maintenance	58,786	72,915
Product sales	1,261	3,142
Total Cost of Revenue	572,363	591,181
GROSS MARGIN	984,925	999,978

OPERATING EXPENSES
Selling, general and administrative expense, including non-cash compensation of $14,869 and $28,558, respectively	642,508	784,110
Research and development expense	1,959	38,527
Interest expense	319,062	209,961
Gain on collection of previously written off receivables	-	(312,500)
Gain on sale of assets	(52,624)	-
Interest and other income	(84,385)	(7,428)
Net Operating Expenses	826,520	712,670
Income from Operations	158,405	287,308
Gain on forgiveness of liabilities and debt	2,097	612,764
Net Income	$160,502	$900,072
Basic Earnings Per Common Share	$0.01	$0.09
Diluted Earnings Per Common Share	$0.01	$0.04

See accompanying notes to consolidated financial statements

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	Shares		Amount
	2005	2004	2005	2004
COMMON STOCK
Balance at Beginning of Year	10,465,133	10,383,933	$10,465	$10,384
Exercise of stock options	5,130,000	20,000	5,130	20
Issuance to directors for services	-	60,000	-	60
Issuance to consultant for services	-	1,200	-	1
Conversion of notes outstanding	8,633,769	-	8,634	-
Balance at End of Year	24,228,902	10,465,133	24,229	10,465
ADDITIONAL PAID-IN-CAPITAL
Balance at Beginning of Year			32,074,454	32,028,402
Exercise of stock options			499,726	3,380
Issuance to directors for services			-	10,140
Issuance to consultant for services			-	443
Conversion of notes outstanding			709,609	-
Expiration of warrants and options			470,572	32,089
Balance at End of Year			33,754,361	32,074,454
WARRANTS AND OPTIONS OUTSTANDING
Balance at Beginning of Year			1,109,930	1,092,416
Expiration of warrants and options			(708,728)	(32,089)
Issuance of stock options in settlement of accrued liabilities			-	31,688
Increase in value of variable options			(4,244)	4,244
Issuance of options and warrants related to consulting services and financing activities			19,113	13,671
Balance at End of Year			416,071	1,109,930
NOTES RECEIVABLE FROM SHAREHOLDER
Balance at Beginning of Year			(74,759)	(71,500)
Interest accrued			(3,241)	(3,259)
Balance at End of Year			(78,000)	(74,759)
ACCUMULATED DEFICIT
Balance at Beginning of Year			(31,807,433)	(32,707,505)
Net gain			160,502	900,072
Balance at End of Year			(31,646,931)	(31,807,433)
Total Stockholders' Equity at End of Year			$2,469,730	$1,312,657

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$160,502	$900,072
Adjustments to reconcile net income to net cash (provided )by operating activities:
Depreciation	517,292	524,758
Gain on forgiveness of debt and liabilities	(2,097)	(612,764)
Gain on sale of assets	(52,624)	-
Interest income from shareholder receivable	(3,241)	(3,259)
Interest income from other receivable	(1,231)	-
Accretion of debt discount	205,062	67,665
Amortization of discount on note receivable	(1,222)	-
Non-cash compensation expense	14,869	28,558
Changes in operating assets and liabilities:
Attorney's escrow	225,000	(225,000)
Accounts receivable	(98,806)	61,799
Prepaid expenses	4,798	(129)
Accounts payable	(50,155)	(82,795)
Accrued liabilities	11,414	88,597
Customer deposits and deferred maintenance revenue	(27,884)	(17,180)
Net Cash Provided By Operating Activities	901,677	730,322
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(2,244)	(1,066)
Change in long term deposits and restricted funds	10,000	(18,650)
Purchase of investment and note receivable	(210,000)	-
Net Cash Used In Investing Activities	(202,244)	(19,716)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term debt	(296,004)	(449,605)
Proceeds from exercise of options and warrants	266,700	3,400
Net Cash Used in Financing Activities	(29,304)	(446,205)

Net Increase in Cash	670,129	264,401
Cash at Beginning of Period	646,386	381,985

Cash at End of Period	$1,316,515	$646,386

Supplemental Cash Flows Information
Cash paid for interest	$74,872	$94,052
Supplemental Disclosure of Noncash Investing and Financing Activities
Stock options issued in settlement of accounts payable	$-	$31,688
Outstanding notes payable converted to stock	$718,243	$-
Note received for assets sold	$60,000	$-

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization, Nature of Operations and Business Condition - eRoomSystem Services, Inc. was organized under the laws of the State of Nevada in 1993. In 1999, eRoomSystem Services, Inc. was reorganized as a wholly-owned subsidiary of eRoomSystem Technologies, Inc., also a Nevada corporation. During 1999 and 2000, RSi BRE, Inc. (“RSi BRE”) and eRoom System SPE, Inc. (“SPE”) were formed, respectively, as wholly-owned subsidiaries of eRoomSystem Technologies, Inc. eRoomSystem Technologies, Inc. and its subsidiaries are collectively referred to as the “Company.” In 2004 the Company liquidated RSi BRE into eRoomSystem Technologies, Inc.

The Company markets a complete line of fully-automated eRoomServ refreshment centers and eRoomSafes traditionally installed in hotels. The eRoomServ refreshment centers and eRoomSafes use proprietary software that integrates with a data collection computer in each hotel.

Up until the year ended December 31, 2004, the Company had suffered recurring losses. During the years ended December 31, 2005 and 2004, the Company realized net income of $160,502 and $900,072, respectively. During the years ended December 31, 2005 and 2004, the Company's operations provided $901,677 and $730,322 of cash, respectively. The Company had cash of $1,316,515 as of December 31, 2005.  At December 31, 2005, the Company had working capital of $1,211,956. Although the Company realized a profit in 2005 as well as significant profit in 2004 it was primarily from non-recurring items. In 2005 the gain was primarily due to a sale of assets and proceeds from insurance. In 2004, the profit related to specifically gains on collection of previously written off receivables and gain on forgiveness of debt. This raises substantial doubt about the Company's ability to continue as a going concern. Realization of continued profitable operations is not assured. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.  Management would like to acquire an existing operating company to enable the Company to grow and is continuously performing due diligence on third party companies for this purpose. The Company has also been performing research in order to invest in privately-held or publicly traded emerging growth stage companies.

On October 1, 2003 the Company had a change in management and issued secured convertible promissory notes in the original principal amount of $250,000.  On September 7, 2005, the holders of the notes converted the principal amount of $250,000 together with accrued interest into 5,768,219 shares of common stock.

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

Cash Equivalents and Fair Value of Financial Instruments - Cash equivalents include highly liquid debt investments with original maturities of three months or less, readily convertible to known amounts of cash. The Company had $73,688 and $73,688 of restricted cash, classified as deposits, to be distributed as loan repayments to a financing company as of December 31, 2005 and 2004, respectively.

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In January 2004, the Company deposited $20,000 with a bank as collateral in order to effect electronic fund transfers through the bank. This certificate of deposit came due in January 2005, and was rolled into the checking account.

The carrying amounts reported in the accompanying consolidated financial statements for cash, accounts receivable, notes receivable and accounts payable approximate fair values because of the immediate or short-term maturities of these financial instruments. The Company’s long term note receivable is carried at principal plus accrued interest. The carrying amounts of the Company's debt obligations approximate fair value based on current interest rates available to the Company, with the exception of one convertible note payable, issued during 2003, that had a discounted carrying value of $62,603 at December 31, 2004, as compared to an approximate fair value of $250,000, which was the face amount of the note. This note was converted to shares of the Company’s common stock during 2005.

eRoomServ Refreshment Centers in Service and Property and Equipment - eRoomServ refreshment centers (including eRoomSafes, if applicable) and property and equipment are stated at cost, less accumulated depreciation and amortization. Major additions and improvements are capitalized, while minor equipment as well as repairs and maintenance costs are expensed when incurred. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related assets, after taking into consideration residual values for eRoomServ refreshment centers, which lives are as follows:

eRoomServ refreshment centers in service	7 years
Production equipment	3 - 5 years
Computer and office equipment	3 - 7 years
Vehicles and other	7 years

Depreciation and amortization expense related to eRoomServ refreshment centers in service and property and equipment was $517,292 and $524,758 for the years ended December 31, 2005 and 2004, respectively.

On retirement or disposition of property and equipment, the cost and related accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is recognized in the statement of operations.  In the year ended December 31, 2005, the Company exchanged fixed assets with a carrying value of $7,376 for a note receivable of $60,000, recognizing a gain on disposal of $52,624.

Capitalized Software Costs - In accordance with FASB Statement of Financial Accounting Standards (“SFAS”) No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed , development costs incurred in the research and development of new software products to be sold, leased or otherwise marketed are expensed as incurred until technological feasibility in the form of a working model has been established. Internally generated capitalizable software development costs have not been material for the years ended December 31, 2005 and 2004. The Company has charged its software development costs to research and development expense in the accompanying consolidated statements of operations.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Impairment of Long-Lived Assets - The carrying values of the Company's long-lived assets were reviewed for impairment. When projections indicate that the carrying value of the long-lived asset is not recoverable, the carrying value of the long-lived asset is reduced by the estimated excess of the carrying value over the projected discounted cash flows. No impairment was deemed necessary.

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

The Company generates interest income on notes receivable. Interest income is accrued to income based on the principal amount outstanding.

Stock-Based Compensation - At December 31, 2005, the Company has one stock-based employee compensation plan, which is described more fully in Note 10. The Company accounts for the plan under the recognition method and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. During the years ended December 31, 2005 and 2004, the Company recognized compensation expense relating to stock options and warrants of $14,869 and $28,558, respectively. The following table illustrates the effect on net income and basic and diluted income per common share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee and consultant compensation:

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the years ending December 31,	2005	2004

Net income, as reported	$160,502	$900,072

Add: Stock-based employee and consultant compensation
expenses included in net income	14,869	28,558

Deduct: Total stock-based employee and consultant
compensation expense determined under fair value based method
for all awards	(29,600)	(74,204)

Pro forma net earnings	$145,771	$854,426

Earnings per common share:
Basic as reported	$0.01	$0.09
Basic pro forma	$0.01	$0.09
Diluted as reported	$0.01	$0.04
Diluted pro forma	$0.01	$0.04

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

Net Earnings per Common Share - Basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding.  Diluted earnings per common share is computed by dividing net income, adjusted to add back interest associated with convertible debt, by the weighted-average number of common shares and dilutive potential common share equivalents outstanding. Potential common share equivalents consist of shares issuable upon the exercise of stock options and warrants, and shares issuable upon the conversion of debt.

The following table is a reconciliation of the numerators and denominators used in the calculation of basic and diluted weighted-average common shares outstanding for the years ending December 31, 2005 and 2004:

	2005	2004
Basic net income	$160,502	$900,072
Interest expense from convertible debt	-	97,910
Diluted net income	$160,502	$997,982
Basic weighted-average common shares outstanding	15,005,581	10,433,772
Effect of dilutive securities
Stock options and warrants	667,801	4,811,116
Convertible debt	-	7,316,667
Diluted weighted-average common shares outstanding	15,673,382	22,561,555
Basic earnings per share	$0.01	$0.09
Diluted earnings per share	$0.01	$0.04

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2005 and 2004, there were potential common stock equivalents from options, warrants and convertible debt of shares 2,836,820 and 3,909,730, respectively that were not included in the computation of diluted earnings per common share because their effect would have been anti-dilutive.

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

On February 29, 2004, the Company negotiated a settlement of the RSG obligation for a cash payment of $152,823.  The Company recognized a gain on forgiveness of $162,718 during 2004. The Company has liquidated RSi BRE into eRoomSystem Technologies, Inc.

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - INVESTMENT IN IDENTICA

On May 20, 2005 the Company invested $10,000 in Identica Holdings Corporation, a Nevada corporation, by purchasing 1,666,667 shares of common stock, at $0.006 per share. This investment represented 10% of Identica’s then outstanding capital stock on a fully-diluted basis. Identica is a privately held company that has expressed an interest in becoming a public company in the future. This investment will be carried at the lower of cost or market and will be periodically evaluated for impairment.

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

In September 2005, the Company entered into an Asset Purchase Agreement with Identica. Pursuant to the Agreement, Identica has purchased certain assets of the Company. Specifically, the assets consist of furniture and computer equipment held by the Company, as well as the Company’s web technologies package utilized by the Company’s technical support team to which the Company retained a perpetual license. The Agreement provides that Identica will pay the sum of $60,000 for the assets, which amount is evidenced by a one-year note bearing interest at the rate of 8% per annum, compounded monthly. Under the terms of the Note, Identica will make seven principal and interest payments in the amount of $9,098 per month, commencing on the six-month anniversary of the Note with a maturity date of September 7, 2006. In addition, at the same time, the Company entered into a Professional Services and Support Agreement whereby Identica will employ the technical personnel of the Company. In conjunction therewith, the Company will continue to be responsible, for a period of 6 months from the date of the Agreement for all expenses less $7,000 dollars per month related to such technical personnel. Thereafter, the Company will pay Identica $0.50 per Hotel room per month to service all equipment that the Company is contractually obligated to service.

In October, 2005, the Company loaned Identica an additional $50,000 in cash. The loan is not secured and is evidenced by a promissory note. The terms of the promissory note include zero interest and a maturity date of January 31, 2006.

NOTE 4 - GAIN ON COLLECTION OF PREVIOUSLY WRITTEN OFF RECEIVABLES

Termination and Release of Revenue Sharing Agreement - During December 2004, the Company entered into an agreement with a hotel property owner that amended a previous revenue sharing lease agreement that had previously been non-performing.  Under the terms of that agreement, the Company recovered a receivable that had been written off in the previous year. The Company has recorded a gain of $112,500 on the collection of previously written off receivables. In addition, as part of the agreement, the refreshment centers were purchased by the Hotel and product sales revenue was recorded in the amount of $112,500 during the year ended December 31, 2004.

Net Investment in Sales-Type Lease - During June 2004, the Company entered into an agreement with a hotel property owner that amended a previous revenue sharing lease agreement that had previously been non-performing.  Under the terms of that agreement, the Company recovered a receivable that had been written off in the previous year. The Company has recorded a gain in the amount of $200,000 during the year ended December 31, 2004.

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The new lease agreement terminates on December 31, 2008 at which time the hotel property owner takes ownership of the refreshment centers.  The property is to make monthly payments of $7,200.  The new lease agreement has been classified as a sales-type capital lease.  Because the property has a history of non-performance and is still under the supervision of a bankruptcy court, the net investment in the capital lease has been fully allowed against.  The following lists the components of the net investment in the sales-type lease as of December 31, 2005:

Total minimum lease payments to be received	$259,200

Less: Allowance for uncollectibles	(217,988)

Net minimum lease payments receivable	41,212

Less: Unearned income	(41,212)

Net investment in sales-type lease	$-

The Company recorded revenue-sharing and maintenance fee revenue in the amounts of $86,400 and $50,400 for the years ended December 31, 2005 and 2004, respectively.

Minimum lease payments through the end of the lease term are as follows:  $86,400 in 2006, $86,400 in 2007, and $86,400 in 2008.

NOTE 5 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

In the year ended December 31, 2004, the Company settled outstanding payables to vendors and contractors in the amount of $430,386 and outstanding accrued payroll in the amount of $51,007. Of the liabilities settled, $72,205 was settled through the issuance of warrants and options to purchase 172,000 shares of common stock (see Note 10).  Gain on forgiveness of debt was recognized in the amount of $362,828.

The gain on forgiveness of debt for the year ended December 31, 2004 consisted of the following:

RSG Investments (Note 2)	$162,718
Note payable to supplier (Note 6)	87,218
Accounts payable and accrued liabilities	362,828
Total gain on forgiveness of debt	$612,764

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - NOTES PAYABLE AND LONG-TERM DEBT

Notes payable and long-term debt consists of the following:

For the Years Ending December 31,	2005	2004

Notes payable to financing company, interest at 10% per annum secured by eRoomServ refreshment centers held by SPE, less unamortized discount of $58,173 and $75,838 as of December 31, 2005 and 2004, respectively	$651,076	$929,415

Convertible note payable to stockholder, 8%, secured by all assets of the Company, subordinate to notes payable to financing company, converted on September 7, 2005	-	347,500

Convertible note payable 8%, net of unamortized discount of $187,397 as of December 31, 2004 converted on September 7, 2005	-	62,603

Total Notes Payable and Long-Term Debt	651,076	1,339,518

Less: Current Portion of Long-Term Debt	(301,696)	(228,337)

Long-Term Debt, Net of Current Portion	$349,380	$1,111,181

Future maturities of notes payable and long-term debt are as follows:

Years ending December 31,
2006	$ 301,696
2007	224,913
2008	124,467
Total	$ 651,076

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

The notes payable are collateralized by eRoomServ refreshment centers with a carrying value of $774,084 at December 31, 2005.  SPE holds payments from hotel customers in several restricted bank accounts for payment to the finance company and to the Company.  As of December 31, 2005, the Company had non-current deposits of $73,688 that were designated for this purpose.

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Convertible Note Payable to Stockholder - On November 8, 2002, the Company entered into a promissory note with Ash Capital, LLC for proceeds of up to $322,500. The note bears interest at 8%. All past due amounts and accrued interest thereon bear interest at 18%. The Company borrowed $322,500, under the terms of the promissory note. The Company transferred $25,000 from an accounts payable due to Ash Capital, which increased the principal amount of the promissory note to $347,500.

According to the terms of the note, principal and accrued interest on the promissory note could convert into Series D Convertible Preferred Stock at $0.90 per share. Each share of the Series D Convertible Preferred Stock is convertible into six shares of common stock, at the rate of $0.15 per share of Series D Preferred Stock. The promissory note could be converted into 17.8% of the lesser of the authorized capital stock or the outstanding capital stock of the Company. The Company agreed not to increase the outstanding capital stock of the Company or issue securities convertible into capital stock without prior consent of Ash Capital.

The Company determined that Ash Capital LLC received a beneficial conversion option valued at $322,500 on November 8, 2002. Accordingly, the Company allocated all of the $120,500 of proceeds received during the year ended December 31, 2003 to the beneficial conversion option that resulted in an offsetting discount to the note payable. The discount on the note payable was amortized to interest expense from the dates proceeds were received through November 8, 2003, in accordance with EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Ratios, and EITF 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, and amounted to $304,082 of accretion of the discount during the year ended December 31, 2003, which included $183,582 of unamortized discount from the beneficial conversion option that remained at December 31, 2002.

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As a requirement of the October 1, 2003, Gestetner Group, LLC and several unrelated parties, funding arrangement, Ash Capital, LLC agreed to amend the terms of its secured convertible promissory note with the Company to (i) extend the maturity date to the earlier of November 8, 2007 or the maturity date of the Notes to Gestetner Group and several unrelated parties issued to the Note Holders and (ii) include as an additional event of default any default of the Company under the Notes to Gestetner Group and the other unrelated parties.

In addition, the Company issued Ash Capital, LLC a contingent warrant to purchase shares of common stock, exercisable at $0.13 per share through October 1, 2008. The terms of the warrant provided that on the dates exercised, Ash Capital, LLC may purchase seven percent of the aggregate number of shares of the Company’s common stock issued to and held on that date by any of the Note Holders from the October 1, 2003 funding in excess of 10,000,000 common shares. The Company would record the fair value of the warrants as a discount to the note payable to be amortized over the remaining life of the note as a charge to interest expense.

On October 1, 2003, Ash Capital, LLC and Gestetner Group, LLC entered into an Intercreditor and Collateral Agency Agreement that provided for the secured obligations of the Company to both parties to rank equally. Ash Capital is to serve on its own behalf and as the agent for Gestetner Group, LLC, based upon its written instruction, to foreclose upon, collect and dispose of all or any portion of the collateral set forth in Ash Capital’s secured convertible promissory note and the Gestetner Group and other unrelated parties Notes, should a default occur by the Company under the terms of such agreements. In addition, for the term of the Gestetner Group and several unrelated parties Notes, Ash Capital has agreed, subject to obtaining the prior written consent of Gestetner Group, LLC otherwise, to vote or to cause any of its affiliates or subsidiaries to vote all of its or their shares of common stock of the Company (i) for the election of any two nominees of the Gestetner Group and several unrelated parties Note Holders and (ii) against any increase in the size of the Board of Directors of the Company above four members.

On September 1, 2005, Ash Capital converted its note and accrued interest into 2,865,550 shares of common stock. The foregoing conversion triggered the issuance of warrants to purchase 53,775 shares of common stock in favor of Ash Capital.

Gestetner Group Secured Promissory Notes - On October 1, 2003, the Company issued secured convertible promissory notes (“Notes”), in the original principal amount of $250,000, collectively, to Gestetner Group, LLC, a New Jersey limited liability company, and several third parties (collectively, the “Note Holders”).  David A. Gestetner, the Chief Executive Officer and President of the Company, is the Managing Member of the Gestetner Group, LLC. The terms of the Notes included, inter alia, (i) for interest to accrue at the rate of 8% per annum, (ii) a maturity date of the earlier of (a) October 1, 2008, (b) the date of approval of the Board of Directors regarding the merger of the Company with or into any third party or the sale of all or substantially all of the assets of the Company, or (c) the date of the closing of any financing (other than commercial credit facilities), the gross proceeds of which are at least $1,000,000 and (iii) the right of the Note Holders, at any time, to convert all outstanding principal and accrued and unpaid interest into shares of common stock of the Company at the rate of $0.05 per share; provided, however, that the Company shall have the right to not permit the conversion if such conversion would result in the Note Holders holding, in the aggregate and on a fully-diluted basis, more than 49% of the outstanding common stock of the Company.  In addition, the Note Holders have been issued, collectively, warrants to purchase 5,000,000 shares of common stock of the Company, exercisable at $0.05 per share at any time through October 1, 2008.

The proceeds were allocated between the Notes and warrants based on their relative fair values, with $42,389 allocated to the Notes and $207,611 allocated to the warrants. In addition, the Note Holders received a beneficial conversion option of $42,389. The resulting $250,000 discount to the Notes was being amortized over the expected five-year term of the Notes as interest expense.

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On September 1, 2005, Gestetner Group LLC and the other unrelated parties converted their notes and accrued interest into 5,768,219 shares of common stock, and the unamortized discount of $154,109 was recognized as interest expense.

Note Payable to Supplier - During January 2004, a note payable with a carrying value of $70,000 plus accrued interest of $17,218 was purchased by an outside party who subsequently cancelled the note and released the Company from any obligation to pay the note or accrued interest.  The Company recorded a gain on forgiveness of debt of $87,218 during the year ending December 31, 2004.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Employment and Consulting Agreements - On October 1, 2005, the Company extended the employment agreement with its chief executive officer and president for one year as per the Agreement signed on October 1, 2003.  The agreement provides for an annual salary of $100,000.  If the chief executive officer is terminated without cause, the agreement provides for one year’s annual salary as severance pay. The agreement requires that the chief executive officer may not compete with the Company during the term of employment and for three years subsequent to termination.

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

Operating Leases as Lessor - The Company accounts for its revenue-sharing agreements as operating leases. As of December 31, 2005, the Company had three revenue-sharing agreements for which the customers were contractually obligated to pay minimum monthly payments. Carrying value of these leased assets was $291,118 as of December 31, 2005. Agreements with all other customers provide for an allocation of revenues to the Company with no minimum monthly payment. Accordingly, the Company is unable to estimate future amounts to be received under these agreements.

Future minimum payments to be received under contracts that provide for minimum monthly amounts were as follows as of December 31, 2005:

Years ending December 31,
2006	$296,154
2007	136,629
2008	48,266
Total	$481,049

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Operating Leases as Lessee - In November 2003 the Company moved to a new facility in Salt Lake City, Utah. The Company entered into a 38-month lease agreement that will terminate in December 2006.  The lease provides for monthly rent payments of $1,612.    Future minimum payments are as follows as of December 31, 2005:

Year ending December 31,
2006	$19,344
Total	$19,344

Rent expense for the years ended December 31, 2005 and 2004 was $32,912 and $28,124, respectively.

NOTE 8 -- INCOME TAXES

The Company has paid no federal income taxes.  The following is a schedule of state income taxes paid in 2005 and 2004:

For the years ended December 31,	2005	2004
New Jersey	$3,389	$-
New York	1,369	-
Total income tax paid	$4,758	$-

The significant components of the Company's deferred income tax assets as of December 31, 2005 and 2004 are as follows:

For the years ending December 31,	2005	2004
Deferred Income Tax Assets:
Net operating loss carryforwards	$7,894,574	$8,870,695
Reserves and accrued liabilities	27,224	38,346
Other assets	17,801	10,655
Total Deferred Income Tax Assets	$7,939,599	$8,919,696
Valuation allowance	(7,720,512)	(8,491,798)
Deferred Income Tax Liability - Depreciation and
Amortization	(219,087)	(427,898)
Net Deferred Income Tax Asset	$-	$-

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

The following is a reconciliation of the amount of tax benefit that would result from applying the federal statutory rate to pretax loss with the benefit from income taxes:

For the years ending December 31,	2005	2004
Benefit at statutory rate (34%)	$54,571	$306,024
Other non-deductible expenses and adjustments	714,645	(124,805)
Change in valuation allowance	(771,286)	(192,830)
State tax benefit, net of federal tax benefit	2,070	11,611
Net Benefit From Income Taxes	$-	$-

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following summarizes the tax net operating loss carryforwards and their respective expiration dates as of December 31, 2005:

Years ending December 31,
2011	$1,784,782
2017	1,082,373
2018	3,642,857
2019	3,298,047
2020	5,087,650
2021	2,704,379
2022	3,600,805
2023	1,169,588
Total net operating loss carryforwards	$22,370,481

NOTE 9 -- STOCKHOLDERS' EQUITY

The Company issued 60,000 shares of common stock valued at $10,200 ($0.17 per share) to its Board of Directors for services rendered during the year ending December 31, 2004.

During the year ending December 31, 2005, warrants and options to purchase 4,000,000 shares of common stock were exercised by Gestetner Group, LLC, a related party, for cash proceeds of $200,000. The exercise price was $0.05 per share.

During the years ending December 31, 2005 and 2004, warrants and options to purchase 1,130,000 and 20,000 shares of common stock, respectively, were exercised for cash proceeds of $64,621 and $3,400, respectively. The exercise price ranged from $0.05 - $0.26 per share.

On September 1, 2005, Gestetner Group, LLC, and Ash Capital, LLC, both related parties, and several unrelated parties, converted their secured convertible promissory notes, in the original principal amount of $597,500, plus accrued interest of $120,743, into 8,633,769 shares of common stock. The notes in the cumulative amount of $250,000 to Gestetner Capital, LLC and the unrelated parties, were originally issued on October 1, 2003 and were converted at $0.05 per share. The Ash Capital Note was converted at $0.15 per share. The foregoing conversion and warrant exercise triggered the issuance of warrants to purchase 53,775 shares of common stock in favor of Ash Capital. These warrants, which vested immediately, have an exercise price of $0.13 per share and are exercisable through October 1, 2008. These options were valued at $19,113 using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 4.05%, dividend yield of 0.0%, volatility of 138%, and expected life of 3 years.

NOTE 10 -- STOCK OPTIONS AND WARRANTS

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

During the year ended December 31, 2005, the Company granted options to purchase 40,000 shares of common stock to employees and members of the Board of Directors. These options, which vested immediately, have exercise prices ranging from $0.22 to $0.35 per share, and are exercisable through August 10, 2010. The Company recognized compensation expense of $0, which was the intrinsic value of the options on the date granted.

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

During the years ended December 31, 2005 and 2004, options to purchase 180,000 and 214,173 shares of common stock, respectively, expired. The Company recognized the value of these options in the amounts of $470,572 and $32,089 during 2005 and 2004 respectively, as additional paid in capital.

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Outstanding Stock Options and Warrants - A summary of stock option and warrant activity for the years ended December 31, 2005 and 2004 is as follows:

	Options and Warrants	Exercise Price Range			Weighted - Average Exercise Price
Balance, December 31, 2003	8,577,019	$ 0.05	-	12.80	$ 0.31
Granted	378,000	0.10	-	0.35	0.23
Exercised	(20,000)	0.17	-	0.17	0.17
Expired	(214,173)	0.36	-	1.91	0.86
Balance, December 31, 2004	8,720,846	$ 0.05	-	7.80	$ 0.30
Granted	93,775	0.13	-	0.35	0.20
Exercised	(5,130,000)	0.05	-	0.26	0.05
Expired	(180,000)	7.80	-	7.80	7.80
Balance, December 31, 2005	3,504,621	0.10	-	1.55	0.28
Exercisable, December 31, 2005	3,504,621	$ 0.10	-	1.55	$ 0.28
Weighted-average fair value of options granted during the year ended
December 31, 2004					$ 0.09
Weighted-average fair value of options granted during the year ended
December 31, 2005					$ 0.32

The fair value of stock options was determined at the grant dates using the Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended December 31, 2005 and 2004, respectively:  risk-free interest rate of 4.0 and 3.0 percent, dividend yield of 0 and 0 percent, volatility of 139 and 153 percent, and expected lives of 3.6 and 4.8 years.

A summary of stock option and warrant grants with exercise prices less than, equal to or greater than the estimated fair value on the date of grant during the years ended December 31, 2005 and 2004 is as follows:

	Options and Warrants Granted	Weighted Average Exercise Price	Weighted - Average Fair Value of Options and Warrants
For the Year Ended December 31, 2005

Grants with exercise price less than market value	53,775	$0.13	$0.36

Grants with exercise price greater than market value	40,000	$0.30	$0.26

For the Year Ended December 31, 2004
Grants with exercise price less than
market value	60,000	$0.10	$0.19
Grants with exercise price equal to
market value	75,000	$0.26	$0.26
Grants with exercise price greater than
market value	243,000	$0.25	$0.18

A summary of the options and warrants outstanding and exercisable as of December 31, 2005 follows:

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding	Weighted - Average Remaining Contractual Life	Weighted - Average Exercise Price	Number Exercisable	Weighted - Average Exercise Price
$ 0.10 - 0.37	3,490,978	4.4 years	$0.27	3,490,978	$0.27
0.90 - 1.55	13,643	6.5 years	0.94	13,643	0.94
$ 0.10 - 1.55	3,504,621	4.4 years	$0.28	3,504,621	$0.28

NOTE 11 -- CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS

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

At December 31, 2005, the Company had cash in excess of federally insured limits of $1,185,506.

During the year ended December 31, 2005, revenues from one customer accounted for 11% of total revenues.

NOTE 12 -- SUBSEQUENT EVENTS

On March 7, 2006, the Company purchased 2,083,333 shares of common stock of Aprecia, LLC. The shares purchased represent 9.98% of the issued and outstanding common stock of Aprecia. Aprecia is a provider of applied artificial intelligence solutions for gaming and homeland security applications.

On March 17, 2006, the Company issued 50,000 shares of common stock valued at $12,000 ($0.24 per share) to two members of its Board for extraordinary services rendered.

ITEM 8.                 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 8A.  CONTROLS AND PROCEDURES. [ITEM 307, 308]

We evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2005, the end of the fiscal period covered by this Annual Report on Form 10-KSB. This evaluation was made under the supervision of our principal executive officer and principal financial officer, and in conjunction with our accounting personnel and legal consultant.

We reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the fiscal year covered by this report, as required by Securities Exchange Act Rule 13a-15, and concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in our reports filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management on a timely basis, including our principal executive officer and principal financial officer.

Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2005, our disclosure controls and procedures are reasonably effective. During the fiscal quarter ended December 31, 2005, there have been no changes in our internal control over financial reporting, that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control framework and processes were designed to provide reasonable assurance to management and our Board of Directors regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Our internal control over financial reporting includes those policies and procedures that:

• pertain to the maintenance of records, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

• provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and our Board of Directors; and

• provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our consolidated financial statements.

Because of its inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Further, because of changing conditions, effectiveness of internal control over financial reporting may vary over time. Thus, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate. Management is of the opinion, however, that our systems are reasonably effective and provide reasonable assurance with respect to financial statement preparation and presentation.

Our principal executive officer and principal accounting officer assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. In making this assessment, we have taken into account the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework in formulating our internal controls.
Management reviewed the results of its assessment with our Audit Committee and the Board of Directors of the Company.

Based upon its assessment, management believes that we maintained reasonable effective internal control over financial reporting as of December 31, 2005.

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

Directors and Executive Officers

Name	Age	Position
David A. Gestetner	33	President, Chief Executive Officer, Secretary and Chairman of the Board
Herbert A. Hardt	63	Director
James C. Savas	45	Director
Lawrence K. Wein	63	Director

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

Audit Committee. The audit committee, which was formed on August 18, 2000, is currently comprised of Messrs. Hardt and Savas. The chairman of the audit committee is Mr. Hardt. The audit committee met four times during the fiscal year ended December 31, 2005. The audit committee has the responsibility to:

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

Compensation Committee. The compensation committee, which was formed on August 18, 2000, is currently comprised of Messrs. Hardt and Wein. The compensation committee met once during the fiscal year ended December 31, 2005. In general, the compensation committee’s authority and oversight extends to total compensation, including base salaries, bonuses, stock options, and other forms of compensation. More specifically, the compensation committee has the responsibility to:

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

Board of Directors Meetings

Our board generally meets quarterly, and during the fiscal year ended December 31, 2005, our board held a total of four meetings. All of the incumbent directors attended at least 75% of the total number of meetings of the board held during the period for which they have been a director, and the total number of the meetings held by all committees of our board on which they served.

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

To our knowledge, based solely on review of the copies of such reports furnished to us and written representations, no other reports were required during the fiscal year ended December 31, 2005.

ITEM 10. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth summary information concerning the total remuneration paid or accrued by eRoomSystem Technologies, to or on behalf of our chief executive officer and our executive officers whose total annual salary exceeded $100,000 during the fiscal years ended December 31, 2005, 2004 and 2003. In accordance with the rules of the Commission, the compensation described in this table does not include perquisites and other personal benefits received by the executive officers named in the table below which does not exceed the lesser of $50,000 or 10% of the total salary and bonus reported for the executive officers.

	Annual Compensation			Long-Term Compensation	Other Compensation
Name and Principal Position	Year	Salary	Bonus	Securities Underlying Options/Sirs
David A. Gestetner, President, Chief Executive Officer, Secretary and Chairman of the Board	2005	$ 100,000	$50,000	0	$2,400
	2004	$ 100,000	$50,000	0	$2,400
	2003	$ 25,000	$0	0	$600

David A. Gestetner commenced serving in the capacities of President, Chief Executive Officer, Secretary and Chairman of the Board on October 1, 2003. Mr. Gestetner receives an annual salary of $100,000 and a monthly car allowance of $200. In addition, in conjunction with the investment of the Gestetner Group, LLC of $50,000 in convertible secured promissory notes on October 1, 2003, Gestetner Group, LLC was issued a warrant to purchase 4,000,000 shares of common stock, exercisable at $0.05 per share through October 1, 2008. In addition, the secured convertible promissory note held by the Gestetner Group, LLC was convertible into 1,000,000 shares of common stock at the rate of $0.05 per share. Mr. Gestetner serves as the managing member of the Gestetner Group, LLC. On September 1, 2005, the Gestetner Group, LLC converted all outstanding principal and accrued interest relating to the convertible secured promissory note set forth above into 1,153,644 shares of common stock at the conversion rate of $0.05 per share. In addition, on September 7, 2005, the Gestetner Group, LLC exercised its warrant to purchase 4,000,000 shares, at an exercise price of $0.05 per share, for a total exercise price of $200,000.

2000 Stock Option and Incentive Plan

The 2000 Stock Option and Incentive Plan, or the 2000 Plan, was adopted by our board on February 3, 2000 and approved by our stockholders on March 29, 2000. The 2000 Plan was amended by our stockholders on May 7, 2001 when the shares of common stock authorized under the 2000 Plan were increased from 2,000,000 shares to 2,400,000 shares, amended on July 29, 2002 by our stockholders effectively increasing the number of shares issuable hereunder to 2,700,000, and amended further on November 15, 2004 by our stockholders effectively increasing the number of shares issuable thereunder to 3,000,000. The 2000 Plan provides us with the vehicle to grant to employees, officers, directors and consultants stock options and bonuses in the form of stock and options. Under the 2000 Plan, we can grant awards for the purchase of up to 3,000,000 shares of common stock in the aggregate, including “incentive stock options” within the meaning of Section 422 of the United States Internal Revenue Code of 1986 and non-qualified stock options. As of March 17, 2006, we had options to purchase 2,501,946 shares of our common stock outstanding under the 2000 Plan.

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

Option/SAR Grants in Last Fiscal Year

The following table sets forth information regarding grants of stock options during the fiscal year ended December 31, 2005 made to our executive officers:

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

Employment Agreements

The employment agreement of Messr. Gestetner was issued on October 1, 2003. The term of the employment agreement is two (2) years, with successive one (1) year renewable options. The employment agreement was extended for a term of one (1) year on October 1, 2005.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table is a list of the beneficial ownership of common stock as of March 17, 2006 of (i) all persons who beneficially owned more than 5% of our outstanding common stock, (ii) all directors, (iii) all executive officers and (iv) all directors and executive officers as a group, according to record-ownership listings as of that date, according to the Forms 3, 4 and 5 and Schedules 13D and 13G, of which we have received copies, and according to verification as of March 17, 2006 which we have solicited and received from each director and executive officer. The beneficial ownership is calculated based on 24,278,902 shares of common stock outstanding as of March 17, 2006. Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities and, accordingly, includes shares issuable upon exercise of options that are exercisable or become exercisable within 60 days of March 17, 2006.

Unless otherwise indicated, the persons identified in this table have sole voting and sole investment power with regard to the shares beneficially owned with the following address, c/o eRoomSystem Technologies, Inc., 1072 Madison Ave., Lakewood, NJ 08701.

Executive Officer or Director	Amount and Nature of Beneficial Ownership		Percent of Class
David A. Gestetner	5,157,644	[1]	21.24%
James C. Savas	4,402,787	[2]	18.13%
Herbert A. Hardt	600,821	[3]	2.47%
Lawrence K. Wein	105,000	[4]	0.43%
Executive Officers and Directors, as a group (4 individuals)	10,266,252		42.27%

Stockholders with Beneficial Ownership of 5% or More
David A. Gestetner	5,157,644	[1]	21.24%
James C. Savas	4,402,787	[2]	18.13%
Ash Capital, LLC	4,265,274	[5]	17.57%
Herbert A. Hardt	600,821	[3]	2.47%

__________________
1 Reflects the direct ownership of 4,000 shares of common stock. In addition, also includes the beneficial ownership of (i) 1,153,644 shares of common stock issued to Gestetner Group, LLC on September 1, 2005 upon the conversion of a promissory note, at the rate of $0.05 per share, in the original principal amount of $50,000 plus accrued interest of $38,411, and (ii) 4,000,000 shares of common stock issued to Gestetner Group, LLC on September 7, 2005 relating to the exercise of a warrant at $0.05 per share.

2 Reflects the direct ownership of 48,321 shares of common stock and options to purchase 55,000 shares of common stock, the beneficial ownership of 19,231 shares of common stock and an option to purchase 14,961 shares of common stock held by Providence Management, LLC, an entity for which Mr. Savas is co-manager and 50% owner, and the beneficial ownership of the following securities held by Ash Capital, LLC, or Ash Capital, an entity which Providence Management, LLC serves as the manager and holds a 20% profits interest, (a) 4,066,186 shares of common stock (2,865,550 shares of which were issued on September 1, 2005 upon the conversion by Ash Capital of a promissory note, in the original principal amount of $347,500 plus accrued interest of $82,332, at the rate of $0.15 per share), (b) an option to purchase 145,313 shares of common stock, and (c) a warrant to purchase 53,775 shares of common stock. Mr. Savas disclaims any beneficial ownership of the shares of common stock and options to purchase shares of common stock beneficially owned as a result of his affiliation with Ash Capital.

3 Reflects the direct ownership of 420,821 shares of common stock and options to purchase 80,000 shares of common stock, and the beneficial ownership of options to purchase 100,000 shares of common stock held by Monness, Crespi & Hardt, an entity of which Mr. Hardt is a principal.

4Reflects the direct ownership of 55,000 shares of common stock and options to purchase 50,000 shares of common stock.

5 Reflects the direct ownership of 4,109,507 shares of common stock, an option to purchase 145,313 shares of common stock, and a warrant to purchase 53,775 shares of common stock. Ash Capital is controlled by Alan C. Ashton, a former member of our board of directors, audit and compensation committees.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Transactions Involving Gestetner Group, LLC

On October 1, 2003, we issued secured convertible promissory notes in the original principal amount of $250,000 (the “Notes”), collectively, to Gestetner Group, LLC, a New Jersey limited liability company, and several third parties, or the Noteholders. David A. Gestetner, our Chief Executive Officer and President, serves as the Managing Member of the Gestetner Group, LLC. The terms of the Notes provided for (i) interest to accrue at the rate of 8% per annum, (ii) a maturity date of the earlier of (a) October 1, 2008, (b) the date of approval of the Board of Directors regarding the merger of the Company with or into any third party or the sale of all or substantially all of our assets, or (c) the date of the closing of any financing (other than commercial credit facilities), the gross proceeds of which are at least $1,000,000, and (iii) the right of the Noteholders, at any time, to convert all outstanding principal and accrued and unpaid interest into shares of our common stock at the rate of $0.05 per share; provided, however, that we shall have the right to not permit the conversion if such conversion would result in the Noteholders holding, in the aggregate and on a fully-diluted basis, more than 49% of our outstanding common stock.

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

The shares of common stock underlying the secured convertible promissory notes, as well as the warrants to purchase shares of common stock, issued to the Noteholders include registration rights that provide, under certain circumstances, for the registration of such shares of common stock. We used the proceeds provided by the Noteholders for our business operations.

On September 1, 2005, the Noteholders converted the Notes, in the original principal amount of $250,000 plus accrued interest of $38,411, into 5,768,219 shares of common stock. The Notes were converted at $0.05 per share. In addition, on September 7, 2005, the Noteholders exercised warrants to purchase a total of 5,000,000 shares of common stock. The warrants were exercised at a price of $0.05 per share. The Company received $250,000 from the exercise of the warrants.

Transactions Involving Ash Capital, LLC

On November 8, 2002, the Company entered into a secured convertible promissory note (the “Ash Capital Note”) with Ash Capital for proceeds of up to $322,500. The Ash Capital Note was later increased to $347,500 upon the funding of an additional loan in the original principal amount of $25,000 on August 22, 2003. The note bears interest at 8%. The principal and interest were originally due on the earlier of (i) November 8, 2003, (ii) a default under the secured convertible promissory note, (iii) five days after the date of any breach by the Company of any agreement with Ash Capital or any affiliate of Ash Capital, unless the secured convertible promissory note has been converted. All past due amounts and accrued interest thereon shall bear interest at 18%.

On October 1, 2003, Ash Capital and the Company agreed to modify the terms of the secured convertible promissory note with the Company to (i) extend the maturity date to the earlier of November 8, 2007 or the maturity date of the convertible secured promissory notes of the Gestetner Group, LLC, and several third parties, and (ii) include as an additional event of default any default of the Company under the Notes to the Gestetner Group, LLC and several third parties.

In addition, the Company also issued Ash Capital a contingent warrant to purchase shares of common stock, exercisable at $0.13 per share through October 1, 2008. The terms of the warrant provided that on the dates exercised, Ash Capital, LLC may purchase seven percent of the aggregate number of shares of the Company’s common stock issued to and held on that date by any of the Note Holders from the October 1, 2003 funding in excess of 10,000,000 common shares. The shares of common stock underlying the Ash Capital warrant include registration rights that provide Ash Capital, under certain circumstances and in conjunction with Gestetner Group, LLC and several third parties, to register such underlying shares of common stock.

On October 1, 2003, Ash Capital and Gestetner Group, LLC entered into an Intercreditor and Collateral Agency Agreement that provides for the secured obligations of the Company to both parties to rank equally. Ash Capital is to serve on its own behalf and as the agent for Gestetner Group, LLC, based upon its written instruction, to foreclose upon, collect and dispose of all or any portion of the collateral set forth in Ash Capital’s secured convertible promissory note and the Gestetner Group and other unrelated parties Notes, should a default occur by the Company under the terms of such agreements. In addition, for the term of the Gestetner Group Notes, Ash Capital has agreed, subject to obtaining the prior written consent of Gestetner Group, LLC otherwise, to vote or to cause any of its affiliates or subsidiaries to vote all of its or their shares of common stock of the Company (i) for the election of any two nominees of the Gestetner Group and several unrelated Noteholders and (ii) against any increase in the size of the Board of Directors of the Company above four members.

On September 1, 2005, Ash Capital converted the Ash Capital Note, in the original principal amount of $347,500 plus accrued interest of $82,332, into 2,865,550 shares of common stock. The Ash Capital Note, which relates to loans of $322,500 and $25,000 made to the Company on November 8, 2002 and August 22, 2003, respectively, was converted at $0.15 per share.

On March 30, 2006, Ash Capital, LLC, an affiliate of the Company and managed by Providence Management, LLC, the managing member of which is James C. Savas, a director of the Company, relinquished 380,737 shares of common stock (the “Share Payment”) as full and final payment of an outstanding promissory note in the original principal amount of $65,000 issued in favor of the Company on December 31, 2001 (the “Ash Capital Note”). The Ash Capital Note was issued in conjunction with Ash Capital’s exercise of a stock option to purchase 250,000 shares at an exercise price of $0.26 per share. The Ash Capital Note had a term of four years and accrued simple interest at the rate of 5% per annum.

As of the date of the Share Payment, the Ash Capital Note had accrued interest in the amount of $13,812.50, for a total outstanding amount of $78,812.50 (“Ash Capital Note Balance”) as of March 30, 2006.

The Share Payment represents a price of $0.207 per share. The number of shares of common stock relinquished by Ash Capital was determined using the following formula: (a) shares of common stock equal to the greater of (i) the Ash Capital Note Balance divided by a ten (10) percent discount on the 30-day trailing average closing price of the Company’s common stock, or (ii) the Ash Capital Note Balance divided by the ten (10) percent discount on the closing price of the Company’s common stock on March 29, 2006.

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

On February 29, 2004, we entered into a global agreement, or Settlement and Release Agreement, with RSG Investments, LLC, or RSG. The Settlement and Release Agreement provided for the payment of $152,823 by the Company to RSG as a full and final cancellation of the Equipment Transfer Agreement and subsequent settlement agreement dated September 1999. As a result, the Company has commenced recognizing all revenue generated from the four revenue sharing lease agreements relating to the 1,717 eRoomServ refreshment centers and 1,304 eRoomSafes. We have liquidated RSi BRE into eRoomSystem Technologies, Inc.

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

On October 1, 2003, Gregory L. Hrncir entered into a Termination and Release Agreement that provides for the surrender by the Company of a promissory note, previously issued by Mr. Hrncir in the original principal amount of $58,500, in exchange for the surrender by Mr. Hrncir of 225,000 shares of common stock. In conjunction with the surrender of accrued compensation owed to Mr. Hrncir for the period April 1, 2003 to October 1, 2003, the Company issued Mr. Hrncir an option to purchase 225,000 shares of common stock at $0.26 per share pursuant to the 2000 Plan. Under the terms of the Termination and Release Agreement, Mr. Hrncir resigned as Chief Operating Officer, General Counsel and Secretary of the Company, as well as all officer and director positions held in the Company’s subsidiaries. In addition, on October 1, 2003, the Company entered into a consulting agreement with Mr. Hrncir that provides for the issuance of an option to purchase 100,000 shares of common stock, exercisable at $0.10 per share for a period of five years. Mr. Hrncir continues to serve as a consultant to the Company.

On October 2, 2003, Derek K. Ellis entered into a Termination and Release Agreement that provides for the surrender by the Company of a promissory note, previously issued by Mr. Ellis in the original principal amount of $19,500, in exchange for the surrender by Mr. Ellis of 75,000 shares of common stock. In conjunction with the surrender of past compensation by Mr. Ellis for the period April 1, 2003 to July 31, 2003, the Company issued Mr. Ellis an option to purchase 75,000 shares of common stock at $0.26 per share pursuant to the 2000 Plan. Previously, on July 31, 2003, Mr. Ellis had resigned as Chief Financial Officer and Treasurer of the Company. In addition, on October 2, 2003, the Company entered into a consulting agreement with Mr. Ellis that provides for the issuance of a five-year option to purchase up to 180,000 shares of common stock, which option vests upon the occurrence of certain events, at $0.10 per share and the payment of a monthly consulting fee of $10,000 for the first month and $3,120 for a minimum of five, and maximum of seven, subsequent months subject to the occurrence of certain events. Mr. Ellis no longer serves as a consultant to the Company.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits

See exhibits listed on the Exhibit Index following the signature page of this Annual Report on Form 10-KSB which is incorporated herein by reference.

(b)	Reports on Form 8-K

Current Report on Form 8-K, dated November 14, 2005 and filed with the Securities and Exchange Commission on November 15, 2005, reporting the Company’s financial results for the fiscal quarter ended September 30, 2005.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this item is as follows:

Hansen, Barnett & Maxwell, or HB&M, has served as our independent registered public accounting firm since 2000, and specifically for the fiscal years ended December 31, 2005 and 2004. HB&M was selected by our board of directors as our independent registered public accounting firm for the fiscal year ended December 31, 2005, and by our board of directors and a majority of our common stockholders for the fiscal year ended December 31, 2004.

Our board is responsible for pre-approving all audit and permissible non-audit services provided by HB&M, with certain limited exceptions. Our board of directors has concluded that the non-audit services provided by HB&M are compatible with maintaining auditor independence. In 2005, no fees were paid to HB&M pursuant to the “de minimus” exception to the pre-approval policy permitted under the Exchange Act.

For the fiscal years ended December 31, 2005 and 2004, the fees for services provided by HB&M were as follows:

	2005	2004
Audit fees (1)	$37,500	$35,285
Audit-related fees (2)	-	-
Tax fees (3)	-	-
All other fees	-	-
	$37,500	$35,285

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

eRoomSystem Technologies, Inc.

By:	/s/ David A. Gestetner
David A. Gestetner
Its:	President, Chief Executive Officer, Secretary and Chairman of the Board

Date:	March 31, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ David A. Gestetner	President, Chief Executive Officer, Secretary and Chairman of the Board	March 31, 2006
David A. Gestetner	(Principal Executive Officer and Principal Financial and Accounting Officer)
/s/ Herbert A. Hardt	Director	March 31, 2006
Herbert A. Hardt
/s/ James C. Savas	Director	March 31, 2006
James C. Savas
/s/ Lawrence K. Wein	Director	March 31, 2006

eROOMSYSTEM TECHNOLOGIES, INC.

CERTIFICATION PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, David A. Gestetner, Chief Executive Officer, President, Secretary and Chairman of eRoomSystem Technologies, Inc., and serving in the capacity of principal executive officer and principal financial and accounting officer, hereby certify that:

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

4.  I am responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a.  designed such disclosure controls and procedures, or caused such internal control over financial reporting to be designed under my supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during this period in which the annual report is being prepared;

b.  designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c. evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this annual report based on such evaluation (the "Evaluation Date"); and

d.  disclosed in this annual report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.  I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a.  all significant deficiencies in the design or operation of internal controls which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b.  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting; and

6.  I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ David A. Gestetner	President, Chief Executive Officer, Secretary and Chairman of the Board	March 31, 2006
David A. Gestetner	(Principal Executive Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Document Name	Page
1.01	Form of Underwriting Agreement relating to the registrant’s initial public offering that closed on August 9, 2000	(3)
2.01	Agreement and Plan of Reorganization by and between RoomSystems International Corporation and RoomSystems, Inc. dated December 31, 1999	(1)
2.02	Transfer Pricing Agreement by and between RoomSystems International Corporation and RoomSystems, Inc. dated December 31, 1999	(1)
3.01	Amendment and Restatement of Articles of Incorporation	(1)
3.02	Certificate of Correction dated May 30, 2000	(2)
3.03	Amended and Restated Certificate of Designation, Preferences, Rights and Limitation of Series A convertible preferred stock	(1)
3.04	Amended and Restated Certificate of Designation, Preferences, Rights and Limitation of Series B convertible preferred stock	(1)
3.05	Certificate of Designation, Preferences, Rights and Limitation of Series C convertible preferred stock	(1)
3.06	Amended and Restated Bylaws	(2)
3.07	Second Amendment and Restatement of Articles of Incorporation	(3)
3.08	Second Amended and Restated Bylaws	(3)
4.01	Form of Common Stock Certificate	(1)
4.02	Form of Certificate for Series A convertible preferred stock	(1)
4.03	Form of Certificate for Series B convertible preferred stock	(1)
4.04	Form of Certificate for Series C convertible preferred stock	(1)
10.01	Amended and Restated 2000 Stock Option and Incentive Plan	(2)
10.02	Lease Agreement by and between RoomSystems Finance Corporation and 3770 Howard Hughes Parkway Associates Limited Partnership dated October 8, 1997	(1)
10.02A	Exhibits to Lease Agreement by and between RoomSystems Finance Corporation and 3770 Howard Hughes Parkway Associates Limited Partnership dated October 8, 1997	(2)
10.03	Lease Agreement by and between RoomSystems, Inc. and Pam Joy Realty, Inc. dated October 10, 1997	(2)
10.04	Master Corporate Agreement by and between Innco Corporation and RoomSystems, Inc. dated April 6, 1998	(1)
10.04A	Exhibits to Master Corporate Agreement by and between Innco Corporation and RoomSystems, Inc. dated April 6, 1998	(2)
10.05	Indemnification Agreement by and between RoomSystems, Inc. and Alan C. Ashton dated August 17, 1999	(1)
10.06	Agreement of Understanding by and between RoomSystems, Inc. and Ash Capital, LLC, C&W/RSI Partners, LLC, SKM Investment, LLC and Thunder Mountain Investments, LC dated August 17, 1999	(1)
10.06A	Exhibits to Agreement of Understanding by and between RoomSystems, Inc. and Ash Capital, LLC, C&W/RSI Partners, LLC, SKM Investment, LLC and Thunder Mountain Investments, LC dated August 17, 1999	(2)

Exhibit Number	Document Name	Page
10.07	First Amendment to Agreement of Understanding by and between RoomSystems, Inc. and Ash Capital, LLC, C&W/RSI Partners, LLC, SKM Investment, LLC and Thunder Mountain Investments, LC dated September 30, 1999	(1)
10.08	Promissory Note Repurchase Agreement by and between Steven L. Sunyich and RoomSystems, Inc. dated September 1, 1999	(1)
10.09	Indemnification Agreement by and between RSi BRE, Inc. and Donnelly Prehn dated September 27, 1999	(1)
10.10	Equipment Transfer Agreement by and between RoomSystems, Inc., RoomSystems International Corporation, RSi BRE, Inc. and RSG Investments, LLC dated September 28, 1999	(1)
10.10A	Exhibits to Equipment Transfer Agreement by and between RoomSystems, Inc., RoomSystems International Corporation, RSi BRE, Inc. and RSG Investments, LLC dated September 28, 1999	(2)
10.11	Amendment to Equipment Transfer Agreement by and between RoomSystems, Inc., RoomSystems International Corporation, RSi BRE, Inc. and RSG Investments, LLC dated November 23, 1999	(1)
10.12	Conversion Agreement by and between Steven L. Sunyich and RoomSystems, Inc. dated December 30, 1999	(1)
10.13	Loan and Security Agreement by and between RoomSystem Technologies, Inc. and Ash Capital, LLC dated February 15, 2000	(1)
10.13A	Exhibits to Loan and Security Agreement by and between RoomSystem Technologies, Inc. and Ash Capital, LLC dated February 15, 2000	(2)
10.14	Letter Agreement by and between eRoomSystem Technologies, Inc. and Hall Communications, Inc. dated March 30, 2000	(1)
10.15	Form of Hotel Revenue-Sharing Lease Agreement	(2)
10.16	Form of Noncompetition and Nondisclosure Agreement (Sales)	(1)
10.17	Form of Consulting Agreement	(1)
10.18	Form of Sales Representation Agreement	(1)
10.19	Form of Executive Employment Agreement	(1)
10.20	Form of Offshore Loan Subscription Agreement dated as of April 13, 2000	(1)
10.21	Form of Secured Subordinated Promissory Note dated as of April 13, 2000	(1)
10.22	Form of Installation, Co-Maintenance and Software Licensing and Upgrade Agreement	(2)
10.23	+ Master Business Lease Financing Agreement by and among AMRESCO Leasing Corporation, eRoomSystem SPE, Inc., RoomSystems, Inc. and eRoomSystem Technologies, Inc. dated May 11, 2000	(4)
10.24	Indemnification Agreement by and between eRoomSystem Technologies, Inc. and John J. Prehn dated May 31, 2000	(2)
10.25	Amended and Restated Executive Employment Agreement of Steven L. Sunyich dated June 6, 2000	(2)
10.26	Second Amended and Restated Executive Employment Agreement of Steven L. Sunyich dated July 12, 2000	(3)
10.27	Amended and Restated Executive Employment Agreement of Derek K. Ellis dated July 12, 2000	(3)

Exhibit Number	Document Name	Page
10.28	Executive Employment Agreement of Stephen M. Nelson dated July 12, 2000	(4)
10.29	Amended and Restated Executive Employment Agreement of Gregory L. Hrncir dated July 12, 2000	(3)
10.30	Shareholders’ Agreement and Proxy by and among Ash Capital, LLC, RoomSystems, Inc. and certain stockholders of RoomSystems, Inc. dated August 17, 1999	(1)
10.31	Employment Agreement of David S. Harkness dated as of December 20, 2000	(6)
10.32	Employment Agreement of Stephen M. Nelson dated as of January 29, 2001	(7)
10.33	Employment Agreement of Derek K. Ellis dated as of January 29, 2001	(7)
10.34	Employment Agreement of Gregory L. Hrncir dated as of January 29, 2001	(7)
10.35	+ Amended and Restated Master Business Lease Financing Agreement by and among AMRESCO Leasing Corporation, eRoomSystem SPE, Inc., RoomSystems, Inc. and eRoomSystem Technologies, Inc. dated February 23, 2001	(7)
10.36	Employment Agreement of David S. Harkness dated as of December 31, 2001	(8)
10.37	Consulting Agreement by and between eRoomSystem Technologies, Inc. and Ash Capital, LLC dated as of December 31, 2001	(8)
10.38	Stock Purchase Agreement by and between eRoomSystem Technologies, Inc. and Ash Capital, LLC dated November 8, 2002	(9)
10.39	Secured Convertible Promissory Note issued in favor of Ash Capital, LLC dated November 8, 2002.	(9)
10.40	Note Purchase Agreement between eRoomSystem Technologies, Inc., Gestetner Group, LLC and Other Lenders dated October 1, 2003	(10)
10.41	Amendment Agreement between eRoomSystem Technologies, Inc., eRoomSystem Services, Inc., eRoomSystem SPE, Inc., RSi BRE, Inc., AMRESCO Commercial Finance, Inc., AMRESCO Leasing Corporation and Gestetner Group, LLC dated October 1, 2003	(10)
10.42	Agency Agreement between Gestetner Group, LLC and Other Lenders dated October 1, 2003	(10)
10.43	Warrant to Purchase Shares of Common Stock issued in favor of AMRESCO Commercial Finance, Inc. dated October 1, 2003	(10)
10.44	Warrant to Purchase Shares of Common Stock issued in favor of Ash Capital, LLC dated October 1, 2003	(10)
10.45	Intercreditor and Collateral Agency Agreement between Gestetner Group, LLC, Ash Capital, LLC and eRoomSystem Technologies, Inc. dated October 1, 2003	(10)
10.46	Investors Rights Agreement between eRoomSystem Technologies, Inc., Ash Capital, LLC, and certain security holders dated October 1, 2003	(10)
10.47	Termination and Release Agreement between eRoomSystem Technologies, Inc. and David S. Harkness dated October 1, 2003	(10)
10.48	Termination and Release Agreement between eRoomSystem Technologies, Inc. and Gregory L. Hrncir dated October 1, 2003	(10)
10.49	Consulting Agreement between eRoomSystem Technologies, Inc. and Gregory L. Hrncir dated October 1, 2003	(10)
10.50	Termination and Release Agreement between eRoomSystem Technologies, Inc. and Derek K. Ellis dated October 1, 2003	(10)

Exhibit Number	Document Name	Page
10.51	Consulting Agreement between eRoomSystem Technologies, Inc. and DM Family Limited Partnership dated October 1, 2003	(10)
10.52	Secured Convertible Promissory Note issued in favor of Adele Schwarty dated October 1, 2003	(10)
10.53	Secured Convertible Promissory Note issued in favor of David Heller dated October 1, 2003	(10)
10.54	Secured Convertible Promissory Note issued in favor of Evelyn Gestetner dated October 1, 2003	(10)
10.55	Secured Convertible Promissory Note issued in favor of Frieda Wolman dated October 1, 2003	(10)
10.56	Secured Convertible Promissory Note issued in favor of Gestetner Group, LLC dated October 1, 2003	(10)
10.57	Secured Convertible Promissory Note issued in favor of Hannah Sarah Frenkel dated October 1, 2003	(10)
10.58	Secured Convertible Promissory Note issued in favor of Helmsbridge Holdings Limited dated October 1, 2003	(10)
10.59	Secured Convertible Promissory Note issued in favor of Leah Weinstein dated October 1, 2003	(10)
10.60	Secured Convertible Promissory Note issued in favor of Liba Pappenheim dated October 1, 2003	(10)
10.61	Secured Convertible Promissory Note issued in favor of Maurice B. Brenig dated October 1, 2003	(10)
10.62	Secured Convertible Promissory Note issued in favor of Rose Kaminer dated October 1, 2003	(10)
10.63	Warrant to Purchase Shares of Common Stock issued in favor of Adele Schwarty dated October 1, 2003	(10)
10.64	Warrant to Purchase Shares of Common Stock issued in favor of David Heller dated October 1, 2003	(10)
10.65	Warrant to Purchase Shares of Common Stock issued in favor of Evelyn Gestetner dated October 1, 2003	(10)
10.66	Warrant to Purchase Shares of Common Stock issued in favor of Frieda Wolman dated October 1, 2003	(10)
10.67	Warrant to Purchase Shares of Common Stock issued in favor of Gestetner Group, LLC dated October 1, 2003	(10)
10.68	Warrant to Purchase Shares of Common Stock issued in favor of Hannah Sarah Frenkel dated October 1, 2003	(10)
10.69	Warrant to Purchase Shares of Common Stock issued in favor of Helmsbridge Holdings Limited dated October 1, 2003	(10)
10.70	Warrant to Purchase Shares of Common Stock issued in favor of Leah Weinstein dated October 1, 2003	(10)
10.71	Warrant to Purchase Shares of Common Stock issued in favor of Liba Pappenheim dated October 1, 2003	(10)
10.72	Warrant to Purchase Shares of Common Stock issued in favor of Maurice B. Brenig dated October 1, 2003	(10)
10.73	Warrant to Purchase Shares of Common Stock issued in favor of Rose Kaminer dated October 1, 2003	(10)

Exhibit Number	Document Name	Page
10.74	Secured Promissory Note issued in favor of eRoomSystem Technologies, Inc. by Identica Corporation dated May 23, 2005	(11)
10.75	Security Agreement by and between eRoomSystem Technologies, Inc. and Identica Corporation dated May 23, 2005.	(11)
10.76	Warrant issued in favor of eRoomSystem Technologies, Inc. by Identica Corporation dated May 23, 2005.	(11)
10.77	Asset Purchase Agreement between eRoomSystem Technologies, Inc. and Identica Corporation dated September 7, 2005	(12)
10.78	Professional Services Agreement between eRoomSystem Technologies, Inc. and Identica Corporation dated September 7, 2005	(12)
21.01	List of Subsidiaries	66
99.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)	67
(1)	Previously filed as an exhibit to the registrant’s Registration Statement on Form SB-2, as filed with the Commission on April 14, 2000.
(2)	Previously filed as an exhibit to the registrant’s Pre-Effective Amendment No. 1 to its Registration Statement on Form SB-2, as filed with the Commission on June 9, 2000.
(3)	Previously filed as an exhibit to the registrant's Pre-Effective Amendment No. 2 to its Registration Statement on Form SB-2, as filed with the Commission on July 14, 2000.
(4)	Previously filed as an exhibit to the registrant's Pre-Effective Amendment No. 3 to its Registration Statement on Form SB-2, as filed with the Commission on July 19, 2000.
(5)	Previously filed as an exhibit to the registrant’s Registration Statement on Form SB-2, as filed with the Commission on December 22, 2000.
(6)	Previously filed as an exhibit to the registrant’s Pre-Effective Amendment No. 1 to its Registration Statement on Form SB-2, as filed with the Commission on February 5, 2000.
(7)	Previously filed as an exhibit to the registrant’s Annual Report on Form 10-KSB, as filed with the Commission on April 2, 2001.
(8)	Previously filed as an exhibit to the registrant’s Annual Report on Form 10-KSB, as filed with the Commission on April 1, 2002.
(9)	Previously filed as an exhibit to the registrant’s Quarterly Report on Form 10-QSB, as filed with the Commission on November 14, 2002.
(10)	Previously filed as an exhibit to the registrant’s Annual Report on Form 10-KSB, as filed with the Commission on March 30, 2004.
(11)	Previously filed as an exhibit to the registrant’s Current Report on Form 8-K, as filed with the Commission on May 25, 2005.
(12)	Previously filed as an exhibit to the registrant’s Current Report on Form 8-K, as filed with the Commission on September 13, 2005.
+
Confidential treatment has been granted with respect to certain portions of this agreement, including the exhibits thereto, of which certain portions have been omitted and filed separately with the Commission.