Form 10QSB
period 2006-03-31
EROOMSYSTEM TECHNOLOGIES INC
filed 2006-05-15
CIK 1110361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	March 31, 2006

OR

☐	TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:	to

Commission file number:	000-31037

eRoomSystem Technologies, Inc.
(Exact name of small business issuer as
specified in its charter)

Nevada	87-0540713
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
YES NO

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
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

23,898,165 shares of common stock, $0.001 par value, as of May 15, 2006

Transitional Small Business Disclosure Format (check one):
YES NO

FORM 10-QSB

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
	2006	2005
ASSETS
CURRENT ASSETS
Cash	$1,394,374	$1,316,515
Accounts receivable, net of allowance for doubtful accounts of $47,017 and $49,294 at March 31, 2006 and December 31, 2005, respectively	266,426	263,392
Notes receivable	53,356	111,231
Prepaid expenses	10,098	11,519
Total Current Assets	1,724,254	1,702,657

REFRESHMENT CENTERS IN SERVICE, net of accumulated depreciation of $2,295,033 and $2,289,694 at March 31, 2006 and December 31, 2005, respectively	1,188,632	1,357,827
PROPERTY AND EQUIPMENT
Computer equipment	5,620	4,666
Less accumulated depreciation and amortization	(2,330)	(1,861)
Net Property and Equipment	3,290	2,805
INVESTMENT IN MARKETABLE SECURITIES	64,075	14,075
NOTE RECEIVABLE, net of unamortized discount of $2,364 and $2,853 at March 31, 2006 and
December 31, 2005, respectively	147,636	147,147
DEPOSITS	79,273	85,300
Total Assets	$3,207,160	$3,309,811

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Notes payable and current portion of long-term debt	$309,636	$301,696
Accounts payable	45,492	56,837
Accrued liabilities	48,227	109,778
Customer deposits	11,758	11,758
Deferred maintenance revenue	18,891	10,632
Total Current Liabilities	434,004	490,701
LONG-TERM DEBT, net of current portion	269,962	349,380
Total Liabilities	703,966	840,081

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none outstanding	-	-

Common stock, $0.001 par value; 50,000,000 shares authorized; 23,898,165 and 24,228,902 shares outstanding at March 31, 2006 and December 31, 2005, respectively	23,898	24,229
Additional paid-in capital	33,687,873	33,754,361
Warrants and options outstanding	420,659	416,071
Note receivable from shareholder	-	(78,000)
Accumulated deficit	(31,629,236)	(31,646,931)
Total Stockholder's Equity	2,503,194	2,469,730

Total Liabilities and Stockholders' Equity	$3,207,160	$3,309,811

See accompanying notes to unaudited condensed consolidated financial statements

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

For the Three Months Ended March 31,	2006	2005

REVENUE
Revenue-sharing arrangements	$274,278	$271,039
Maintenance fees	81,087	85,733
Product sales	53,425	2,607
Total Revenue	408,790	359,379
COST OF REVENUE
Revenue-sharing arrangements	111,573	128,666
Maintenance	13,932	14,285
Product sales	57,623	7
Total Cost of Revenue	183,128	142,958
GROSS MARGIN	225,662	216,421

OPERATING EXPENSES
Selling, general and administrative expense, including non-cash compensation of $16,588 and $(1,698), respectively	169,175	163,164
Research and development expense	-	1,576
Sales tax settlement	32,466	-
Interest expense	22,912	48,426
Interest and other income	(16,586)	(4,068)
Net Operating Expenses	207,967	209,098
Income from Operations	17,695	7,323
Net Income	$17,695	$7,323
Basic Earnings Per Common Share	$0.00	$0.00
Diluted Earnings Per Common Share	$0.00	$0.00

See accompanying notes to unaudited condensed consolidated financial statements

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Three Months Ended March 31,	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$17,695	$7,323
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	112,042	130,113
Loss on disposal of refreshment centers	7,820	-
Gain on sale of refreshment centers	(198)	-
Interest income from shareholder receivables	(819)	(819)
Interest income from other receivable	(1,210)	-
Accretion of debt discount	4,356	16,685
Non-cash compensation expense	16,588	(1,698)
Amortization of discount on note receivable	(489)	-
Changes in operating assets and liabilities:
Cash released from escrow	-	225,000
Accounts receivable	(3,034)	(37,762)
Prepaid expenses	1,421	(10,726)
Miscellaneous receivables	-	(6,334)
Accounts payable	(11,345)	(33,030)
Accrued liabilities	(61,551)	(55,659)
Customer deposits and deferred maintenance revenue	8,259	(6,192)

Net Cash Provided By Operating Activities	89,535	226,901

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(954)	(1,038)
Proceeds from sale of refreshment centers	50,000	-
Purchase of investment	(50,000)	-
Proceeds from note receivable	59,085	-
Change in long term deposits and restricted funds	6,027	20,000

Net Cash Provided by Investing Activities	64,158	18,962

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term debt	(75,834)	(72,207)

Net Cash Used in Financing Activities	(75,834)	(72,207)

Net Increase in Cash	77,859	173,656

Cash at Beginning of Period	1,316,515	646,386

Cash at End of Period	$1,394,374	$820,042

Supplemental Cash Flows Information
Cash paid for interest	$18,556	$19,955

Supplemental Disclosure of Noncash Investing and Financing Activities

Shares of common stock cancelled in settlement of notes receivable	$78,819	$-

Exercise of stock options	$-	$10,000

See accompanying notes to unaudited condensed consolidated financial statements

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Condensed Financial Statements - The accompanying unaudited condensed consolidated financial statements include the accounts of eRoomSystem Technologies, Inc. and its subsidiaries (the "Company"). These financial statements are condensed and, therefore, do not include all disclosures normally required by generally accepted accounting principles. These statements should be read in conjunction with the Company's audited financial statements for the fiscal year ended December 31, 2005 included in the Company's Annual Report on Form 10-KSB. In particular, the Company's organization, nature of operations and significant accounting principles were presented in Note 1 to the consolidated financial statements in that report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying unaudited condensed consolidated financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying unaudited condensed consolidated financial statements for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2006.

Principles of Consolidation - The accompanying unaudited condensed consolidated financial statements include the accounts of eRoomSystem Technologies, Inc. and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

Stock-Based Compensation - At March 31, 2006, the Company had one stock-based employee compensation plan. Prior to January 1, 2006, the Company accounted for the plan under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”) and related Interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). No stock-based compensation was recognized under the fair value recognition provisions for stock options in the statements of operations for the year ended December 31, 2005, as all grants under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123 (Revised 2004), Share-Based Payment, (“SFAS 123(R)”) using the modified prospective transition method. Accordingly, the Company will record expense for (i) the unvested portion of grants issued during 2005 and (ii) new grant issuances, both of which will be expensed over the requisite service (i.e., vesting) periods.

As a result of adopting SFAS 123(R), the Company’s results of operations for the three months ended March 31, 2006 included compensation expense of $4,138, representing $0.00 impact to both basic and diluted earnings per share.

SFAS 123R requires the Company presentation pro forma information for the comparative period prior to the adoption as if the Company had accounted for all stock options under the fair value method of the original SFAS 123. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation in the prior-year period:

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended March 31,	2005

Net income, as reported	$7,323

Add: Stock-based employee and consultant compensation expenses included in net income	(1,698)

Deduct: Total stock-based employee and consultant compensation expense determined under fair value based method for all awards	703

Pro forma net earnings	$6,328

Earnings per common share:
Basic as reported	$0.00
Basic pro forma	$0.00
Diluted as reported	$0.00
Diluted pro forma	$0.00

Net Earnings Per Common Share - Basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding. Unvested common shares are considered to be stock options for purposes of computing earnings per share. Diluted earnings per common share are computed by dividing net income by the weighted-average number of common shares and dilutive potential common share equivalents outstanding. Potential common share equivalents consist of shares issuable upon the exercise of stock options and warrants, and shares issuable upon the conversion of debt.

The following table is a reconciliation of the numerators and denominators used in the calculation of basic and diluted weighted-average common shares outstanding for the three months ended March 31, 2006 and 2005:

For the Three Months Ended March 31,	2006	2005
Basic net income	$17,695	$7,323
Interest expense from convertible debt	-	24,115
Diluted net income	$17,695	$31,438
Basic weighted-average common shares outstanding	24,229,777	10,468,466
Effect of dilutive securities
Stock options and warrants	382,331	4,622,479
Convertible debt	-	7,316,667
Diluted weighted-average common shares outstanding	24,612,108	22,407,612
Basic earnings per share	$0.00	$0.00
Diluted earnings per share	$0.00	$0.00

At March 31, 2006 and 2005, there were potential common stock equivalents from options, warrants and convertible debt of 3,145,290 and 4,003,367, respectively, which were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 - BUSINESS CONDITION

During the year ended December 31, 2005 and the three months ended March 31, 2006, the Company realized a net gain of $160,502 and $17,695, respectively. During the year ended December 31, 2005 and the three months ended March 31, 2006, the Company's operations provided $901,677 and $89,535 of cash, respectively. The Company had a cash balance of $1,394,374 as of March 31, 2006. Up until the year ended December 31, 2004, the Company suffered recurring losses. Although the Company realized net income in fiscal year 2005, it was primarily relating to non-recurring items consisting of a sale of assets and proceeds from insurance. This raises substantial doubt about the Company's ability to continue as a going concern. Realization of continued profitable operations is not assured. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.  Management would like to acquire an existing operating company to enable the Company to increase revenues and long-term viability, and is continuously performing due diligence on third party companies for this purpose. The Company has also been performing research regarding potential further investments in either privately-held or publicly traded emerging growth stage companies.

NOTE 3 - NET INVESTMENT IN SALES-TYPE LEASE

During June 2004, the Company entered into an agreement with a hotel property owner that amended a previous revenue sharing lease agreement that had previously been non-performing. Under the terms of that agreement, the Company recovered a receivable that had been written off in the previous year.

The new lease agreement terminates on December 31, 2008 at which time the hotel property owner takes ownership of the refreshment centers. The property is to make monthly payments of $7,200. The new lease agreement has been classified as a sales-type capital lease. Because the property has a history of non-performance and is still under the supervision of a bankruptcy court, the net investment in the capital lease has been fully allowed against. The following lists the components of the net investment in the sales-type lease as of March 31, 2006:

Total minimum lease payments to be received	$237,600

Less: Allowance for uncollectibles	(199,823)

Net minimum lease payments receivable	37,777

Less: Unearned income	(37,777)

Net investment in sales-type lease	$-

The Company recorded revenue sharing and maintenance fee revenue, relating to this property, in the amount of $21,600 for the three months ended March 31, 2006.

Minimum lease payments for the nine months ending December 31, 2006, and each of the two succeeding fiscal years through the end of the lease term are as follows: $64,800 in 2006; $86,400 in 2007; and $86,400 in 2008.

NOTE 4 - INVESTMENT IN APRECIA

On March 7, 2006, the Company purchased 2,083,333 shares of common stock of Aprecia, LLC for $50,000. The shares purchased represent 9.98% of the issued and outstanding common stock of Aprecia. Aprecia is a privately held provider of applied artificial intelligence solutions for gaming and homeland security applications.

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5 - STOCKHOLDERS' EQUITY

During the three months ended March 31, 2006, the Company issued a total of 50,000 shares of common stock to two members of its board of directors in recognition of extraordinary services rendered. These shares were valued at $12,000 ($0.24 per share).

During the three months ended March 31, 2006, the Company granted options to purchase 3,000 shares of common stock to a consultant for services rendered. These options, which vested immediately, have an exercise price of $0.17 per share and expire on January 19, 2011. These options were valued at $450 using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 4.31%; dividend yield of 0.0%; volatility of 135%; and expected life of 5 years.

During the three months ended March 31, 2006, the Company granted options to purchase 25,000 shares of common stock to a member of the board of directors for services rendered. These options, which vested immediately, have an exercise price of $0.17 per share and expire on January 17, 2016. In accordance with SFAS 123(R), the Company recognized compensation expense for these options in the amount of $4,138. The options were valued using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 4.34%; dividend yield of 0.0%; volatility of 135%; and expected life of 10 years.

On March 30, 2006, Ash Capital, an affiliate of the Company and managed by Providence Management, LLC, the managing member of which is James C. Savas, a director of the Company, relinquished 380,737 shares of common stock, or the Share Payment, as full and final payment of an outstanding promissory note in the original principal amount of $65,000 issued in favor of the Company on December 31, 2001, or the 2001 Ash Capital Note. The 2001 Ash Capital Note was issued in conjunction with Ash Capital’s exercise of a stock option to purchase 250,000 shares at an exercise price of $0.26 per share on December 31, 2001. The Ash Capital Note had a term of four years and accrued simple interest at the rate of 5% per annum. As of the date of the Share Payment, the Ash Capital Note had accrued interest in the amount of $13,813, for a total outstanding amount of $78,813, or the Ash Capital Note Balance, as of March 30, 2006.

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

Certain information included herein contains statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, such as statements relating to our anticipated revenues, gross margin and operating results, future performance and operations, plans for future expansion, capital spending, sources of liquidity and financing sources. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future, and accordingly, such results may differ from those expressed in any forward-looking statements made herein. These risks and uncertainties include, but are not limited to, those relating to our liquidity requirements, the continued growth of the lodging industry, the success of our product-development, marketing and sales activities, vigorous competition in the lodging industry, dependence on existing management, leverage and debt service (including sensitivity to fluctuations in interest rates), domestic or global economic conditions, the inherent uncertainty and costs of prolonged arbitration or litigation, and changes in federal or state tax laws or the administration of such laws. A complete discussion of these risks and uncertainties are contained in our Annual Report on Form 10-KSB, as filed with the Securities and Exchange Commission on March 31, 2006.

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

Our revenue-sharing program provides us with a seven-year revenue stream under each revenue-sharing agreement. Because many of our customers in the lodging industry traditionally have limited capacity to finance the purchase of our products, we designed our revenue-sharing program accordingly. Through our revenue-sharing plan, we have installed our products at little or no upfront cost to our customers and share in the recurring revenues generated from sales of goods and services related to our products. We retain the ownership of the eRoomServ refreshment centers and eRoomSafes throughout the term of the revenue-sharing agreements and the right to re-deploy any systems returned to us upon the expiration or earlier termination of the revenue-sharing agreements. We have failed to place any products, either on a revenue sharing or sale basis in the prior three fiscal years, and we have no present intention of placing new products in the future. We do, however, intend to continue to service and maintain our existing installed product base for the remaining life of the contracts relating thereto.

Our revenues over the past few years have been fairly stable as we have focused on service and maintenance of our existing installed products and have not installed new products at hotels. Over time, our revenues relating to our installed products will decline as existing revenue sharing agreements conclude. Given the foregoing, in 2005 we commenced our diversification strategy to invest in emerging growth companies. To date we have invested in Identica Holdings Corporation, a privately held distributor and integrator of next-generation biometric security solutions, including the TechSphere hand vascular pattern biometric technology, and Aprecia, LLC, a privately held provider of applied artificial intelligence solutions for gaming and homeland security applications. We continue to explore opportunities and perform due diligence on third parties with respect to additional potential investments. At this time, we have not reached a definitive agreement to make further investments. In addition, we may acquire an operating company in the future if the opportunity arises. Over time, we may realize revenues from the sale of securities purchased from Identica, Aprecia and other third party companies, if applicable. The timing and return on such investments, however, cannot be assured.

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

Research and development expenses consist of payroll and related costs for hardware and software engineers, quality assurance specialists, management personnel, and the costs of materials used by our consultants in the maintenance of our existing installed products. As we have elected not to install new products at hotels, our research and development expenses were zero in the three months ended March 31, 2006, and we do not expect this to change in the future periods.

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

Results of Operations

Comparison of Three Months Ended March 31, 2006 and 2005

Revenues

Revenue Sharing Arrangements — Our revenue from revenue sharing arrangements was $274,278 for the three months ended March 31, 2006, compared to $271,039 for the three months ended March 31, 2005, representing an increase of $3,239, or 1.2%. The increase in revenue sharing revenue was immaterial.

Maintenance Fee Revenues — Maintenance fee revenues were $81,087 for the three months ended March 31, 2006, compared to $85,733 for the three months ended March 31, 2005, representing a decrease of $4,646, or 5.4%. The decrease in maintenance fee revenue was not material.

Product Sales — Revenue from product sales was $53,425 for the three months ended March 31, 2006, compared to $2,607 for the three months ended March 31, 2005, representing an increase of $50,818, or 1,949.3%. The increase in product sales revenues primarily consisted of a sale of some refreshment centers to a hotel at the completion of its revenue share contract. We expect that future product sales revenue will be minimal.

Cost of Revenue

Cost of Revenue Sharing Revenue — Cost of revenue sharing revenue was $111,573 for the three months ended March 31, 2006, compared to $128,666 for the three months ended March 31, 2005 representing a decrease of $17,093 or 13.3%. The gross margin percentage on revenue sharing revenue was 59.3% for the three months ended March 31, 2006, compared to 52.5% for the three months ended March 31, 2005. The increase in gross margin relating to revenue sharing revenue is a function of lower depreciation expense due to the sale of some refreshment centers sold in the three months ended March 31, 2006.

Cost of Maintenance Fee Revenue — Our cost of maintenance fee revenue was $13,932 for the three months ended March 31, 2006, compared to $14,285 for the three months ended March 31, 2005, representing a decrease of $353, or 2.5%. The gross margin percentage on maintenance fee revenues was 82.8% for the three months ended March 31, 2006, compared to 83.3% for the three months ended March 31, 2005. The slight decrease in our cost of maintenance fee revenue was in-line with the slight decrease in our maintenance fee revenue and otherwise immaterial.

Cost of Product Sales Revenue — Our cost of product sales revenue for the three months ended March 31, 2006 was $57,623, compared to $7 for the three months ended March 31, 2005, an increase of $57,616, or 823,086%. The gross margin percentage on revenue from product sales revenue was (7.9%) for the three months ended March 31, 2006, compared to 99.7% for the three months ended March 31, 2005. The significant increase in cost of product sales revenue relates to the remaining basis of the refreshment centers sold in the three months ended March 31, 2006.

The changes and percent changes with respect to our revenues and our cost of revenue for the three months ended March 31, 2006 and 2005 are summarized as follows:

	For the Three Months Ended March 31,		Change	Percent Change
	2006	2005
REVENUE
Revenue-sharing arrangements	$274,278	$271,039	$3,239	1.2%
Maintenance fees	81,087	85,733	(4,646)	5.4%
Product sales	53,425	2,607	50,818	1,949.3%
Total Revenue	$408,790	$359,379	$49,411	13.7%

COST OF REVENUE
Revenue-sharing arrangements	$111,573	$128,666	$(17,093)	13.3%
Maintenance	13,932	14,285	(353)	2.5%
Product sales	57,623	7	57,616	823,086%
Total Cost of Revenue	$183,128	$142,958	$40,170	28.1%

GROSS MARGIN PERCENTAGE
Revenue-sharing arrangements	59.3%	52.5%
Maintenance	82.8%	83.3%
Product sales	(7.9%)	99.7%
Total Gross Margin Percentage	55.2%	60.2%

Although the preceding table summarizes the net changes and percent changes with respect to our revenues and our cost of revenue for the three months ended March 31, 2006 and 2005, the trends contained therein are limited and should not be viewed as a definitive indication of our future results.

Operating Expenses

Selling, General and Administrative — Selling, general and administrative expenses, including non-cash compensation expense, were $169,175 for the three months ended March 31, 2006, compared to $163,164 for the three months ended March 31, 2005, representing an increase of $6,011, or 3.7%. The increase in our selling, general and administrative expenses for the three months ended March 31, 2006 to the three months ended March 31, 2005 was immaterial.

Research and Development Expenses — Research and development expenses were zero for the three months ended March 31, 2006, compared to $1,576 for the three months ended March 31, 2005, representing a decrease of $1,576, or 100.0%. Research and development expenses represented zero percent of our total revenue for the three months ended March 31, 2006, compared to 0.4% of our total revenue for the three months ended March 31, 2005. We do not anticipate that research and development expenses will be incurred in future periods given that we do not intend to place new products in hotels.

Sales tax settlement - during the three months ended March 31, 2006, the Company paid $32,466 as final settlement of a sales tax audit - on previous years.

Interest expense was $22,912 for the three months ended March 31, 2006, compared to $48,426 for the three months ended March 31, 2005, a decrease of $25,514, or 52.7%. The decrease in interest expense related primarily to the early conversion of notes payable in third quarter of 2005.

Net Income Attributable to Common Stockholders

We realized net income of $17,695 for the three months ended March 31, 2006, compared to $7,323 during the three months ended March 31, 2005. The $10,372 increase in net income was not material. We may incur losses in the future as existing revenue sharing agreements with our hotel clients expire.

Liquidity and Capital Resources

At March 31, 2006, our principal sources of liquidity consisted of $1,394,374 of cash and working capital of $1,290,250, as compared to $1,316,515 of cash and working capital of $1,211,956 at December 31, 2005. In addition, our stockholders’ equity was $2,503,194 at March 31, 2006, compared to stockholders’ equity of $2,469,730 at December 31, 2005, an increase of $33,464. The increase in cash reflects the increase in working capital and stockholders’ equity.

Our accumulated deficit decreased from $31,646,931 at December 31, 2005 to $31,629,236 at March 31, 2006. The $17,695 decrease in accumulated deficit resulted directly from the net income realized for the three months ended March 31, 2006. Our accumulated deficit may increase in the future as existing revenue sharing agreements with our hotel clients expire.

Our operations provided net cash of $89,535 for the three months ended March 31, 2006, compared to $226,901 during the three months ended March 31, 2005. The $137,366 decrease in the net cash provided by our operating activities primarily resulted from the cash released from escrow in the amount of $225,000 during the three months ended March 31, 2005, a decrease in depreciation of $18,071, and a decrease in accretion of debt discount of $12,329, offset, in part, by an increase in net income of $10,372, a loss on disposal of refreshment centers in the amount of $7,820, an increase in non-cash compensation expense of $18,286 among other items.

Investing activities for the three months ended March 31, 2006 provided net cash of $64,158, compared to $18,962 of net cash provided for the three months ended March 31, 2005. The $45,196 increase in net cash provided consisted primarily of $59,085 received from Identica Corp. relating to a note receivable.

Financing activities used $75,834 during the three months ended March 31, 2006, compared to $72,207 during the three months ended March 31, 2005. The increase of $3,627 of net cash used in financing activities was not material.

We may require additional capital in the future to remain viable and to achieve our long-term business objectives. There can be no assurance that such financing will be made available, or if it is made available, on acceptable terms. If such future financing is procured in the form of equity, the shareholdings of the current stockholders of the Company will be diluted.

Contractual Cash Obligations and Commercial Commitments

The following table presents our contractual cash obligations and commercial commitments as of March 31, 2006. We have no other significant contractual obligations or commercial commitments either on or off balance sheet as of this date.

		Payments Due by Period
Contractual Cash
Obligations	Total	< 1 Year	1-3 Years	4-5 Years	> 5 Years
Long-term Debt	$722,410	$373,172	$349,238	$-	$-
Total	$722,410	$373,172	$349,238	$-	$-

Item 3.  Controls and Procedures

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2006, the end of the period covered by this Quarterly Report on Form 10-QSB. This evaluation was done with the participation of our chief executive officer and president, David A. Gestetner, as well as our accounting personnel and legal consultant. Mr. Gestetner serves as our principal executive officer and principal financial and accounting officer.

We reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the fiscal quarter covered by this report, as required by Securities Exchange Act Rule 13a-15, and concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in our reports filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management on a timely basis, including our principal executive officer and principal financial and accounting officer.

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

Further, management is aware that there is a lack of segregation of duties at the Company due to the small number of employees dealing with general administrative and financial matters. However, at this time management has decided that considering the employees involved and the control procedures in place, the risks associated with such lack of segregation are insignificant and the potential benefits of adding employees to clearly segregate duties do not justify the expenses associated with such increases. Management will periodically reevaluate this situation.

Conclusions

Based on this evaluation, our chief executive officer and president concluded that our disclosure controls and procedures are effective to ensure that the information we are required to disclose in reports that we file pursuant to the Exchange Act are recorded, processed, summarized, and reported in such reports within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting that occurred during the last fiscal quarter, i.e., the three months ended March 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 6. Exhibits and Reports on Form 8-K.

(a)  Exhibits.

31      Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32      Certification of President and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

(b)  Reports on Form 8-K.

Current Report on Form 8-K, dated March 31, 2006 and filed with the Securities and Exchange Commission on April 3, 2006, relating to the financial results of the Company for the fiscal year ended December 31, 2006.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

eRoomSystem Technologies, Inc. (Registrant)

Date: May 15, 2006	By:	/s/ David A. Gestetner
David A. Gestetner
	Its:	Chief Executive Officer and President