Form 10KSB/A
period 2004-12-31
EROOMSYSTEM TECHNOLOGIES INC
filed 2006-06-26
CIK 1110361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

(AMENDMENT NO. 2)

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

Due to the limited number of personnel that we have at the present time, we may fail to disclose in our periodic reports under the Securities Exchange Act information required to be disclosed in such reports, which may have an adverse effect on the price and liquidity of our common stock.

Although management has evaluated the design of our disclosure controls and procedures and has concluded that they provide reasonable assurance that information required to be disclosed in our reports filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended, is accumulated and communicated to on a timely basis, we have limited personnel to carry out those procedures. Such employees may become overwhelmed from time to time with other administrative duties, which would negatively affect their ability to execute our disclosure controls and procedures and, as a result, our period reports may not contain all of the information required to be contained therein. Such inadequate disclosure may cause negative perception by investors and result in a decrease in the price an/or liquidity of our stock.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 8A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this annual report, has concluded that our disclosure controls and procedures are effective at a reasonable assurance level based on his evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

Lack of Segregation of Duties

Management is aware that there is a lack of segregation of duties at the Company due to the small number of employees dealing with general administrative and financial matters. However, at this time management has decided that considering the abilities of the employees now involved and the control procedures in place, the risks associated with such lack of segregation are low and the potential benefits of adding employees to clearly segregate duties do not justify the substantial expenses associated with such increases. Management will periodically reevaluate this situation.

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

eRoomSystem Technologies, Inc.

By:	/s/ David A. Gestetner
David A. Gestetner
Its:	President, Chief Executive Officer, Secretary and Chairman of the Board

Date:	June 22, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ David A. Gestetner	President, Chief Executive Officer, Secretary and Chairman of the Board	June 22, 2006
David A. Gestetner	(Principal Executive Officer and Principal Financial and Accounting Officer)
/s/ Herbert A. Hardt	Director	June 22, 2006
Herbert A. Hardt
/s/ James C. Savas	Director	June 22, 2006
James C. Savas
/s/ Lawrence K. Wein	Director	June 22, 2006

EXHIBIT INDEX
Exhibit Number	Document Name	Page
1.01	Form of Underwriting Agreement relating to the registrant’s initial public offering that closed on August 9, 2000	(3)
2.01	Agreement and Plan of Reorganization by and between RoomSystems International Corporation and RoomSystems, Inc. dated December 31, 1999	(1)
2.02	Transfer Pricing Agreement by and between RoomSystems International Corporation and RoomSystems, Inc. dated December 31, 1999	(1)
3.01	Amendment and Restatement of Articles of Incorporation	(1)
3.02	Certificate of Correction dated May 30, 2000	(2)
3.03	Amended and Restated Certificate of Designation, Preferences, Rights and Limitation of Series A convertible preferred stock	(1)
3.04	Amended and Restated Certificate of Designation, Preferences, Rights and Limitation of Series B convertible preferred stock	(1)
3.05	Certificate of Designation, Preferences, Rights and Limitation of Series C convertible preferred stock	(1)
3.06	Amended and Restated Bylaws	(2)
3.07	Second Amendment and Restatement of Articles of Incorporation	(3)
3.08	Second Amended and Restated Bylaws	(3)
4.01	Form of Common Stock Certificate	(1)
4.02	Form of Certificate for Series A convertible preferred stock	(1)
4.03	Form of Certificate for Series B convertible preferred stock	(1)
4.04	Form of Certificate for Series C convertible preferred stock	(1)
10.01	Amended and Restated 2000 Stock Option and Incentive Plan	(2)
10.02	Lease Agreement by and between RoomSystems Finance Corporation and 3770 Howard Hughes Parkway Associates Limited Partnership dated October 8, 1997	(1)
10.02A	Exhibits to Lease Agreement by and between RoomSystems Finance Corporation and 3770 Howard Hughes Parkway Associates Limited Partnership dated October 8, 1997	(2)
10.03	Lease Agreement by and between RoomSystems, Inc. and Pam Joy Realty, Inc. dated October 10, 1997	(2)
10.04	Master Corporate Agreement by and between Innco Corporation and RoomSystems, Inc. dated April 6, 1998	(1)
10.04A	Exhibits to Master Corporate Agreement by and between Innco Corporation and RoomSystems, Inc. dated April 6, 1998	(2)
10.05	Indemnification Agreement by and between RoomSystems, Inc. and Alan C. Ashton dated August 17, 1999	(1)
10.06	Agreement of Understanding by and between RoomSystems, Inc. and Ash Capital, LLC, C&W/RSI Partners, LLC, SKM Investment, LLC and Thunder Mountain Investments, LC dated August 17, 1999	(1)
10.06A	Exhibits to Agreement of Understanding by and between RoomSystems, Inc. and Ash Capital, LLC, C&W/RSI Partners, LLC, SKM Investment, LLC and Thunder Mountain Investments, LC dated August 17, 1999	(2)

Exhibit Number	Document Name	Page
10.07	First Amendment to Agreement of Understanding by and between RoomSystems, Inc. and Ash Capital, LLC, C&W/RSI Partners, LLC, SKM Investment, LLC and Thunder Mountain Investments, LC dated September 30, 1999	(1)
10.08	Promissory Note Repurchase Agreement by and between Steven L. Sunyich and RoomSystems, Inc. dated September 1, 1999	(1)
10.09	Indemnification Agreement by and between RSi BRE, Inc. and Donnelly Prehn dated September 27, 1999	(1)
10.10	Equipment Transfer Agreement by and between RoomSystems, Inc., RoomSystems International Corporation, RSi BRE, Inc. and RSG Investments, LLC dated September 28, 1999	(1)
10.10A	Exhibits to Equipment Transfer Agreement by and between RoomSystems, Inc., RoomSystems International Corporation, RSi BRE, Inc. and RSG Investments, LLC dated September 28, 1999	(2)
10.11	Amendment to Equipment Transfer Agreement by and between RoomSystems, Inc., RoomSystems International Corporation, RSi BRE, Inc. and RSG Investments, LLC dated November 23, 1999	(1)
10.12	Conversion Agreement by and between Steven L. Sunyich and RoomSystems, Inc. dated December 30, 1999	(1)
10.13	Loan and Security Agreement by and between RoomSystem Technologies, Inc. and Ash Capital, LLC dated February 15, 2000	(1)
10.13A	Exhibits to Loan and Security Agreement by and between RoomSystem Technologies, Inc. and Ash Capital, LLC dated February 15, 2000	(2)
10.14	Letter Agreement by and between eRoomSystem Technologies, Inc. and Hall Communications, Inc. dated March 30, 2000	(1)
10.15	Form of Hotel Revenue-Sharing Lease Agreement	(2)
10.16	Form of Noncompetition and Nondisclosure Agreement (Sales)	(1)
10.17	Form of Consulting Agreement	(1)
10.18	Form of Sales Representation Agreement	(1)
10.19	Form of Executive Employment Agreement	(1)
10.20	Form of Offshore Loan Subscription Agreement dated as of April 13, 2000	(1)
10.21	Form of Secured Subordinated Promissory Note dated as of April 13, 2000	(1)
10.22	Form of Installation, Co-Maintenance and Software Licensing and Upgrade Agreement	(2)
10.23	+ Master Business Lease Financing Agreement by and among AMRESCO Leasing Corporation, eRoomSystem SPE, Inc., RoomSystems, Inc. and eRoomSystem Technologies, Inc. dated May 11, 2000	(4)
10.24	Indemnification Agreement by and between eRoomSystem Technologies, Inc. and John J. Prehn dated May 31, 2000	(2)
10.25	Amended and Restated Executive Employment Agreement of Steven L. Sunyich dated June 6, 2000	(2)
10.26	Second Amended and Restated Executive Employment Agreement of Steven L. Sunyich dated July 12, 2000	(3)
10.27	Amended and Restated Executive Employment Agreement of Derek K. Ellis dated July 12, 2000	(3)

Exhibit Number	Document Name	Page
10.28	Executive Employment Agreement of Stephen M. Nelson dated July 12, 2000	(4)
10.29	Amended and Restated Executive Employment Agreement of Gregory L. Hrncir dated July 12, 2000	(3)
10.30	Shareholders’ Agreement and Proxy by and among Ash Capital, LLC, RoomSystems, Inc. and certain stockholders of RoomSystems, Inc. dated August 17, 1999	(1)
10.31	Employment Agreement of David S. Harkness dated as of December 20, 2000	(6)
10.32	Employment Agreement of Stephen M. Nelson dated as of January 29, 2001	(7)
10.33	Employment Agreement of Derek K. Ellis dated as of January 29, 2001	(7)
10.34	Employment Agreement of Gregory L. Hrncir dated as of January 29, 2001	(7)
10.35	+ Amended and Restated Master Business Lease Financing Agreement by and among AMRESCO Leasing Corporation, eRoomSystem SPE, Inc., RoomSystems, Inc. and eRoomSystem Technologies, Inc. dated February 23, 2001	(7)
10.36	Employment Agreement of David S. Harkness dated as of December 31, 2001	(8)
10.37	Consulting Agreement by and between eRoomSystem Technologies, Inc. and Ash Capital, LLC dated as of December 31, 2001	(8)
10.38	Stock Purchase Agreement by and between eRoomSystem Technologies, Inc. and Ash Capital, LLC dated November 8, 2002	(9)
10.39	Secured Convertible Promissory Note issued in favor of Ash Capital, LLC dated November 8, 2002.	(9)
10.40	Note Purchase Agreement between eRoomSystem Technologies, Inc., Gestetner Group, LLC and Other Lenders dated October 1, 2003	(10)
10.41	Amendment Agreement between eRoomSystem Technologies, Inc., eRoomSystem Services, Inc., eRoomSystem SPE, Inc., RSi BRE, Inc., AMRESCO Commercial Finance, Inc., AMRESCO Leasing Corporation and Gestetner Group, LLC dated October 1, 2003	(10)
10.42	Agency Agreement between Gestetner Group, LLC and Other Lenders dated October 1, 2003	(10)
10.43	Warrant to Purchase Shares of Common Stock issued in favor of AMRESCO Commercial Finance, Inc. dated October 1, 2003	(10)
10.44	Warrant to Purchase Shares of Common Stock issued in favor of Ash Capital, LLC dated October 1, 2003	(10)
10.45	Intercreditor and Collateral Agency Agreement between Gestetner Group, LLC, Ash Capital, LLC and eRoomSystem Technologies, Inc. dated October 1, 2003	(10)
10.46	Investors Rights Agreement between eRoomSystem Technologies, Inc., Ash Capital, LLC, and certain security holders dated October 1, 2003	(10)
10.47	Termination and Release Agreement between eRoomSystem Technologies, Inc. and David S. Harkness dated October 1, 2003	(10)
10.48	Termination and Release Agreement between eRoomSystem Technologies, Inc. and Gregory L. Hrncir dated October 1, 2003	(10)
10.49	Consulting Agreement between eRoomSystem Technologies, Inc. and Gregory L. Hrncir dated October 1, 2003	(10)
10.50	Termination and Release Agreement between eRoomSystem Technologies, Inc. and Derek K. Ellis dated October 1, 2003	(10)

Exhibit Number	Document Name	Page
10.51	Consulting Agreement between eRoomSystem Technologies, Inc. and DM Family Limited Partnership dated October 1, 2003	(10)
10.52	Secured Convertible Promissory Note issued in favor of Adele Schwarty dated October 1, 2003	(10)
10.53	Secured Convertible Promissory Note issued in favor of David Heller dated October 1, 2003	(10)
10.54	Secured Convertible Promissory Note issued in favor of Evelyn Gestetner dated October 1, 2003	(10)
10.55	Secured Convertible Promissory Note issued in favor of Frieda Wolman dated October 1, 2003	(10)
10.56	Secured Convertible Promissory Note issued in favor of Gestetner Group, LLC dated October 1, 2003	(10)
10.57	Secured Convertible Promissory Note issued in favor of Hannah Sarah Frenkel dated October 1, 2003	(10)
10.58	Secured Convertible Promissory Note issued in favor of Helmsbridge Holdings Limited dated October 1, 2003	(10)
10.59	Secured Convertible Promissory Note issued in favor of Leah Weinstein dated October 1, 2003	(10)
10.60	Secured Convertible Promissory Note issued in favor of Liba Pappenheim dated October 1, 2003	(10)
10.61	Secured Convertible Promissory Note issued in favor of Maurice B. Brenig dated October 1, 2003	(10)
10.62	Secured Convertible Promissory Note issued in favor of Rose Kaminer dated October 1, 2003	(10)
10.63	Warrant to Purchase Shares of Common Stock issued in favor of Adele Schwarty dated October 1, 2003	(10)
10.64	Warrant to Purchase Shares of Common Stock issued in favor of David Heller dated October 1, 2003	(10)
10.65	Warrant to Purchase Shares of Common Stock issued in favor of Evelyn Gestetner dated October 1, 2003	(10)
10.66	Warrant to Purchase Shares of Common Stock issued in favor of Frieda Wolman dated October 1, 2003	(10)
10.67	Warrant to Purchase Shares of Common Stock issued in favor of Gestetner Group, LLC dated October 1, 2003	(10)
10.68	Warrant to Purchase Shares of Common Stock issued in favor of Hannah Sarah Frenkel dated October 1, 2003	(10)
10.69	Warrant to Purchase Shares of Common Stock issued in favor of Helmsbridge Holdings Limited dated October 1, 2003	(10)
10.70	Warrant to Purchase Shares of Common Stock issued in favor of Leah Weinstein dated October 1, 2003	(10)
10.71	Warrant to Purchase Shares of Common Stock issued in favor of Liba Pappenheim dated October 1, 2003	(10)

Exhibit Number	Document Name	Page
10.72	Warrant to Purchase Shares of Common Stock issued in favor of Maurice B. Brenig dated October 1, 2003	(10)
10.73	Warrant to Purchase Shares of Common Stock issued in favor of Rose Kaminer dated October 1, 2003	(10)
16.01	Letter regarding Change in Certifying Accountant	(1)
21.01	List of Subsidiaries	63
31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)	64
32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)	65
(1)	Previously filed as an exhibit to the registrant’s Registration Statement on Form SB-2, as filed with the Commission on April 14, 2000.
(2)	Previously filed as an exhibit to the registrant’s Pre-Effective Amendment No. 1 to its Registration Statement on Form SB-2, as filed with the Commission on June 9, 2000.
(3)	Previously filed as an exhibit to the registrant's Pre-Effective Amendment No. 2 to its Registration Statement on Form SB-2, as filed with the Commission on July 14, 2000.
(4)	Previously filed as an exhibit to the registrant's Pre-Effective Amendment No. 3 to its Registration Statement on Form SB-2, as filed with the Commission on July 19, 2000.
(5)	Previously filed as an exhibit to the registrant’s Registration Statement on Form SB-2, as filed with the Commission on December 22, 2000.
(6)	Previously filed as an exhibit to the registrant’s Pre-Effective Amendment No. 1 to its Registration Statement on Form SB-2, as filed with the Commission on February 5, 2000.
(7)	Previously filed as an exhibit to the registrant’s Annual Report on Form 10-KSB, as filed with the Commission on April 2, 2001.
(8)	Previously filed as an exhibit to the registrant’s Annual Report on Form 10-KSB, as filed with the Commission on April 1, 2002.
(9)	Previously filed as an exhibit to the registrant’s Quarterly Report on Form 10-QSB, as filed with the Commission on November 14, 2002.
(10)	Previously filed as an exhibit to the registrant’s Annual Report on Form 10-KSB, as filed with the Commission on March 30, 2004.
+

Confidential treatment has been granted with respect to certain portions of this agreement, including the exhibits thereto, of which certain portions have been omitted and filed separately with the Commission.