Form 10QSB/A
period 2005-09-30
EROOMSYSTEM TECHNOLOGIES INC
filed 2006-06-26
CIK 1110361

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB/A
                                (Amendment No. 1)


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

  24,221,202 shares of common stock, $0.001 par value, as of November 14, 2005
--------------------------------------------------------------------------------

Transitional Small Business Disclosure Format (check one): YES |_| NO |X|

                                  FORM 10-QSB/A


                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----


PART I - FINANCIAL INFORMATION.................................................1
   ITEM 1.  FINANCIAL STATEMENTS...............................................2
            Condensed Consolidated Balance Sheets (Unaudited)..................2
            Condensed Consolidated Statements of Operations (Unaudited)........3
            Condensed Consolidated Statements of Cash Flows (Unaudited)........4
            Notes to Condensed Consolidated Financial Statements (Unaudited)...5
   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS........................................11
   ITEM 3.  CONTROLS AND PROCEDURES...........................................20


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


Date: June 22, 2005                 By:  /s/ David A. Gestetner
                                         ---------------------------------------
                                         David A. Gestetner
                                    Its: Chief Executive Officer and President