Form 10QSB/A
period 2005-03-31
EROOMSYSTEM TECHNOLOGIES INC
filed 2006-08-04
CIK 1110361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
(AMENDMENT NO. 3)
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

Evaluation of Disclosure Controls

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this quarterly report, has concluded that our disclosure controls and procedures are not effective at a reasonable assurance level based on his evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

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

eRoomSystem Technologies, Inc.
(Registrant)

Date:	August 3, 2006	By:	/s/ David A. Gestetner
David A. Gestetner
		Its:	Chief Executive Officer and President