Form 10QSB/A
period 2005-09-30
EROOMSYSTEM TECHNOLOGIES INC
filed 2006-08-04
CIK 1110361

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

  24,221,202 shares of common stock, $0.001 par value, as of November 14, 2005
--------------------------------------------------------------------------------

Transitional Small Business Disclosure Format (check one): YES |_| NO |X|

                                  FORM 10-QSB/A


                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----


PART I - FINANCIAL INFORMATION.................................................1
   ITEM 1.  FINANCIAL STATEMENTS...............................................2
            Condensed Consolidated Balance Sheets (Unaudited)..................2
            Condensed Consolidated Statements of Operations (Unaudited)........3
            Condensed Consolidated Statements of Cash Flows (Unaudited)........4
            Notes to Condensed Consolidated Financial Statements (Unaudited)...5
   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS........................................10
   ITEM 3.  CONTROLS AND PROCEDURES...........................................19

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

      The deficiencies in our disclosure controls and procedures specifically resulted from not having sufficient resources allocated to disclosure functions, insufficient training of personnel regarding disclosure matters, and the absence of multiple parties confirming the Company's disclosures against the Commission's rules and regulations.


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


Date: August 3, 2005                By:  /s/ David A. Gestetner
                                         ---------------------------------------
                                         David A. Gestetner
                                    Its: Chief Executive Officer and President