Form 10QSB
period 2006-06-30
EROOMSYSTEM TECHNOLOGIES INC
filed 2006-08-11
CIK 1110361

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

 (Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

|_|   For the quarterly period ended: June 30, 2006
                                      --------------
                                       OR

|_| TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For   the transition period from:|_| to |_|

      Commission file number: 000-31037
                              ---------

                         eRoomSystem Technologies, Inc.
--------------------------------------------------------------------------------
                     (Exact name of small business issuer as
                            specified in its charter)

               Nevada                                    87-0540713
---------------------------------------           -------------------------
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

   23,898,165 shares of common stock, $0.001 par value, as of August 14, 2006
--------------------------------------------------------------------------------
Transitional Small Business Disclosure Format (check one):  YES |_|  NO |X|

                                   FORM 10-QSB

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

PART I - FINANCIAL INFORMATION.................................................1

      ITEM 1. FINANCIAL STATEMENTS.............................................1

            Condensed Consolidated Balance Sheets (Unaudited)..................1

            Condensed Consolidated Statements of Operations (Unaudited)........2

            Condensed Consolidated Statements of Cash Flows (Unaudited)........3

            Notes to Condensed Consolidated Financial Statements
            (Unaudited)........................................................4

      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
      CONDITION AND RESULTS OF OPERATIONS......................................8

      ITEM 3. CONTROLS AND PROCEDURES.........................................18

PART II - OTHER INFORMATION...................................................19

      ITEM 1. LEGAL PROCEEDINGS...............................................19

      ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.......................19

      ITEM 3. DEFAULTS UPON SENIOR SECURITIES.................................19

      ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............19

      ITEM 5. OTHER INFORMATION...............................................19

      ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K................................19

SIGNATURE.....................................................................20


                                           eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
                                          CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                                             June 30       December 31,
                                                                                               2006           2005
                                                                                           ------------    ------------
                                                               ASSETS

CURRENT ASSETS
      Cash .............................................................................   $  1,524,467    $  1,316,515
      Accounts receivable, net of allowance for doubtful accounts of $46,097 and
         $49,294 at June 30, 2006 and December 31, 2005, respectively ..................        274,555         263,392
      Notes receivable .................................................................         40,109         111,231
      Prepaid expenses .................................................................         10,576          11,519
                                                                                           ------------    ------------
            Total Current Assets .......................................................      1,849,707       1,702,657
                                                                                           ------------    ------------
REFRESHMENT CENTERS IN SERVICE, net of accumulated depreciation of
      $2,404,276 and $2,289,694 at June 30, 2006 and December 31, 2005, respectively ...      1,077,058       1,357,827
                                                                                           ------------    ------------
PROPERTY AND EQUIPMENT
      Computer equipment ...............................................................          6,615           4,666
      Less accumulated depreciation and amortization ...................................         (2,812)         (1,861)
                                                                                           ------------    ------------
            Net Property and Equipment .................................................          3,803           2,805
                                                                                           ------------    ------------
INVESTMENT IN MARKETABLE SECURITIES ....................................................         64,075          14,075
NOTE RECEIVABLE, net of unamortized discount of $1,874 and $2,853 at June 30, 2006 and
      December 31, 2005, respectively ..................................................        148,125         147,147
DEPOSITS ...............................................................................         83,070          85,300
                                                                                           ------------    ------------
Total Assets ...........................................................................   $  3,225,838    $  3,309,811
                                                                                           ============    ============

                                                LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
      Notes payable and current portion of long-term debt ..............................   $    288,197    $    301,696
      Accounts payable .................................................................         52,370          56,837
      Accrued liabilities ..............................................................         52,047         109,778
      Customer deposits ................................................................         11,758          11,758
      Deferred maintenance revenue .....................................................         19,699          10,632
                                                                                           ------------    ------------
            Total Current Liabilities ..................................................        424,071         490,701

LONG-TERM DEBT, net of current portion .................................................        215,933         349,380
                                                                                           ------------    ------------
Total Liabilities ......................................................................        640,004         840,081
                                                                                           ------------    ------------
COMMITMENTS AND CONTINGENCIES                                                                        --              --

STOCKHOLDERS' EQUITY
      Preferred stock, $0.001 par value; 5,000,000 shares authorized; none outstanding .             --              --
      Common stock, $0.001 par value; 50,000,000 shares authorized;  23,898,165 and
      24,228,902 shares outstanding at June 30, 2006 and December 31, 2005, respectively         23,898          24,229
      Additional paid-in capital .......................................................     33,687,873      33,754,361
      Warrants and options outstanding .................................................        436,222         416,071
      Note receivable from shareholder .................................................             --         (78,000)
      Accumulated deficit ..............................................................    (31,562,159)    (31,646,931)
                                                                                           ------------    ------------
            Total Stockholders' Equity .................................................      2,585,834       2,469,730
                                                                                           ------------    ------------

Total Liabilities and Stockholders' Equity .............................................   $  3,225,838    $  3,309,811
                                                                                           ============    ============

                           See accompanying notes to unaudited condensed consolidated financial statements


                                           eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
                                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                          For the Three Months       For the Six Months
                                                                              Ended June 30,            Ended June 30,
                                                                            2006         2005         2006         2005
------------------------------------------------------------------------------------------------------------------------------------
REVENUE
    Revenue-sharing arrangements .....................................   $ 240,873    $ 306,407    $ 515,151    $ 577,446
    Maintenance fees .................................................      66,080       81,756      147,167      167,489
    Product sales ....................................................       1,469        2,336       54,894        4,943
                                                                         ------------------------------------------------

       Total Revenue .................................................     308,422      390,499      717,212      749,878
                                                                         ------------------------------------------------

COST OF REVENUE
    Revenue-sharing arrangements .....................................     111,574      128,667      223,147      257,333
    Maintenance ......................................................      16,266       17,533       30,198       31,818
    Product sales ....................................................          --        1,254       57,623        1,261
                                                                         ------------------------------------------------

       Total Cost of Revenue .........................................     127,840      147,454      310,968      290,412
                                                                         ------------------------------------------------

GROSS MARGIN .........................................................     180,582      243,045      406,244      459,466
                                                                         ------------------------------------------------

OPERATING EXPENSES
    Selling, general and administrative expense, including non-cash
    compensation of $15,563, $11,034, $32,151 and $9,336, respectively     112,726      135,392      281,901      298,556
    Research and development expense .................................          --          383           --        1,959
    Sales tax settlement .............................................          --           --       32,466           --
    Interest expense .................................................      18,922       47,289       41,834       95,715
    Interest and other income ........................................     (18,143)      (9,931)     (34,729)     (13,999)
                                                                         ------------------------------------------------

       Net Operating Expenses ........................................     113,505      173,133      321,472      382,231
                                                                         ------------------------------------------------

Income from Operations ...............................................      67,077       69,912       84,772       77,235
                                                                         ------------------------------------------------

Net Income ...........................................................   $  67,077    $  69,912    $  84,772    $  77,235
                                                                         ================================================

Basic Earnings Per Common Share ......................................   $    0.00    $    0.01    $    0.00    $    0.01
                                                                         ================================================
Diluted Earnings Per Common Share ....................................   $    0.00    $    0.00    $    0.00    $    0.01
                                                                         ================================================

                  See accompanying notes to unaudited condensed consolidated financial statements

                                           eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
                                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



For the Six Months Ended June 30,                                                                        2006              2005
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income .................................................................................      $    84,772       $    77,235
    Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation ............................................................................          224,098           260,119
       Loss on disposal of refreshment centers .................................................            7,820                --
       Gain on sale of refreshment centers .....................................................             (198)               --
       Interest income from shareholder receivables ............................................             (819)           (1,629)
       Interest income from other receivable ...................................................           (2,194)               --
       Accretion of debt discount ..............................................................            8,760            33,553
       Non-cash compensation expense ...........................................................           32,151             9,336
       Amortization of discount on note receivable .............................................             (978)             (244)
    Changes in operating assets and liabilities:
          Cash released from escrow ............................................................               --           225,000
          Accounts receivable ..................................................................          (11,163)          (54,126)
          Prepaid expenses .....................................................................              943            (4,351)
          Accounts payable .....................................................................           (4,467)          (37,954)
          Accrued liabilities ..................................................................          (57,731)          (40,791)
          Customer deposits and deferred maintenance revenue ...................................            9,067            (6,096)
                                                                                                      -----------       -----------
             Net Cash Provided By Operating Activities .........................................          290,061           460,052
                                                                                                      -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of fixed assets ...................................................................           (1,949)           (1,038)
    Proceeds from sale of refreshment centers ..................................................           50,000                --
    Purchase of investment .....................................................................          (50,000)         (160,000)
    Proceeds from note receivable ..............................................................           73,316                --
    Change in long term deposits and restricted funds ..........................................            2,230            20,000
                                                                                                      -----------       -----------
             Net Cash Provided by (Used in) Investing Activities ...............................           73,597          (141,038)
                                                                                                      -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES
    Principal payments on long-term debt .......................................................         (155,706)         (145,866)
    Proceeds from exercise of options ..........................................................               --            14,620
                                                                                                      -----------       -----------
             Net Cash Used in Financing Activities .............................................         (155,706)         (131,246)
                                                                                                      -----------       -----------

Net Increase in Cash ...........................................................................          207,952           187,768
                                                                                                      -----------       -----------
Cash at Beginning of Period ....................................................................        1,316,515           646,386
                                                                                                      -----------       -----------

Cash at End of Period ..........................................................................      $ 1,524,467       $   834,154
                                                                                                      ===========       ===========

Supplemental Cash Flows Information
    Cash paid for interest .....................................................................      $    18,556       $    38,457
                                                                                                      ===========       ===========
Supplemental Disclosure of Noncash Investing and Financing Activities
    Shares of common stock cancelled in settlement of notes receivable .........................      $    78,819                $-
                                                                                                      ===========       ===========

                           See accompanying notes to unaudited condensed consolidated financial statements

       eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONDENSED
                 CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

      Condensed Financial Statements - The accompanying unaudited condensed consolidated financial statements include the accounts of eRoomSystem Technologies, Inc. and its subsidiaries (the "Company"). These financial statements are condensed and, therefore, do not include all disclosures normally required by generally accepted accounting principles. These statements should be read in conjunction with the Company's annual financial statements included in the Company's December 31, 2005 Annual Report on Form 10-KSB. In particular, the Company's organization, nature of operations and significant accounting principles were presented in Note 1 to the consolidated financial statements in that report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying unaudited condensed consolidated financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying unaudited condensed consolidated financial statements for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2006.

      Principles of Consolidation - The accompanying unaudited condensed consolidated financial statements include the accounts of eRoomSystem Technologies, Inc. and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

      Stock-Based Compensation - At June 30, 2006, the Company had one stock-based employee compensation plan. Prior to January 1, 2006, the Company accounted for the plan under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, ("APB 25") and related Interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123"). No stock-based compensation was recognized under the fair value recognition provisions for stock options in the statements of operations for the year ended December 31, 2005, as all grants under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123 (Revised 2004), Share-Based Payment, ("SFAS 123(R)") using the modified prospective transition method. Accordingly, the Company will record expense for
(i) the unvested portion of grants issued during 2005 and (ii) new grant issuances, both of which will be expensed over the requisite service (i.e., vesting) periods.

      As a result of adopting SFAS 123(R), the Company's results of operations for the three and six months ended June 30, 2006 included compensation expense of $8,342, representing $0.00 impact to both basic and diluted earnings per share.

      SFAS 123R requires presentation of pro forma information for the comparative period prior to the adoption as if the Company had accounted for all stock options under the fair value method of the original SFAS 123. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation in the prior-year periods:

                                                                             For the Three    For the Six
                                                                             Months Endeded   Months Ended
                                                                                     June 30, 2005
----------------------------------------------------------------------------------------------------------

Net income, as reported                                                          $ 69,912        $ 77,235

Add: Stock-based employee and consultant compensation
   expenses included in net income                                                 11,034           9,336

Deduct: Total stock-based employee and consultant
   compensation expense determined under fair value based method
   for all awards                                                                 (12,768)        (12,025)

----------------------------------------------------------------------------------------------------------
Pro forma net earnings                                                           $ 68,178        $ 74,546
----------------------------------------------------------------------------------------------------------

Earnings per common share:
   Basic as reported                                                               $ 0.01          $ 0.01
   Basic pro forma                                                                 $ 0.01          $ 0.01
   Diluted as reported                                                             $ 0.00          $ 0.01
   Diluted pro forma                                                               $ 0.00          $ 0.01
----------------------------------------------------------------------------------------------------------


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

      The following table is a reconciliation of the numerators and denominators used in the calculation of basic and diluted weighted-average common shares outstanding for the three and six months ended June 30, 2006 and 2005:


                                                          For The Three Months         For The Six Month
                                                             Ended June 30,              Ended June 30,
                                                          2006          2005           2006        2005
----------------------------------------------------------------------------------------------------------
Basic net income                                     $    67,077   $    69,912   $    84,772   $    77,235
Interest expense from convertible debt                        --        24,115            --        48,608
----------------------------------------------------------------------------------------------------------
Diluted net income                                   $    67,077   $    94,027   $    84,772   $   125,843
----------------------------------------------------------------------------------------------------------
Basic weighted-average common shares outstanding      23,898,165    10,565,899    24,147,319    10,517,889
Effect of dilutive securities
   Stock options and warrants                            415,203     4,851,404       399,371     4,851,113
   Convertible debt                                           --     7,316,667            --     7,316,667
----------------------------------------------------------------------------------------------------------

Diluted weighted-average common shares outstanding    24,313,368    22,733,970    24,546,690    22,685,669
----------------------------------------------------------------------------------------------------------
Basic earnings per share                             $      0.00   $      0.01   $      0.00   $      0.01
----------------------------------------------------------------------------------------------------------
Diluted earnings per share                           $      0.00   $      0.00   $      0.00   $      0.01
----------------------------------------------------------------------------------------------------------

      At June 30, 2006 and 2005, there were potential common stock equivalents from options, warrants and convertible debt of 3,198,250 and 3,762,733, respectively, which were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

NOTE 2 - BUSINESS CONDITION

      During the year ended December 31, 2005 and the six months ended June 30, 2006, the Company realized a net gain of $160,502 and $84,772, respectively. During the year ended December 31, 2005 and the six months ended June 30, 2006, the Company's operations provided $901,677 and $290,061 of cash, respectively. The Company had a cash balance of $1,524,467 as of June 30, 2006. Up until the year ended December 31, 2004, the Company suffered recurring losses. Although the Company realized a profit in 2005 it was primarily from non-recurring items, specifically it was primarily due to a sale of assets and proceeds from insurance. This raises substantial doubt about the Company's ability to continue as a going concern. Realization of continued profitable operations is not assured. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern. Management would like to acquire an existing operating company to enable the Company to grow and is continuously performing due diligence on third party companies for this purpose. The Company has also been performing research in order to invest in privately-held or publicly traded emerging growth stage companies.

NOTE 3 - NET INVESTMENT IN SALES-TYPE LEASE

      During June 2004, the Company entered into an agreement with a hotel property owner that amended a previous revenue sharing lease agreement that had previously been non-performing. Under the terms of that agreement, the Company recovered a receivable that had been written off in the previous year.

      The new lease agreement terminates on December 31, 2008 at which time the hotel property owner takes ownership of the refreshment centers. The property is to make monthly payments of $7,200. The new lease agreement has been classified as a sales-type capital lease. Because the property has a history of non-performance and is still under the supervision of a bankruptcy court, the net investment in the capital lease has been fully allowed against. The following lists the components of the net investment in the sales-type lease as of June 30, 2006:

      Total minimum lease payments to be received       $        216,000

      Less:  Allowance for uncollectibles                        181,657
                                                        ----------------

      Net minimum lease payments receivable                       34,343

      Less:  Unearned income                                     (34,343)
                                                        ----------------

      Net investment in sales-type lease                $             --
                                                        ================


      The Company recorded revenue sharing and maintenance fee revenue in the amount of $43,200 for the six months ended June 30, 2006.

      Minimum lease payments for the six months ended December 31, 2006 and each of the two succeeding fiscal years through the end of the lease term are as follows: $43,200 in 2006, $86,400 in 2007, and $86,400 in 2008.

NOTE 4 - INVESTMENT IN APRECIA

      On March 7, 2006, the Company purchased 2,083,333 shares of common stock of Aprecia, LLC for $50,000 cash. The shares purchased represent 9.98% of the issued and outstanding common stock of Aprecia. Aprecia is a privately held provider of applied artificial intelligence solutions for gaming and homeland security applications.

NOTE 5 - STOCKHOLDERS' EQUITY

      During the six months ended June 30, 2006, the Company issued 50,000 shares of common stock to its Board of Directors in recognition of extraordinary services rendered. These shares were valued at $12,000 ($0.24 per share).

      During the six months ended June 30, 2006, the Company granted options to purchase 53,000 shares of common stock to consultants for services rendered. These options, which vested immediately, have an exercise price ranging from $0.17 to $0.24 per share and are exercisable through June 29, 2011. These options were valued at $10,960 using the Black-Scholes option pricing model with the following assumptions: risk free interest rate ranging from 4.31% to 5.10%, dividend yield of 0.0%, volatility ranging from 131% to 135% and expected life of 5 years.

      During the six months ended June 30, 2006, the Company granted options to purchase 45,000 shares of common stock to an employee and a member of the Board of Directors for services rendered. These options, which vested immediately, have an exercise price of ranging from $0.17 to $0.24 per share and are exercisable through June 29, 2016. These options were valued at $8,342 using the Black-Scholes option pricing model with the following assumptions: risk free interest rate ranging from 4.34% to 5.10%, dividend yield of 0.0%, volatility ranging from 131% to 135% and expected life ranging from 5 to 10 years.

      On March 30, 2006, Ash Capital, an affiliate of the Company and managed by Providence Management, LLC, the managing member of which is James C. Savas, a director of the Company, relinquished 380,737 shares of common stock, or the Share Payment, as full and final payment of an outstanding promissory note in the original principal amount of $65,000 issued in favor of the Company on December 31, 2001, or the 2001 Ash Capital Note. The 2001 Ash Capital Note was issued in conjunction with Ash Capital's exercise of a stock option to purchase 250,000 shares at an exercise price of $0.26 per share on December 31, 2001. The Ash Capital Note had a term of four years and accrued simple interest at the rate of 5% per annum. As of the date of the Share Payment, the Ash Capital Note had accrued interest in the amount of $13,813, for a total outstanding amount of $78,813, or the Ash Capital Note Balance, as of March 30, 2006.

NOTE 6 - SUBSEQUENT EVENTS

      On July 14, 2006, the Company repaid its outstanding loan payable to Amresco Commercial Finance in the original principal amount of $553,542 plus accrued interest of $2,217. The unamortized discount on the note of $49,414 was recognized as interest expense.

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

      Certain information included herein contains statements that may be considered forward-looking statements such as statements relating to our anticipated revenues, gross margin and operating results, future performance and operations, plans for future expansion, capital spending, sources of liquidity and financing sources. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future, and accordingly, such results may differ from those expressed in any forward-looking statements made herein. These risks and uncertainties include, but are not limited to, those relating to our liquidity requirements, the continued growth of the lodging industry, the success of our product-development, marketing and sales activities, vigorous competition in the lodging industry, dependence on existing management, leverage and debt service (including sensitivity to fluctuations in interest rates), domestic or global economic conditions, the inherent uncertainty and costs of prolonged arbitration or litigation, and changes in federal or state tax laws or the administration of such laws. A complete discussion of these risks and uncertainties are contained in our Annual Report on Form 10-KSB, as filed with the Securities and Exchange Commission on March 31, 2006.

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

      In 2005, we commenced our diversification strategy of investing in third party emerging growth companies. To this end, we have made the following investments: (i) $10,000 in Identica Holdings Corporation, or Identica, in consideration for 1,666,667 shares of common stock; (ii) a loan in the amount of $150,000 to Identica in consideration for a warrant to purchase one million (1,000,000) shares of common stock, exercisable at $0.15 per share at any time through May 20, 2010; and (iii) $50,000 in Aprecia, LLC, or Aprecia, in consideration for 2,083,333 shares of common stock. We may make additional investments in promising emerging growth companies, and potentially acquire an operating company if the opportunity arises.

      Our existing products interface with the hotel's property management system through our eRoomSystem communications network. The hotel's property management system posts usage of our products directly to the hotel guest's room account. The solutions offered by our eRoomSystem and related products have allowed us to install our products and services in several premier hotel chains, including Marriott International, Hilton Hotels and Carlson Hospitality Worldwide, in the United States and internationally.

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

      Our revenues over the past few years have been fairly stable as we have focused on service and maintenance of our existing installed products and have not installed new products at hotels. Over time, our revenues relating to our installed products will decline as existing revenue sharing agreements conclude. Given the foregoing, in 2005 we commenced our diversification strategy to invest in emerging growth companies. To date we have invested in Identica, a privately held distributor and integrator of next-generation biometric security solutions, including the TechSphere hand vascular pattern biometric technology, and Aprecia, a privately held provider of applied artificial intelligence solutions for gaming and homeland security applications. We continue to explore opportunities and perform due diligence on third parties with respect to additional potential investments. At this time, we have not reached a definitive agreement to make further investments, but we may acquire an operating company in the future if the opportunity arises. Over time, we may realize revenues from the sale of securities purchased from Identica, Aprecia and other third party companies, if applicable. The timing and return on such investments, however, cannot be assured.

      We anticipate that we will receive more than 50% of the recurring revenues from the sale of goods and services generated by our currently installed eRoomServ refreshment centers, eRoomSafes and eRoomTray solutions under revenue-sharing agreements. Our customers receive the remainder of the recurring revenues. AMRESCO Commercial Finance, or AMRESCO, is paid from our portion of the revenues pursuant to our financing agreement with AMRESCO, relating solely to those units for which it previously provided financing. On July 14, 2006, we paid the outstanding notes payable in favor of AMRESCO. These notes payable totaled $553,542 plus accrued interest of $2,217. . The unamortized discount on the note of $49,414 was recognized as interest expense. Following the payment of the notes payable, we have no further obligations with respect to AMRESCO.

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

      Research and development expenses consist of payroll and related costs for hardware and software engineers, quality assurance specialists, management personnel, and the costs of materials used by our consultants in the maintenance of our existing installed products. As we have elected not to install new products at hotels, our research and development expenses were zero in the three and six months ended June 30, 2006, and we do not expect this to change in future periods.

      In accordance with Financial Accounting Standards Board, or FASB, Statement of Financial Accounting Standards, or SFAS, No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," development costs incurred in the research and development of new software products to be sold, leased or otherwise marketed are expensed as incurred until technological feasibility in the form of a working model has been established. Internally generated capitalizable software development costs have not been material to date. For the three and six months ended June 30, 2004, we charged our software development costs to research and development expense in our consolidated statements of operations.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2006 AND 2005

      Revenues

      Revenue Sharing Arrangements -- Our revenue from revenue sharing arrangements was $240,873 for the three months ended June 30, 2006, compared to $306,407 for the three months ended June 30, 2005, representing a decrease of $65,534, or 21.4%. The decrease in revenue from revenue sharing arrangements was due to a decrease in revenue sharing units in service during the three months ended June 30, 2006 as compared to the three months ended June 30, 2005. The decrease in revenue sharing units in service relates to certain revenue sharing agreements reaching the conclusion of the seven-year term.

      Maintenance Fee Revenues -- Our maintenance fee revenues were $66,080 for the three months ended June 30, 2006, compared to $81,756 for the three months ended June 30, 2005, representing a decrease of $15,676, or 19.2%. The decrease was due to a decreased number of units in service.

      Product Sales -- Revenues from product sales were $1,469 for the three months ended June 30, 2006, compared to $2,336 for the three months ended June 30, 2005, representing a decrease of $867, or 37.1%. The decrease, while significant in percentage terms, was not otherwise material given the extremely limited sales volume.

      Cost of Revenue

      Cost of Revenue Sharing Revenue -- Our cost of revenue sharing revenue was $111,574 for the three months ended June 30, 2006, compared to $128,667 during the three months ended June 30, 2005, representing a decrease of $17,093, or 13.3%. The decrease in cost of revenue related to a decrease in the number of revenue sharing units in service and the revenue sharing revenue. The gross margin percentage on revenue sharing revenue was 53.7% for the three months ended June 30, 2006 and 58.0% for the three months ended June 30, 2005. The decrease in gross margin percentage was primarily due to a slight decrease in revenue generated on a per unit basis.

      Cost of Maintenance Fee Revenue -- Our cost of maintenance fee revenue was $16,266 for the three months ended June 30, 2006, compared to $17,533 for the three months ended June 30, 2005, representing a decrease of $1,267, or 7.2%. The decrease in our cost of maintenance fee revenue was related to lower maintenance fee revenue. The gross margin percentage on maintenance fee revenue was 75.4% for the three months ended June 30, 2006 and 78.6% for the three months ended June 30, 2005. The decrease in gross margin percentage on maintenance fee revenue relates to the decrease in maintenance fee revenue as well as fixed overhead expense comprising a slightly higher percentage of maintenance fee revenue based upon fewer units in service.

      Cost of Product Sales Revenue -- Our cost of product sales revenue for the three months ended June 30, 2006 was zero, as compared to $1,254 for the three months ended June 30, 2005, a decrease of $1,254, or 100.0%. The gross margin percentage on revenue from product sales revenue was 100.0% for the three months ended June 30, 2006 as compared to 46.3% for the three months ended June 30, 2005. While the percentage change in cost of product sales revenue is material, given the limited product sales in the two periods, the change from period to period is immaterial.

      The changes and percent changes with respect to our revenues and our cost of revenue for the three months ended June 30, 2006 and 2005 are summarized as follows:



                                         For the Three Months
                                             Ended June 30,
                                     ---------------------------                    Percent
                                        2006            2005          Change         Change
                                     -----------     -----------    -----------   -----------
REVENUE
   Revenue-sharing arrangements ..   $   240,873     $   306,407    $    65,534         (21.4)%
   Maintenance fees ..............        66,080          81,756         15,676         (19.2)%
   Product sales .................         1,469           2,336            867         (37.1)%
                                     -----------     -----------    -----------   -----------
        Total Revenue ............   $   308,422     $   390,499    $    82,077         (21.0)%
                                     -----------     -----------    -----------   -----------

COST OF REVENUE
   Revenue-sharing arrangements ..       111,574         128,667         17,093         (13.3)%
   Maintenance ...................        16,266          17,533          1,267          (7.2)%
   Product sales .................                                                     (100.0)%
                                                              --          1,254         1,254
                                     -----------     -----------    -----------   -----------
        Total Cost of Revenue ....   $   127,840     $   147,454    $    19,614         (13.3)%
                                     -----------     -----------    -----------   -----------

GROSS MARGIN PERCENTAGE
   Revenue-sharing arrangements ..         53.7%           58.0%
   Maintenance ...................         75.4%           78.6%
   Product sales .................        100.0%           46.3%
     Total Gross Margin Percentage         58.6%           62.2%

      Although the preceding table summarizes the net changes and percent changes with respect to our revenues and our cost of revenue for the three months ended June 30, 2006 and 2005, the trends contained therein are limited and should not be viewed as a definitive indication of our future results.

      Expenses and Other Income

      Selling, General and Administrative -- Selling, general and administrative expenses were $112,726 for the three months ended June 30, 2006, compared to $135,392 for the three months ended June 30, 2005, representing a decrease of $22,666, or 16.7%. The decrease in our selling, general and administrative expenses from the three months ended June 30, 2005 to the three months ended June 30, 2004 reflects our ongoing efforts to further reduce fixed overhead expenses and is partly due to the cost savings realized from the outsourcing of maintenance of our automated refreshment center units through Identica.

      Research and Development Expenses -- Research and development expenses were zero for the three months ended June 30, 2006, compared to $383 for the three months ended June 30, 2005, representing a decrease of $383, or 100.0%. Research and development expenses represented zero percent of our total revenue for the three months ended June 30, 2006 and 0.1% of our total revenue for the three months ended June 30, 2005. The decrease in research and development expenses was due to no new research and development projects being undertaken during the three months ended June 30, 2006. We do not anticipate undertaking additional research and development in future periods.

      Interest Expense for the three months ended June 30, 2006 was $18,922 as compared to $47,289 for the same period in 2005, a decrease of $28,367, or 60.0%. Interest and other income for the three months ended June 30, 2006 was $18,143 as compared to $9,931 for the same period in 2005, an increase of $8,212, or 82.7%. Income from operations was $67,077 for the three months ended June 30, 2006, compared to $69,912 for the three months ended June 30, 2005. The decrease in income from operations was immaterial.

      Net Income Attributable to Common Stockholders

      We realized net income of $67,077 during the three months ended June 30, 2006 as compared to $69,912 during the three months ended June 30, 2005. The $2,835 decrease was immaterial.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2006 AND 2005

      Revenues

      Revenue Sharing Arrangements -- Our revenue from revenue sharing arrangements was $515,151 for the six months ended June 30, 2006, compared to $577,446 for the six months ended June 30, 2005, representing a decrease of $62,295, or 10.8%. The decrease in revenue from revenue sharing arrangements was due to a decrease in revenue sharing units in service resulting from the conclusion of certain revenue sharing agreements.

      Maintenance Fee Revenues -- Our maintenance fee revenues were $147,167 for the six months ended June 30, 2006, compared to $167,489 for the six months ended June 30, 2005, representing a decrease of $20,322, or 12.1%. The decrease was due to a decrease in units under maintenance contract.

      Product Sales -- Revenues from product sales were $54,894 for the six months ended June 30, 2006, compared to $4,943 for the six months ended June 30, 2005, representing an increase of $49,951, or 1,010.5%. The significant increase in cost of product sales revenue relates to the automated refreshment centers sold in the three months ended March 31, 2006 upon conclusion of the revenue share arrangements.

      Cost of Revenue

      Cost of Revenue Sharing Revenue -- Our cost of revenue sharing revenue was $223,147 for the six months ended June 30, 2006, as compared to $257,333 for the six months ended June 30, 2005, representing a decrease of $34,186, or 13.3%. The decrease in cost of revenue sharing revenue directly relates to the decrease in revenue sharing revenue. The gross margin percentage on revenue sharing revenue was 56.7% for the six months ended June 30, 2006 and 55.4% for the six months ended June 30, 2004. The increase in gross margin percentage was immaterial.

      Cost of Maintenance Fee Revenue -- Our cost of maintenance fee revenue was $30,198 for the six months ended June 30, 2006, compared to $31,818 for the six months ended June 30, 2005, representing a decrease of $1,620, or 5.1%. The gross margin percentage on maintenance fee revenue was 79.5% for the six months ended June 30, 2006 and 81.0% for the six months ended June 30, 2005. The decrease in cost of maintenance revenue and the gross margin percentage on maintenance fee revenue was immaterial.

      Cost of Product Sales Revenue -- Our cost of product sales revenue for the six months ended June 30, 2006 was $57,623 as compared to $1,261 for the six months ended June 30, 2005, an increase of $56,362, or 4,469.6%. The gross margin percentage on revenue from product sales revenue was (5.0%) for the six months ended June 30, 2006 as compared to 74.5% for the six months ended June 30, 2005. The significant increase in cost of product sales revenue relates to a significant product sale occurring in the six months ended June 30, 2006 and minimal sales occurring in the same period of 2005.

      The changes and percent changes with respect to our revenues and our cost of revenue for the six months ended June 30, 2006 and 2005 are summarized as follows:

                                        For the Six Months
                                           Ended June 30,
                                     -----------------------                 Percent
                                        2006          2005        Change     Change
                                     ---------     ---------    ---------   ---------
REVENUE
   Revenue-sharing arrangements ..   $ 515,151     $ 577,446    $  62,295       (10.8)%
   Maintenance fees ..............     147,167       167,489       20,322       (12.1)%
   Product sales .................      54,894         4,943       49,951     1,010.5%
                                     ---------     ---------    ---------   ---------
        Total Revenue ............   $ 717,212     $ 749,878    $  32,666        (4.4)%
                                     ---------     ---------    ---------   ---------

COST OF REVENUE
   Revenue-sharing arrangements ..     223,147       257,333       34,186       (13.3)%
   Maintenance ...................      30,198        31,818        1,620        (5.1)%
   Product sales .................      57,623         1,261       56,362     4,469.6%
                                     ---------     ---------    ---------   ---------
        Total Cost of Revenue ....   $ 310,968     $ 290,412    $  20,556         7.1%
                                     ---------     ---------    ---------   ---------

GROSS MARGIN PERCENTAGE
   Revenue-sharing arrangements ..       56.7%         55.4%
   Maintenance ...................       79.5%         81.0%
   Product sales .................       (5.0)%        74.5%
     Total Gross Margin Percentage       56.6%         61.3%


      Although the preceding table summarizes the net changes and percent changes with respect to our revenues and our cost of revenue for the six months ended June 30, 2006 and 2005, the trends contained therein are limited and should not be viewed as a definitive indication of our future results.

      Expenses and Other Income

      Selling, General and Administrative -- Selling, general and administrative expenses were $281,901 for the six months ended June 30, 2006, compared to $298,556 for the six months ended June 30, 2005, representing a decrease of $16,655, or 5.6%. The decrease in our selling, general and administrative expenses from the six months ended June 30, 2006 to the six months ended June 30, 2005 reflects our continued efforts to further reduce fixed overhead expenses.

      Research and Development Expenses -- Research and development expenses were zero for the six months ended June 30, 2006, compared to $1,959 for the six months ended June 30, 2005, representing a decrease of $1,959, or 100.0%. Research and development expenses represented zero percent of our total revenue for the six months ended June 30, 2006 and 0.3% of our total revenue for the six months ended June 30, 2005. We do not anticipate undertaking any research and development in the future.

      Interest expense for the six months ended June 30, 2006 was $41,834 as compared to $95,715 for the same period in 2005, a decrease of $53,881, or 56.3%. Interest and other income for the six months ended June 30, 2006 was $34,729 as compared to $13,999 for the same period in 2005, an increase of $20,730, or 148.1%. Income from operations was $84,772 for the six months ended June 30, 2006 as compared to $77,235 for the same period in 2005.

      Net Income Attributable to Common Stockholders

      We realized net income of $84,772 during the six months ended June 30, 2006 as compared to $77,235 during the six months ended June 30, 2005, an increase of $7,537, or 9.8%.

LIQUIDITY AND CAPITAL RESOURCES

      At June 30, 2006, our principal sources of liquidity consisted of $1,524,467 of cash and $1,425,636 of working capital as compared to $1,316,515 of cash and $1,211,956 of working capital at December 31, 2005. In addition, our stockholders' equity was $2,585,834 at June 30, 2006, compared to stockholders' equity of $2,469,730 at December 31, 2005, an increase of $116,104.

      Our accumulated deficit decreased from $31,646,931 at December 31, 2005 to $31,562,159 at June 30, 2006. The decrease in accumulated deficit resulted directly from the net income realized for the six months ended June 30, 2006.

      Our operations provided net cash of $290,061 during the six months ended June 30, 2006, as compared to $460,052 of net cash provided during the six months ended June 30, 2005. The $169,991 decrease in net cash provided by operating activities in the six months ended June 30, 2006, as compared to the same period in 2005, is primarily related to the change of cash held in escrow of $225,000.

      Investing activities for the six months ended June 30, 2006 provided net cash of $73,597, as compared to using net cash of 141,038 during the six months ended June 30, 2005, an increase of $214,635. The increase in net cash used in investing activities related to $50,000 of proceeds received from the sale of refreshment centers, a $110,000 decrease in purchase of investment, $73,316 of proceeds received from a note receivable, offset, in part, by a decrease in long term deposits and restricted funds in the amount of $17,770.

      Financing activities used $155,706 during the six months ended June 30, 2006 as compared to $131,246 during the six months ended June 30, 2005. The increase of $24,460 of net cash used in financing activities related to an increase in principal payments on long-term debt in the amount of $9,840 and a decrease in proceeds from exercise of options in the amount of $14,620.

      The primary source of cash during the six months ended June 30, 2006 was the revenue sharing revenue generated by our equipment installed pursuant to revenue sharing contracts.

      While we have made significant progress in further reducing our fixed overhead expenses, we may require additional capital to remain viable and to achieve our long-term business objectives. There can be no assurance that such financing will be made available, or if it is made available, on acceptable terms. If a future financing is procured in the form of equity, the shareholdings of the current stockholders of the Company will be diluted.

CONTRACTUAL CASH OBLIGATIONS AND COMMERCIAL COMMITMENTS

      The following table presents our contractual cash obligations and commercial commitments as of June 30, 2006. We have no other significant contractual obligations or commercial commitments either on or off balance sheet as of this date.

Contractual Cash                      Payments Due by Period
Obligations                Total   < 1 Year   1-3 Years  4-5 Years    > 5 Years
---------------------   --------   --------   --------   ----------   ----------
Long-term Debt          $628,432   $347,604   $280,828   $       --   $       --
--------------------------------------------------------------------------------
Total                   $628,432   $347,604   $280,828   $       --   $       --
--------------------------------------------------------------------------------

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

      In the three months ended June 30, 2006, the Company engaged special securities counsel to assist the Company's officers to understand and implement the disclosure requirements under Regulation S-B in the Company's Annual Reports and Quarterly Reports as well as review the Company's registration statement on Form SB-2. The engagement of special securities counsel has materially impacted the effectiveness of the Company's disclosure controls and procedures by improving the Company's ability to properly and adequately fulfill its disclosure obligations for its periodic reports and other SEC filings.


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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

      (a)   Exhibits.

            31 Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            32 Certification of President and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

      (b)   Reports on Form 8-K.

            On April 3, 2006, we filed a current report on Form 8-K which disclosed our results of operations for the three months ended March 31, 2006.

                                    SIGNATURE

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    eROOMSYSTEM TECHNOLOGIES, INC.
                                    (Registrant)

Date:    August 14, 2006        By:      /s/ David A. Gestetner
                                         ---------------------------------------
                                         David A. Gestetner
                                Its:     Chief Executive Officer and President