Form 10QSB/A
period 2006-06-30
EROOMSYSTEM TECHNOLOGIES INC
filed 2006-08-30
CIK 1110361

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB/A

                                (Amendment No.1)
 (Mark One)


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

NOTE 4 - INVESTMENT IN APRECIA


      On March 7, 2006, the Company purchased 2,083,333 shares of common stock of Aprecia, LLC for $50,000 cash. The shares purchased represented 9.98% of the issued and outstanding common stock of Aprecia at time of purchase. Aprecia is a privately held provider of applied artificial intelligence solutions for gaming and homeland security applications.


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

Changes in Internal Controls

      There were no changes in our internal controls over financial reporting that occurred during the last fiscal quarter, i.e., the three months ended June 30, 2006, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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