Form 10QSB
period 2006-09-30
EROOMSYSTEM TECHNOLOGIES INC
filed 2006-11-14
CIK 1110361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	September 30, 2006

OR

☐	TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:	To

Commission file number:	000-31037

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES ☒   NO ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     YES ☐   NO ☒

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

23,898,165 shares of common stock, $0.001 par value, as of November 14, 2006

Transitional Small Business Disclosure Format (check one):    YES ☐ NO ☒

-0-

FORM 10-QSB

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30		December 31,
	2006		2005
ASSETS
CURRENT ASSETS
Cash	$1,248,770		$1,316,515
Accounts receivable, net of allowance for doubtful accounts of $45,991 and $49,294 at September 30, 2006 and December 31, 2005, respectively	285,161		263,392
Notes receivable	27,391	-	111,231
Prepaid expenses	11,149		11,519
Total Current Assets	1,572,471		1,702,657

REFRESHMENT CENTERS IN SERVICE, net of accumulated depreciation of $2,515,850 and $2,289,694 at September 30, 2006 and December 31, 2005, respectively	965,485		1,357,827

PROPERTY AND EQUIPMENT
Computer equipment	8,529		4,666
Less accumulated depreciation and amortization	(3,447)		(1,861)
Net Property and Equipment	5,082		2,805

INVESTMENT IN MARKETABLE SECURITIES	64,075	-	14,075
NOTE RECEIVABLE, net of unamortized discount of $1,385 and $2,853 at September 30, 2006 and December 31, 2005, respectively	148,614	-	147,147
DEPOSITS	7,813		85,300
Total Assets	$2,763,540		$3,309,811

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Notes payable and current portion of long-term debt	$-		$301,696
Accounts payable	74,657		56,837
Accrued liabilities	50,840		109,778
Customer deposits	11,758		11,758
Deferred maintenance revenue	12,395		10,632
Total Current Liabilities	149,650		490,701

LONG-TERM DEBT, net of current portion	-		349,380
Total Liabilities	149,650		840,081

COMMITMENTS AND CONTINGENCIES	-		-

STOCKHOLDERS' EQUITY
Preferredstock,$0.001parvalue;5,000,000sharesauthorized;noneoutstanding	-		-
Common stock, $0.001 par value; 50,000,000 shares authorized; 23,898,165 and 24,228,902 shares outstanding at September 30, 2006 and December 31, 2005, respectively	23,898		24,229
Additional paid-in capital	33,687,873		33,754,361
Warrants and options outstanding	435,373		416,071
Note receivable from shareholder	-		(78,000)
Accumulated deficit	(31,533,254)		(31,646,931)
Total Stockholders' Equity	2,613,890		2,469,730

Total Liabilities and Stockholders' Equity	$2,763,540		$3,309,811

See accompanying notes to unaudited condensed consolidated financial statements

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005

REVENUE
Revenue-sharing arrangements	$235,694	$319,304	$750,845	$896,750
Maintenance fees	65,516	87,043	212,683	254,532
Product sales	5,925	583	60,819	5,526
Total Revenue	307,135	406,930	1,024,347	1,156,808

COST OF REVENUE
Revenue-sharing arrangements	111,573	128,665	334,720	385,998
Maintenance	15,554	15,736	45,752	47,554
Product sales	2,349	-	59,972	1,261
Total Cost of Revenue	129,476	144,401	440,444	434,813

GROSS MARGIN	177,659	262,529	583,903	721,995

OPERATING EXPENSES
Selling, general and administrative expense, including non-cash compensation of $(849), $16,567, $31,302 and $25,903, respectively	111,810	167,211	393,711	465,767
Research and development expense	-	-	-	1,959
Sales tax settlement	(15,999)	-	16,467	-
Interest expense	68,112	199,498	109,946	295,213
Gain on sale of assets	-	(52,624)	-	(52,624)
Interest and other income	(15,169)	(6,745)	(49,898)	(20,744)
Net Operating Expenses	148,754	307,340	470,226	689,571
Income (Loss) from Operations	28,905	(44,811)	113,677	32,424
Gain on forgiveness of liabilities and debt	-	2,097	-	2,097
Net Income	$28,905	$(42,714)	$113,677	$34,521
Basic Earnings Per Common Share	$0.00	$0.00	$0.00	$0.00
Diluted Earnings Per Common Share	$0.00	$0.00	$0.00	$0.00

See accompanying notes to unaudited condensed consolidated financial statements

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Nine Months Ended September 30,	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$113,677	$34,521
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	336,306	390,626
Gain on forgiveness of debt and liabilities	-	(2,097)
Loss on disposal of refreshment centers	7,820	-
Gain on sale of assets	(198)	(52,624)
Interest income from shareholder receivables	(819)	(2,438)
Interest income from other receivable	(2,912)	(308)
Accretion of debt discount	58,174	200,609
Non-cash compensation expense	31,302	25,903
Amortization of discount on note receivable	(1,467)	(734)
Changes in operating assets and liabilities:
Cash released from escrow	-	225,000
Accounts receivable	(21,769)	(120,434)
Prepaid expenses	370	(1,218)
Accounts payable	17,820	(55,810)
Accrued liabilities	(58,938)	(37,552)
Customer deposits and deferred maintenance revenue	1,763	(5,999)
Net Cash Provided By Operating Activities	481,129	597,445

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(3,863)	(1,890)
Proceeds from sale of refreshment centers	50,000	-
Purchase of investment	(50,000)	(160,000)
Proceeds from note receivable	86,752	-
Change in long term deposits and restricted funds	77,487	20,000
Net Cash Provided by (Used in) Investing Activities	160,376	(141,890)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term debt	(709,250)	(221,010)
Proceeds from exercise of options	-	264,621
Net Cash Used in Financing Activities	(709,250)	43,611

Net Increase (Decrease) in Cash	(67,745)	499,166
Cash at Beginning of Period	1,316,515	646,386

Cash at End of Period	$1,248,770	$1,145,552

Supplemental Cash Flows Information
Cash paid for interest	$35,291	$55,476

Supplemental Disclosure of Noncash Investing and Financing Activities
Outstanding notes payable converted to stock	$-	$718,243
Notes received for assets sold	$-	$60,000
Shares of common stock cancelled in settlement of notes receivable	$78,813	$-

See accompanying notes to unaudited condensed consolidated financial statements

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Condensed Financial Statements - The accompanying unaudited condensed consolidated financial statements include the accounts of eRoomSystem Technologies, Inc. and its subsidiaries (the "Company"). These financial statements are condensed and, therefore, do not include all disclosures normally required by generally accepted accounting principles. These statements should be read in conjunction with the Company's annual financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005. In particular, the Company's organization, nature of operations and significant accounting principles were presented in Note 1 to the consolidated financial statements in that report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying unaudited condensed consolidated financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2006.

Principles of Consolidation - The accompanying unaudited condensed consolidated financial statements include the accounts of eRoomSystem Technologies, Inc. and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

Stock-Based Compensation - At September 30, 2006, the Company had one stock-based employee compensation plan. Prior to January 1, 2006, the Company accounted for the plan under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, ("APB 25") and related Interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123"). No stock-based compensation was recognized under the fair value recognition provisions for stock options in the statements of operations for the year ended December 31, 2005, as all grants under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123 (Revised 2004), Share-Based Payment, ("SFAS 123(R)") using the modified prospective transition method. Accordingly, the Company will record expense for (i) the unvested portion of grants issued during 2006 and (ii) new grant issuances, both of which will be expensed over the requisite service (i.e., vesting) periods.

As a result of adopting SFAS 123(R), the Company's results of operations for the three and nine months ended September 30, 2006 included compensation expense of $0 and $8,342, respectively, representing no impact to either basic or diluted earnings per share.

SFAS 123R requires presentation of pro forma information for the comparative period prior to the adoption as if the Company had accounted for all stock options under the fair value method of the original SFAS 123. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation in the prior year periods:

	For the Three Months Ended	For the Nine Months Ended
	September 30, 2005

Net income (loss), as reported	$(42,714)	$34,521

Add: Stock-based employee and consultant compensation expenses included in net income	16,567	25,903

Deduct: Total stock-based employee and consultant compensation expense determined under fair value based method for all awards	(24,366)	(36,391)

Pro forma net earnings (loss)	$(50,513)	$24,033

Earnings (loss) per common share:
Basic as reported	$0.00	$0.00
Basic pro forma	$0.00	$0.00
Diluted as reported	$0.00	$0.00
Diluted pro forma	$0.00	$0.00

Net Earnings Per Share - Basic earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding. Unvested shares of common stock are considered to be stock options for purposes of computing earnings per share. Diluted earnings per share are computed by dividing net income by the weighted-average number of shares of common stock and dilutive potential common share equivalents outstanding. Potential common share equivalents consist of shares issuable upon the exercise of stock options and warrants, and shares issuable upon the conversion of debt.

The following table is a reconciliation of the numerators and denominators used in the calculation of basic and diluted weighted-average common shares outstanding for the three and nine months ended September 30, 2006 and 2005:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2006	2005	2006	2005
Basic net income (loss)	$28,905	$(42,714)	$113,677	$34,521
Diluted net income (loss)	$28,905	$(42,714)	$113,677	$34,521
Basic weighted-average common shares outstanding	23,898,165	14,702,458	24,063,955	11,913,749
Effect of dilutive securities
Stock options and warrants	302,561	-	365,528	745,641
Diluted weighted-average common shares outstanding	24,200,726	14,702,458	24,429,483	12,659,390
Basic earnings (loss) per share	$0.00	$0.00	$0.00	$0.00
Diluted earnings (loss) per share	$0.00	$0.00	$0.00	$0.00

For the nine months ended September 30, 2006 and 2005, there were potential common stock equivalents from options and warrants of 3,232,093 and 2,766,980, respectively, which were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive. For the three months ended September 30, 2006 and 2005, there were potential common stock equivalents from options and warrants of 3,295,060 and 3,512,621, respectively, which were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

NOTE 2 - BUSINESS CONDITION

During the year ended December 31, 2005 and the nine months ended September 30, 2006, the Company realized net income of $160,502 and $113,677, respectively. During the year ended December 31, 2005 and the nine months ended September 30, 2006, the Company's operations provided $901,677 and $481,129 of cash, respectively. The Company had a cash balance of $1,248,770 as of September 30, 2006. Up until the year ended December 31, 2004, the Company suffered recurring losses. Although the Company realized a profit in 2005 it was primarily from non-recurring items, specifically it was primarily due to a sale of assets and proceeds from insurance. In addition, the Company is anticipating decreasing revenue as the Company’s existing hotel revenue-sharing and maintenance contracts conclude over the next few years. This raises substantial doubt about the Company's ability to continue as a going concern, and realization of continued profitable operations is not assured. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern. Management would like to acquire an existing operating company to enable the Company to expand beyond its existing business operations. To this end, the Company is continuously performing due diligence on third party companies for this purpose. The Company has also been performing research for the purpose of potentially making further investments in third party companies.

NOTE 3 - NET INVESTMENT IN SALES-TYPE LEASE

During June 2004, the Company entered into an agreement with a hotel property owner that replaced an earlier revenue sharing lease agreement that had previously been non-performing. Under the terms of the new sales-type lease agreement, the Company recovered a receivable that had been written off in the previous year.

The new sales-type lease agreement terminates on December 31, 2008 at which time the hotel property owner takes ownership of the refreshment centers. The hotel property owner is to make monthly payments of $7,200. The new lease agreement has been classified as a sales-type capital lease. Because the property has a history of non-performance and is still under the supervision of a bankruptcy court, the net investment in the capital lease has been fully allowed against. The following lists the components of the net investment in the sales-type lease as of September 30, 2006:

Total minimum lease payments to be received	$194,400

Less: Allowance for uncollectibles	163,491

Net minimum lease payments receivable	30,909

Less: Unearned income	(30,909)

Net investment in sales-type lease	$-

The Company recorded revenue sharing and maintenance fee revenue in the amount of $64,800 for the nine months ended September 30, 2006 for this property.

Minimum lease payments for the three months ended December 31, 2006 and each of the two succeeding fiscal years through the end of the lease term are as follows: $21,600 in 2006, $86,400 in 2007, and $86,400 in 2008.

NOTE 4 - INVESTMENT IN APRECIA

On March 7, 2006, the Company purchased 2,083,333 shares of common stock of Aprecia, Inc. for $50,000 cash. At the time of purchase, the shares represented 9.98% of the issued and outstanding common stock of Aprecia. Aprecia is a privately held provider of applied artificial intelligence solutions for gaming and homeland security applications.

NOTE 5 - NOTE PAYABLE

On July 14, 2006, the Company repaid its outstanding loan payable to Amresco Commercial Finance in the principal amount of $553,542 plus accrued interest of $2,217. The remaining unamortized discount on the note of $49,414 was recognized as interest expense.

NOTE 6 - STOCKHOLDERS' EQUITY

During the nine months ended September 30, 2006, the Company issued 50,000 shares of common stock to its Board of Directors in recognition of extraordinary services rendered. These shares were valued at $12,000 ($0.24 per share).

During the nine months ended September 30, 2006, the Company granted options to purchase 53,000 shares of common stock to consultants for services rendered. These options, which vested immediately, have an exercise price ranging from $0.17 to $0.24 per share and are exercisable through June 29, 2011. These options were valued at $10,960 using the Black-Scholes option pricing model with the following assumptions: risk free interest rate ranging from 4.31% to 5.10%, dividend yield of 0.0%, volatility ranging from 131% to 135% and expected life of 5 years.

During the nine months ended September 30, 2006, the Company granted options to purchase 45,000 shares of common stock to an employee and a member of the Board of Directors for services rendered. These options, which vested immediately, have an exercise price ranging from $0.17 to $0.24 per share and are exercisable through June 29, 2011 and January 17, 2016. These options were valued at $8,342 using the Black-Scholes option pricing model with the following assumptions: risk free interest rate ranging from 4.34% to 5.10%, dividend yield of 0.0%, volatility ranging from 131% to 135% and expected life ranging from 5 to 10 years.

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

Certain information included herein contains statements that may be considered forward-looking statements such as statements relating to our anticipated revenues, gross margin and operating results, future performance and operations, plans for future expansion, capital spending, sources of liquidity and financing sources. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future, and accordingly, such results may differ from those expressed in any forward-looking statements made herein. These risks and uncertainties include, but are not limited to, those relating to our liquidity requirements, the continued growth of the lodging industry, the success of our product-development, marketing and sales activities, vigorous competition in the lodging industry, dependence on existing management, leverage and debt service (including sensitivity to fluctuations in interest rates), domestic or global economic conditions, the inherent uncertainty and costs of prolonged arbitration or litigation, and changes in federal or state tax laws or the administration of such laws. A complete discussion of these risks and uncertainties are contained in our Annual Report on Form 10-KSB for the year ended December 31, 2005, as filed with the Securities and Exchange Commission on March 31, 2006.

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

In 2005, we commenced our diversification strategy of investing in third party emerging growth companies. To this end, we have made the following investments: (i) $10,000 in Identica Holdings Corporation, or Identica, in consideration for 1,666,667 restricted shares of common stock; (ii) a loan in the amount of $150,000 to Identica in consideration for a warrant to purchase one million (1,000,000) shares of common stock, exercisable at $0.15 per share at any time through May 20, 2010; and (iii) $50,000 in Aprecia, Inc., or Aprecia, in consideration for 2,083,333 shares of common stock. We may make additional investments in promising emerging growth companies in the future. In addition, we are focusing our efforts on acquiring an operating company. As of the date of this report, we have not reached a definitive agreement for such an acquisition. Further, there can be no assurance that we will be successful in doing so.

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

We also generate revenues from maintenance and support services relating to our existing installed products. Our dependence on the lodging industry, including its guests, makes us extremely vulnerable to downturns in the lodging industry caused by the general economic environment. Such a downturn could result in fewer purchases by hotel guests of goods and services from our products installed in hotels, and accordingly lower revenues where our products are placed pursuant to a revenue sharing agreement. Time spent by individuals on travel and leisure is often discretionary for consumers and may be particularly affected by adverse trends in the general economy. The generation of revenue depends, in part, upon discretionary consumer spending and economic conditions affecting disposable consumer income such as employment, wages and salaries, business conditions, interest rates, availability of credit and taxation.

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

Our revenues over the past three years have not varied significantly as we have focused on service and maintenance of our existing installed products and have not installed new products at hotels. In 2006, we have experienced a decline in annual revenues as a result of the conclusion of certain existing revenue sharing agreements. The revenue sharing agreements that we have entered into with our hotel customers have a seven-year term. As of September 30, 2006, the average remaining life of these agreements was 18 months. By the end of fiscal 2007, a substantial number of our existing revenue sharing agreements will conclude (unless hotels elect to continue under the terms of the existing agreement, for which there are no assurances).Given the foregoing, in 2005 we commenced our diversification strategy by investing in emerging growth companies; however, we do not expect such investments to be more than 40% of the value of our total assets on an unconsolidated basis. To date we have invested in Identica, a privately held distributor and integrator of next-generation biometric security solutions, including the TechSphere hand vascular pattern biometric technology, and Aprecia, a privately held provider of applied artificial intelligence solutions for gaming and homeland security applications. We continue to explore opportunities and perform due diligence on third parties with respect to additional potential opportunities.

At this time, we have not reached a definitive agreement to make further investments, but we are focusing significant effort to the acquisition of an operating company, although there can be no assurance we will be successful in this endeavor. Over time, we may realize revenues from the sale of securities purchased from Identica, Aprecia and other third party companies, if applicable. The timing and return on such investments, however, cannot be assured.

We anticipate that we will receive more than 50% of the recurring revenues from the sale of goods and services generated by our currently installed eRoomServ refreshment centers, eRoomSafes and eRoomTray solutions under revenue-sharing agreements. Our customers receive the remainder of the recurring revenues. Previously, AMRESCO Commercial Finance, or AMRESCO, was paid from our portion of the revenues pursuant to our financing agreement with AMRESCO, relating solely to those units for which it previously provided financing. On July 14, 2006, we paid the outstanding notes payable in favor of AMRESCO. These notes payable totaled $553,542 plus accrued interest of $2,217. The unamortized discount on the note of $49,414 was recognized as interest expense. Following the payment of the notes payable, we have no further obligations with respect to AMRESCO.

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

Research and development expenses consist of payroll and related costs for hardware and software engineers, quality assurance specialists, management personnel, and the costs of materials used by our consultants in the maintenance of our existing installed products. As we have elected not to install new products at hotels, our research and development expenses were zero in the three and nine months ended September 30, 2006. We do not expect to incur research and development expenses in future periods.

In accordance with Financial Accounting Standards Board, or FASB, Statement of Financial Accounting Standards, or SFAS, No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” development costs incurred in the research and development of new software products to be sold, leased or otherwise marketed are expensed as incurred until technological feasibility in the form of a working model has been established. Internally generated capitalizable software development costs have not been material to date. For the three and nine months ended September 30, 2005, we charged our software development costs to research and development expense in our consolidated statements of operations.

Results of Operations

Comparison of Three Months Ended September 30, 2006 and 2005

Revenues

Revenue Sharing Arrangements — Our revenue from revenue sharing arrangements was $235,694 for the three months ended September 30, 2006, compared to $319,304 for the three months ended September 30, 2005, representing a decrease of $83,610, or 26.2%. The decrease in revenue from revenue sharing arrangements was due to a decrease in revenue sharing units in service during the three months ended September 30, 2006 as compared to the three months ended September 30, 2005. The decrease in revenue sharing units in service relates to certain revenue sharing agreements reaching the conclusion of the seven-year term.

Maintenance Fee Revenues — Our maintenance fee revenues were $65,516 for the three months ended September 30, 2006, compared to $87,043 for the three months ended September 30, 2005, representing a decrease of $21,527, or 24.7%. The decrease was due to a decreased number of units in service.

Product Sales — Revenues from product sales were $5,925 for the three months ended September 30, 2006, compared to $583 for the three months ended September 30, 2005, representing a increase of $5,342, or 916.3%. The increase, while significant in percentage terms, was not otherwise material given the extremely limited product sales volume.

Cost of Revenue

Cost of Revenue Sharing Revenue — Our cost of revenue sharing revenue was $111,573 for the three months ended September 30, 2006, compared to $128,665 during the three months ended September 30, 2005, representing a decrease of $17,092, or 13.3%. The decrease in cost of revenue related to a decrease in the number of revenue sharing units in service. The gross margin percentage on revenue sharing revenue was 52.7% for the three months ended September 30, 2006 and 59.7% for the three months ended September 30, 2005. The decrease in gross margin percentage was directly related to a decrease in the number of revenue sharing units in service and fixed overhead expenses comprising a higher percentage of revenue sharing revenue.

Cost of Maintenance Fee Revenue — Our cost of maintenance fee revenue was $15,554 for the three months ended September 30, 2006, compared to $15,736 for the three months ended September 30, 2005, representing a decrease of $182, or 1.2%. The decrease in our cost of maintenance fee revenue was not material. The gross margin percentage on maintenance fee revenue was 76.3% for the three months ended September 30, 2006 and 81.9% for the three months ended September 30, 2005. The decrease in gross margin percentage on maintenance fee revenue relates to the decrease in maintenance fee revenue as well as fixed overhead expense comprising a slightly higher percentage of maintenance fee revenue based upon fewer units in service.

Cost of Product Sales Revenue — Our cost of product sales revenue for the three months ended September 30, 2006 was $2,349, as compared to zero for the three months ended September 30, 2005, an increase of $2,349, or 100.0%. The gross margin percentage on revenue from product sales revenue was 60.4% for the three months ended September 30, 2006 as compared to 100.0% for the three months ended September 30, 2005. While the percentage change in cost of product sales revenue is material, given the limited product sales in the two fiscal quarters ended September 30, 2005 and 2006, the change from period to period is immaterial.

The changes and percent changes with respect to our revenues and our cost of revenue for the three months ended September 30, 2006 and 2005 are summarized as follows:

	For the Three Months Ended September 30,		Change	Percent Change
	2006	2005
REVENUE
Revenue-sharing arrangements	$235,694	$319,304	$83,610	(26.2)%
Maintenance fees	65,516	87,043	21,527	(24.7)%
Product sales	5,925	583	5,342	916.3%
Total Revenue	$307,135	$406,930	$99,795	(24.5)%

COST OF REVENUE
Revenue-sharing arrangements	111,573	128,665	17,092	(13.3)%
Maintenance	15,554	15,736	182	(1.2)%
Product sales	2,349	-	2,349	100.0%
Total Cost of Revenue	$129,476	$144,401	$14,925	(10.3)%

GROSS MARGIN PERCENTAGE
Revenue-sharing arrangements	52.7%	59.7%
Maintenance	76.3%	81.9%
Product sales	60.4%	100.0%
Total Gross Margin Percentage	57.8%	64.5%

        Although the preceding table summarizes the net changes and percent changes with respect to our revenues and our cost of revenue for the three months ended September 30, 2006 and 2005, the trends contained therein are limited and should not be viewed as a definitive indication of our future results.

Expenses and Other Income

Selling, General and Administrative — Selling, general and administrative expenses were $111,810 for the three months ended September 30, 2006, compared to $167,211 for the three months ended September 30, 2005, representing a decrease of $55,401, or 33.1%. The decrease in our selling, general and administrative expenses from the three months ended September 30, 2006 to the three months ended September 30, 2005 reflects our ongoing efforts to further reduce fixed overhead expenses and is partly due to the cost savings realized from the outsourcing of maintenance of our automated refreshment center units through Identica.

Sales tax settlement for the three months ended September 30, 2006 was $15,999 as compared to zero for the three months ended September 30, 2005, a decrease of $15,999, or 100.0%.

Interest expense for the three months ended September 30, 2006 was $68,112 as compared to $199,498 for the same period in 2005, a decrease of $131,386, or 65.9%. Gain on sale of assets was zero for the three months ended September 30, 2006 as compared to $52,624 for the same period in 2005, a decrease of $52,624, or 100.0%. Interest and other income for the three months ended September 30, 2006 was $15,169 as compared to $6,745 for the same period in 2005, an increase of $8,424, or 124.9%. Income from operations was $28,905 for the three months ended September 30, 2006, compared to a loss of $44,811 for the three months ended September 30, 2005, a change of $73,716.

Net Income Attributable to Common Stockholders

We realized net income of $28,905 during the three months ended September 30, 2006 as compared to a net loss of $42,714, an increase of $71,619.

Comparison of Nine Months Ended September 30, 2006 and 2005

Revenues

Revenue Sharing Arrangements — Our revenue from revenue sharing arrangements was $750,845 for the nine months ended September 30, 2006, compared to $896,750 for the nine months ended September 30, 2005, representing a decrease of $145,905, or 16.3%. The decrease in revenue from revenue sharing arrangements was due to a decrease in revenue sharing units in service during the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. The decrease in revenue sharing units in service relates to certain revenue sharing agreements reaching the conclusion of the seven-year term.

Maintenance Fee Revenues — Our maintenance fee revenues were $212,683 for the nine months ended September 30, 2006, compared to $254,532 for the nine months ended September 30, 2005, representing a decrease of $41,849, or 16.4%. The decrease was due to a decreased number of units in service.

Product Sales — Revenues from product sales were $60,819 for the nine months ended September 30, 2006, compared to $5,526 for the nine months ended September 30, 2005, representing an increase of $55,293, or 1,000.6%. The increase was due to the sale of refreshment centers to a hotel client upon the completion of its revenue sharing agreement in the three months ended March 31, 2006.

Cost of Revenue

Cost of Revenue Sharing Revenue — Our cost of revenue sharing revenue was $334,720 for the nine months ended September 30, 2006, compared to $385,998 during the nine months ended September 30, 2005, representing a decrease of $51,278, or 13.3%. The decrease in cost of revenue related to a decrease in the number of revenue sharing units in service. The gross margin percentage on revenue sharing revenue was 55.4% for the nine months ended September 30, 2006 and 57.0% for the nine months ended September 30, 2005. The decrease in gross margin percentage was directly related to a decrease in the number of revenue sharing units in service and fixed overhead expenses comprising a higher percentage of revenue sharing revenue.

Cost of Maintenance Fee Revenue — Our cost of maintenance fee revenue was $45,752 for the nine months ended September 30, 2006, compared to $47,554 for the nine months ended September 30, 2005, representing a decrease of $1,802, or 3.8%. The decrease in our cost of maintenance fee revenue was not material. The gross margin percentage on maintenance fee revenue was 78.5% for the nine months ended September 30, 2006 and 81.3% for the nine months ended September 30, 2005. The decrease in gross margin percentage on maintenance fee revenue relates to the decrease in maintenance fee revenue as well as fixed overhead expense comprising a slightly higher percentage of maintenance fee revenue based upon fewer units in service.

Cost of Product Sales Revenue — Our cost of product sales revenue for the nine months ended September 30, 2006 was $59,972, as compared to $1,261 for the nine months ended September 30, 2005, an increase of $58,711, or 4,655.9%. The gross margin percentage on revenue from product sales revenue was 1.4% for the nine months ended September 30, 2006 as compared to 77.2% for the nine months ended September 30, 2005. The significant decrease in gross margin percentage on product sales revenue relates to the cost of the sale of refreshment centers to a hotel client upon the completion of its revenue sharing agreement.

The changes and percent changes with respect to our revenues and our cost of revenue for the nine months ended September 30, 2006 and 2005 are summarized as follows:

	For the Nine Months Ended September 30,		Change	Percent Change
	2006	2005
REVENUE
Revenue-sharing arrangements	$750,845	$896,750	$145,905	(16.3)%
Maintenance fees	212,683	254,532	41,849	(16.4)%
Product sales	60,819	5,526	55,293	1,000.6%
Total Revenue	$1,024,347	$1,156,808	$132,461	(11.5)%

COST OF REVENUE
Revenue-sharing arrangements	334,720	385,998	51,278	(13.3)%
Maintenance	45,752	47,554	1,802	(3.8)%
Product sales	59,972	1,261	58,711	4,655.9%
Total Cost of Revenue	$440,444	$434,813	$5,631	(10.3)%

GROSS MARGIN PERCENTAGE
Revenue-sharing arrangements	55.4%	57.0%
Maintenance	78.5%	81.3%
Product sales	1.4%	77.2%
Total Gross Margin Percentage	57.0%	62.4%

Although the preceding table summarizes the net changes and percent changes with respect to our revenues and our cost of revenue for the nine months ended September 30, 2006 and 2005, the trends contained therein are limited and should not be viewed as a definitive indication of our future results.

Expenses and Other Income

Selling, General and Administrative — Selling, general and administrative expenses were $393,711 for the nine months ended September 30, 2006, compared to $465,767 for the nine months ended September 30, 2005, representing a decrease of $72,056, or 15.5%. The decrease in our selling, general and administrative expenses from the nine months ended September 30, 2006 to the nine months ended September 30, 2005 reflects our ongoing efforts to further reduce fixed overhead expenses and is partly due to the cost savings realized from the outsourcing of maintenance of our automated refreshment center units through Identica.

Research and Development Expense — Research and development expense was zero for the nine months ended September 30, 2006, compared to $1,959 for the nine months ended September 30, 2005, representing a decrease of $1,959, or 100.0%. The decrease, while significant from a percentage standpoint, is immaterial given the minimal research and development expense. The Company does not intend to undertake research and development work in the future relating to its existing business.

Sales tax settlement expense for the nine months ended September 30, 2006 was $16,467 as compared to zero for the nine months ended September 30, 2005, an increase of $16,467, or 100.0%.

Interest expense for the nine months ended September 30, 2006 was $109,946 as compared to $295,213 for the same period in 2005, a decrease of $185,267, or 62.8%. Gain on sale of assets was zero for the nine months ended September 30, 2006 as compared to $52,624 for the same period in 2005, a decrease of $52,624, or 100.0%. Interest and other income for the nine months ended September 30, 2006 was $49,898 as compared to $20,744 for the same period in 2005, an increase of $29,154, or 140.5%. Income from operations was $113,677 for the nine months ended September 30, 2006, compared to $32,424 for the nine months ended September 30, 2005, an increase of $81,253.

Net Income Attributable to Common Stockholders

We realized net income of $113,677 during the nine months ended September 30, 2006 as compared to $34,521 during the nine months ended September 30, 2005, an increase $79,156.

Liquidity and Capital Resources

At September 30, 2006, our principal sources of liquidity consisted of $1,248,770 of cash and $1,422,821 of working capital as compared to $1,316,515 of cash and $1,211,956 of working capital at December 31, 2005. In addition, our stockholders’ equity was $2,613,890 at September 30, 2006, compared to stockholders’ equity of $2,469,730 at December 31, 2005, an increase of $144,160.

Our accumulated deficit decreased from $31,646,931 at December 31, 2005 to $31,533,254 at September 30, 2006. The decrease in accumulated deficit resulted directly from the net income realized for the nine months ended September 30, 2006.

Our operations provided net cash of $481,129 during the nine months ended September 30, 2006, as compared to $597,445 of net cash provided during the nine months ended September 30, 2005. The $116,316 decrease in net cash provided by operating activities in the nine months ended September 30, 2006, as compared to the same period in 2005, is primarily related to the change of cash held in escrow of $225,000.

Investing activities for the nine months ended September 30, 2006 provided net cash of $160,376, as compared to net cash used in investing activities of $141,890 during the nine months ended September 30, 2005, an increase of $302,266. The increase in net cash used in investing activities related primarily to $50,000 of proceeds received from the sale of refreshment centers, a $110,000 decrease in purchase of investment, $86,752 of proceeds received from a note receivable, and a $57,487 change in long term deposits and restricted funds.

Financing activities used $709,250 during the nine months ended September 30, 2006 as compared to $43,611 of net cash provided by financing activities during the nine months ended September 30, 2005. The increase of $752,861 of net cash used in financing activities related primarily to principal payments on long-term debt owed to AMRESCO.

The primary source of cash during the nine months ended September 30, 2006 was the revenue sharing revenue generated by our equipment installed pursuant to revenue sharing contracts.

While we have made significant progress in further reducing our fixed overhead expenses, and we expect that the current cash on had will be sufficient to cover for the next twelve months, in the future, we may require additional capital to remain viable and to achieve our long-term business objectives. There can be no assurance that such financing will be made available, or if it is made available, on acceptable terms. If a future financing is procured in the form of equity, the shareholdings of the current stockholders of the Company will be diluted.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

See Item 303(c) of Reg. S-B

Contractual Cash Obligations and Commercial Commitments

The Company had no contractual cash obligations and commercial commitments as of September 30, 2006 either on or off balance sheet.

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

In the three months ended September 30, 2006, the Company continued its engagement of special securities counsel to provide further assistance to the Company’s officers in understanding and implementing the disclosure requirements under Regulation S-B in the Company’s Annual Reports and Quarterly Reports and other periodic filings as well as review the Company’s registration statement on Form SB-2. The engagement of special securities counsel has materially impacted the effectiveness of the Company’s disclosure controls and procedures by improving the Company’s ability to properly and adequately fulfill its disclosure obligations for its periodic reports and other SEC filings.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting that occurred during the last fiscal quarter, i.e., the three months ended September 30, 2006, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

(a)  Exhibits.

Exhibit Number	Document Name	Page
1.01	Form of Underwriting Agreement relating to the registrant’s initial public offering that closed on August 9, 2000	(3)
2.01	Agreement and Plan of Reorganization by and between RoomSystems International Corporation and RoomSystems, Inc. dated December 31, 1999	(1)
2.02	Transfer Pricing Agreement by and between RoomSystems International Corporation and RoomSystems, Inc. dated December 31, 1999	(1)
3.01	Amendment and Restatement of Articles of Incorporation	(1)
3.02	Certificate of Correction dated May 30, 2000	(2)
3.03	Amended and Restated Certificate of Designation, Preferences, Rights and Limitation of Series A convertible preferred stock	(1)
3.04	Amended and Restated Certificate of Designation, Preferences, Rights and Limitation of Series B convertible preferred stock	(1)
3.05	Certificate of Designation, Preferences, Rights and Limitation of Series C convertible preferred stock	(1)
3.06	Amended and Restated Bylaws	(2)
3.07	Second Amendment and Restatement of Articles of Incorporation	(3)
3.08	Second Amended and Restated Bylaws	(3)
4.01	Form of Common Stock Certificate	(1)
4.02	Form of Certificate for Series A convertible preferred stock	(1)
4.03	Form of Certificate for Series B convertible preferred stock	(1)
4.04	Form of Certificate for Series C convertible preferred stock	(1)
10.01	Amended and Restated 2000 Stock Option and Incentive Plan	(2)
10.02	Lease Agreement by and between RoomSystems Finance Corporation and 3770 Howard Hughes Parkway Associates Limited Partnership dated October 8, 1997	(1)
10.02A	Exhibits to Lease Agreement by and between RoomSystems Finance Corporation and 3770 Howard Hughes Parkway Associates Limited Partnership dated October 8, 1997	(2)
10.03	Lease Agreement by and between RoomSystems, Inc. and Pam Joy Realty, Inc. dated October 10, 1997	(2)
10.04	Master Corporate Agreement by and between Innco Corporation and RoomSystems, Inc. dated April 6, 1998	(1)
10.04A	Exhibits to Master Corporate Agreement by and between Innco Corporation and RoomSystems, Inc. dated April 6, 1998	(2)
10.05	Indemnification Agreement by and between RoomSystems, Inc. and Alan C. Ashton dated August 17, 1999	(1)
10.06	Agreement of Understanding by and between RoomSystems, Inc. and Ash Capital, LLC, C&W/RSI Partners, LLC, SKM Investment, LLC and Thunder Mountain Investments, LC dated August 17, 1999	(1)
10.06A	Exhibits to Agreement of Understanding by and between RoomSystems, Inc. and Ash Capital, LLC, C&W/RSI Partners, LLC, SKM Investment, LLC and Thunder Mountain Investments, LC dated August 17, 1999	(2)

Exhibit Number	Document Name	Page
10.07	First Amendment to Agreement of Understanding by and between RoomSystems, Inc. and Ash Capital, LLC, C&W/RSI Partners, LLC, SKM Investment, LLC and Thunder Mountain Investments, LC dated September 30, 1999	(1)
10.08	Promissory Note Repurchase Agreement by and between Steven L. Sunyich and RoomSystems, Inc. dated September 1, 1999	(1)
10.09	Indemnification Agreement by and between RSi BRE, Inc. and Donnelly Prehn dated September 27, 1999	(1)
10.10	Equipment Transfer Agreement by and between RoomSystems, Inc., RoomSystems International Corporation, RSi BRE, Inc. and RSG Investments, LLC dated September 28, 1999	(1)
10.10A	Exhibits to Equipment Transfer Agreement by and between RoomSystems, Inc., RoomSystems International Corporation, RSi BRE, Inc. and RSG Investments, LLC dated September 28, 1999	(2)
10.11	Amendment to Equipment Transfer Agreement by and between RoomSystems, Inc., RoomSystems International Corporation, RSi BRE, Inc. and RSG Investments, LLC dated November 23, 1999	(1)
10.12	Conversion Agreement by and between Steven L. Sunyich and RoomSystems, Inc. dated December 30, 1999	(1)
10.13	Loan and Security Agreement by and between RoomSystem Technologies, Inc. and Ash Capital, LLC dated February 15, 2000	(1)
10.13A	Exhibits to Loan and Security Agreement by and between RoomSystem Technologies, Inc. and Ash Capital, LLC dated February 15, 2000	(2)
10.14	Letter Agreement by and between eRoomSystem Technologies, Inc. and Hall Communications, Inc. dated March 30, 2000	(1)
10.15	Form of Hotel Revenue-Sharing Lease Agreement	(2)
10.16	Form of Noncompetition and Nondisclosure Agreement (Sales)	(1)
10.17	Form of Consulting Agreement	(1)
10.18	Form of Sales Representation Agreement	(1)
10.19	Form of Executive Employment Agreement	(1)
10.20	Form of Offshore Loan Subscription Agreement dated as of April 13, 2000	(1)
10.21	Form of Secured Subordinated Promissory Note dated as of April 13, 2000	(1)
10.22	Form of Installation, Co-Maintenance and Software Licensing and Upgrade Agreement	(2)
10.23	+ Master Business Lease Financing Agreement by and among AMRESCO Leasing Corporation, eRoomSystem SPE, Inc., RoomSystems, Inc. and eRoomSystem Technologies, Inc. dated May 11, 2000	(4)
10.24	Indemnification Agreement by and between eRoomSystem Technologies, Inc. and John J. Prehn dated May 31, 2000	(2)
10.25	Amended and Restated Executive Employment Agreement of Steven L. Sunyich dated June 6, 2000	(2)
10.26	Second Amended and Restated Executive Employment Agreement of Steven L. Sunyich dated July 12, 2000	(3)
10.27	Amended and Restated Executive Employment Agreement of Derek K. Ellis dated July 12, 2000	(3)
10.28	Executive Employment Agreement of Stephen M. Nelson dated July 12, 2000	(4)

Exhibit Number	Document Name	Page
10.29	Amended and Restated Executive Employment Agreement of Gregory L. Hrncir dated July 12, 2000	(3)
10.30	Shareholders’ Agreement and Proxy by and among Ash Capital, LLC, RoomSystems, Inc. and certain stockholders of RoomSystems, Inc. dated August 17, 1999	(1)
10.31	Employment Agreement of David S. Harkness dated as of December 20, 2000	(6)
10.32	Employment Agreement of Stephen M. Nelson dated as of January 29, 2001	(7)
10.33	Employment Agreement of Derek K. Ellis dated as of January 29, 2001	(7)
10.34	Employment Agreement of Gregory L. Hrncir dated as of January 29, 2001	(7)
10.35	Amended and Restated Master Business Lease Financing Agreement by and among AMRESCO Leasing Corporation, eRoomSystem SPE, Inc., RoomSystems, Inc. and eRoomSystem Technologies, Inc. dated February 23, 2001	(7)
10.36	Employment Agreement of David S. Harkness dated as of December 31, 2001	(8)
10.37	Consulting Agreement by and between eRoomSystem Technologies, Inc. and Ash Capital, LLC dated as of December 31, 2001	(8)
10.38	Stock Purchase Agreement by and between eRoomSystem Technologies, Inc. and Ash Capital, LLC dated November 8, 2002	(9)
10.39	Secured Convertible Promissory Note issued in favor of Ash Capital, LLC dated November 8, 2002.	(9)
10.40	Note Purchase Agreement between eRoomSystem Technologies, Inc., Gestetner Group, LLC and Other Lenders dated October 1, 2003	(10)
10.41	Amendment Agreement between eRoomSystem Technologies, Inc., eRoomSystem Services, Inc., eRoomSystem SPE, Inc., RSi BRE, Inc., AMRESCO Commercial Finance, Inc., AMRESCO Leasing Corporation and Gestetner Group, LLC dated October 1, 2003	(10)
10.42	Agency Agreement between Gestetner Group, LLC and Other Lenders dated October 1, 2003	(10)
10.43	Warrant to Purchase Shares of Common Stock issued in favor of AMRESCO Commercial Finance, Inc. dated October 1, 2003	(10)
10.44	Warrant to Purchase Shares of Common Stock issued in favor of Ash Capital, LLC dated October 1, 2003	(10)
10.45	Intercreditor and Collateral Agency Agreement between Gestetner Group, LLC, Ash Capital, LLC and eRoomSystem Technologies, Inc. dated October 1, 2003	(10)
10.46	Investors Rights Agreement between eRoomSystem Technologies, Inc., Ash Capital, LLC, and certain security holders dated October 1, 2003	(10)
10.47	Termination and Release Agreement between eRoomSystem Technologies, Inc. and David S. Harkness dated October 1, 2003	(10)
10.48	Termination and Release Agreement between eRoomSystem Technologies, Inc. and Gregory L. Hrncir dated October 1, 2003	(10)
10.49	Consulting Agreement between eRoomSystem Technologies, Inc. and Gregory L. Hrncir dated October 1, 2003	(10)
10.50	Termination and Release Agreement between eRoomSystem Technologies, Inc. and Derek K. Ellis dated October 1, 2003	(10)
10.51	Consulting Agreement between eRoomSystem Technologies, Inc. and DM Family Limited Partnership dated October 1, 2003	(10)

Exhibit Number	Document Name	Page
10.52	Secured Convertible Promissory Note issued in favor of Adele Schwarty dated October 1, 2003	(10)
10.53	Secured Convertible Promissory Note issued in favor of David Heller dated October 1, 2003	(10)
10.54	Secured Convertible Promissory Note issued in favor of Evelyn Gestetner dated October 1, 2003	(10)
10.55	Secured Convertible Promissory Note issued in favor of Frieda Wolman dated October 1, 2003	(10)
10.56	Secured Convertible Promissory Note issued in favor of Gestetner Group, LLC dated October 1, 2003	(10)
10.57	Secured Convertible Promissory Note issued in favor of Hannah Sarah Frenkel dated October 1, 2003	(10)
10.58	Secured Convertible Promissory Note issued in favor of Helmsbridge Holdings Limited dated October 1, 2003	(10)
10.59	Secured Convertible Promissory Note issued in favor of Leah Weinstein dated October 1, 2003	(10)
10.60	Secured Convertible Promissory Note issued in favor of Liba Pappenheim dated October 1, 2003	(10)
10.61	Secured Convertible Promissory Note issued in favor of Maurice B. Brenig dated October 1, 2003	(10)
10.62	Secured Convertible Promissory Note issued in favor of Rose Kaminer dated October 1, 2003	(10)
10.63	Warrant to Purchase Shares of Common Stock issued in favor of Adele Schwarty dated October 1, 2003	(10)
10.64	Warrant to Purchase Shares of Common Stock issued in favor of David Heller dated October 1, 2003	(10)
10.65	Warrant to Purchase Shares of Common Stock issued in favor of Evelyn Gestetner dated October 1, 2003	(10)
10.66	Warrant to Purchase Shares of Common Stock issued in favor of Frieda Wolman dated October 1, 2003	(10)
10.67	Warrant to Purchase Shares of Common Stock issued in favor of Gestetner Group, LLC dated October 1, 2003	(10)
10.68	Warrant to Purchase Shares of Common Stock issued in favor of Hannah Sarah Frenkel dated October 1, 2003	(10)
10.69	Warrant to Purchase Shares of Common Stock issued in favor of Helmsbridge Holdings Limited dated October 1, 2003	(10)
10.70	Warrant to Purchase Shares of Common Stock issued in favor of Leah Weinstein dated October 1, 2003	(10)
10.71	Warrant to Purchase Shares of Common Stock issued in favor of Liba Pappenheim dated October 1, 2003	(10)
10.72	Warrant to Purchase Shares of Common Stock issued in favor of Maurice B. Brenig dated October 1, 2003	(10)
10.73	Warrant to Purchase Shares of Common Stock issued in favor of Rose Kaminer dated October 1, 2003	(10)
10.74	Secured Promissory Note issued in favor of eRoomSystem Technologies, Inc. by Identica Corporation dated May 23, 2005	(11)
10.75	Security Agreement by and between eRoomSystem Technologies, Inc. and Identica Corporation dated May 23, 2005.	(11)
10.76	Warrant issued in favor of eRoomSystem Technologies, Inc. by Identica Corporation dated May 23, 2005.	(11)

Exhibit Number	Document Name	Page
10.77	Asset Purchase Agreement between eRoomSystem Technologies, Inc. and Identica Corporation dated September 7, 2005	(12)
10.78	Professional Services Agreement between eRoomSystem Technologies, Inc. and Identica Corporation dated September 7, 2005	(12)
21.01	List of Subsidiaries	66
31	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)
32	Certification of President and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
(1)	Previously filed as an exhibit to the registrant’s Registration Statement on Form SB-2, as filed with the Commission on April 14, 2000.
(2)	Previously filed as an exhibit to the registrant’s Pre-Effective Amendment No. 1 to its Registration Statement on Form SB-2, as filed with the Commission on June 9, 2000.
(3)	Previously filed as an exhibit to the registrant's Pre-Effective Amendment No. 2 to its Registration Statement on Form SB-2, as filed with the Commission on July 14, 2000.
(4)	Previously filed as an exhibit to the registrant's Pre-Effective Amendment No. 3 to its Registration Statement on Form SB-2, as filed with the Commission on July 19, 2000.
(5)	Previously filed as an exhibit to the registrant’s Registration Statement on Form SB-2, as filed with the Commission on December 22, 2000.
(6)	Previously filed as an exhibit to the registrant’s Pre-Effective Amendment No. 1 to its Registration Statement on Form SB-2, as filed with the Commission on February 5, 2000.
(7)	Previously filed as an exhibit to the registrant’s Annual Report on Form 10-KSB, as filed with the Commission on April 2, 2001.
(8)	Previously filed as an exhibit to the registrant’s Annual Report on Form 10-KSB, as filed with the Commission on April 1, 2002.
(9)	Previously filed as an exhibit to the registrant’s Quarterly Report on Form 10-QSB, as filed with the Commission on November 14, 2002.
(10)	Previously filed as an exhibit to the registrant’s Annual Report on Form 10-KSB, as filed with the Commission on March 30, 2004.
(11)	Previously filed as an exhibit to the registrant’s Current Report on Form 8-K, as filed with the Commission on May 25, 2005.
(12)	Previously filed as an exhibit to the registrant’s Current Report on Form 8-K, as filed with the Commission on September 13, 2005.
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

eRoomSystem Technologies, Inc.
(Registrant)

Date: November 14, 2006	By:	/s/ David A. Gestetner
David A. Gestetner
Its:		Chief Executive Officer and President