Form 10KSB
period 2006-12-31
EROOMSYSTEM TECHNOLOGIES INC
filed 2007-03-27
CIK 1110361

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB


|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                   For the fiscal year ended            December 31, 2006
                                                  ------------------------------

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                   For the transition period from              To
                                                 --------------   --------------

                   Commission file number               000-31037
                                         ---------------------------------------

                         eRoomSystem Technologies, Inc.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

               Nevada                                87-0540713
-----------------------------------    -----------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
  incorporation or organization)

   1072 Madison Ave., Lakewood, NJ                     08701
-----------------------------------    -----------------------------------------
(Address and telephone number of                      (Zip Code)
   principal executive offices)

Issuer's telephone number: (732) 730-0116
                                           -------------------------------------

           Securities registered pursuant to Section 12(b) of the Act:

       Title of each class          Name of each exchange on which registered
-----------------------------    -----------------------------------------------
-----------------------------    -----------------------------------------------

          Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.001 par value
--------------------------------------------------------------------------------
                              (Title of each class)

--------------------------------------------------------------------------------
                              (Title of each class)

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

      State issuer's revenues for its most recent fiscal year: $1,337,485

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                                                  Yes |X| No |_|

      State the aggregate market value of voting stock held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. $4,301,669 ($0.18 per share as of March 1, 2007).

      State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Common Stock, $.001 par value        23,898,165 shares as of March 1, 2007

DOCUMENTS INCORPORATED BY REFERENCE

      None.

Transitional Small Business Disclosure Format (check one):

      Yes |_| No |X|

                                TABLE OF CONTENTS

PART I                                                                         1
ITEM 1.          DESCRIPTION OF BUSINESS                                       1
ITEM 2.          DESCRIPTION OF PROPERTY                                       6
ITEM 3.          LEGAL PROCEEDINGS                                             6
ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS           6

PART II                                                                        6
ITEM 5.          MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS      6
ITEM 6.          MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION     7
ITEM 7.          FINANCIAL STATEMENTS                                         21
ITEM 8.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                 ACCOUNTING AND FINANCIAL DISCLOSURE                          37
ITEM 8A.         CONTROLS AND PROCEDURES                                      37
ITEM 8B.         OTHER INFORMATION                                            38

PART III                                                                      38
ITEM 9.          DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
                 PERSONS; COMPLIANCE WITH SECTION 16(a) OF
                 THE EXCHANGE ACT                                             38
ITEM 10.         EXECUTIVE COMPENSATION                                       39
ITEM 11.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                 MANAGEMENT                                                   40
ITEM 12.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
                 DIRECTOR INDPENDENCE                                         42
ITEM 13.         EXHIBITS AND REPORTS ON FORM 8-K                             44
ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES                       44
SIGNATURES                                                                    45
EXHIBIT INDEX                                                                 46

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

      Currently, we have more than 10,000 eRoomServ refreshment centers, and over 6,000 eRoomSafes installed at over 30 hotel properties. Of this amount, approximately 5,000 refreshment centers and 3,500 eRoomSafes are installed pursuant to revenue sharing or fixed-payment agreements. At the present time, we do not intend to install new products at hotels, but will continue to maintain our existing product placements on revenue sharing contracts through the end of such contracts. We anticipate that future placements of eRoomServ refreshment centers and eRoom Safes in new hotels, if any, will be limited to the continued deployment of such products at hotels following the maturity of their respective revenue sharing agreements.

      Summary of Our Diversification Initiatives

      In addition to our core competencies noted above, in May 2005 we commenced our diversification plan by investing in Identica Holdings Corporation, or Identica, a privately held distributor and integrator of next-generation biometric security solutions, including the TechSphere hand vascular pattern biometric technology. Specifically, we invested $10,000 in Identica by purchasing 1,666,667 shares of common stock, or $0.006 per share. Our $10,000 investment in Identica represented 10% of Identica's then issued and outstanding capital stock on a fully-diluted basis. In addition, we provided a loan to Identica in the amount of $150,000. The loan is secured by a security interest in all the assets of Identica and is evidenced by a promissory note. In consideration for making the loan, we were issued a warrant to purchase one million (1,000,000) shares of common stock of Identica, exercisable at $0.15 per share at any time through May 20, 2010.

      On September 7, 2005, Identica purchased certain assets of our wholly owned subsidiary, eRoomSystem Services, Inc., a Nevada corporation, or eRoomServices, pursuant to an Asset Purchase Agreement, or the Purchase Agreement. Specifically, the assets sold consisted of furniture and computer equipment held by eRoomServices, as well as a perpetual license to our web technologies package utilized by our personnel in the maintenance of automated refreshment centers, electronic safes and energy management products, or the Equipment, installed at hotels. The Purchase Agreement provided that Identica pay us sixty thousand ($60,000) dollars for the assets, which amount was evidenced by a one-year note bearing interest at the rate of eight percent (8%) per annum, compounded monthly, or the Note. Under the terms of the Note, Identica would make seven (7) principal and interest payments in the amount of $9,098 per month, commencing on the six-month anniversary of the Note.

      In addition, on September 7, 2005, the Company and Identica entered into a Professional Services and Support Agreement (the "Services Agreement") whereby Identica employed the technical personnel of eRoomServices. In conjunction therewith, eRoomServices continued to be responsible, for a period of six (6) months from the date of the Agreement, for all expenses less seven thousand ($7,000) dollars per month related to such technical personnel. Commencing on the six-month anniversary of the Agreement, Identica is now solely responsible for all fixed and variable expenses associated with the technical personnel and the Salt Lake City facility, including the lease of the existing premises. However, we have retained the rights to part of the offices located at the facility. The terms of the Services Agreement provide that Identica shall, at all times, ensure that the Company receives first priority with respect to the ongoing maintenance of the Equipment by the technical personnel. eRoomServices will continue to exist as a wholly owned subsidiary of the Company and all existing contracts by and between eRoomServices and its hotel clients shall remain outstanding.

      On October 31, 2005, we loaned an additional fifty thousand ($50,000) dollars to Identica, evidenced by a promissory note that bore no interest and matured on January 31, 2006. This promissory note has been repaid.

      In March 2006, we invested the sum of $50,000 in a private placement of Aprecia, LLC, or Aprecia, prior to its recent registration statement that became effective in January, 2007, a provider of applied artificial intelligence solutions for gaming and homeland security applications. Aprecia's MonitorPlus solution automatically examines large amounts of transaction data and issues alerts upon discovery of potential fraud and potential money-laundering. In consideration for our investment, we received 2,083,333 shares of common stock of Aprecia, which at the time of issuance constituted 12% of Aprecia's issued and outstanding common stock.

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

      Our eRoomServ refreshment center and eRoomTray communicate through the eRoomSystem, which uses the hotel property's existing telephone lines, network cabling or cable television lines. Our eRoomServ refreshment centers and eRoomTray operate as follows:

      o A hotel guest selects a beverage or snack from our eRoomServ refreshment center or eRoomTray;

      o The purchase is either immediately confirmed on the liquid crystal display and acknowledged with an audible beep or subject to a countdown of a predetermined (by the hotel) number of seconds prior to purchase confirmation;

      o Upon confirmation, the transaction information, such as product type, price and time of purchase, is simultaneously transferred to the eRoomSystem file server;

      o The eRoomSystem file server communicates on a real-time basis with the hotel's property management system and periodically with our eRoomSystem master file server located at our headquarters; and

      o The hotel's property management system posts the purchase to the hotel guest's room account.

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

      eRoomSafe

      Our eRoomSafes are electronic in-room safes offered in conjunction with our eRoomSystem. The eRoomSafes have storage space large enough for laptop computers, video cameras and briefcases and include an encrypted electronic combination that can be changed by the hotel guest. The eRoomSafes utilize the eRoomSystem to interface with the eRoomSystem file server that communicates with the hotel's property management system.

      The following diagram represents the structure and communications network of our eRoomSystem, the eRoomSystem file server, the hotel property management system, and the eRoomSystem master file server:

                                   [DIAGRAM]


      Our eRoomTray is an ambient tray for dry goods. The eRoomTray has a terraced design and can hold three, to more than twenty, different products. The eRoomTray utilizes cross-sensing technology that provides significant flexibility in product selection for hotels. The eRoomTray uses the visible countdown timer located on the liquid crystal display of the eRoomServ Refreshment Center. This solution allows the hotel to sell music CD's souvenirs, disposable cameras, maps, snacks and other profitable items. The eRoomTray is unique in that it can generally be located anywhere in a guestroom.

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

      eRoomData Management

      One of the byproducts of our technology is the information we have collected since our first product installation. To date, we have collected several million room-nights of data. The eRoomSystem file server collects information regarding the usage of our eRoomServ refreshment centers on a real-time basis. We use this information to help our customers increase their operational efficiencies. The information we obtain is unique because we are able to categorize the information according to specific consumer buying patterns and demographics.

      The information we collect is currently offered to our customers as part of our service and maintenance agreement, including specific information about their guests' buying patterns and non-confidential information about other hotels in similar geographic regions. To this end, our hotel clients benefit in various ways from the information we provide. The hotels are responsible for restocking the goods sold from our refreshment centers and the real-time sales data generated by our refreshment centers helps the hotel maximize personnel efficiencies. The transfer of sales data to the hotel prevents guest pilferage and minimizes disputes over refreshment center usage, both of which are prevalent in the lodging industry, particularly with non-automated units. Finally, the ability to track product sales performance allows the hotel to stock the refreshment centers with more popular items, which generally leads to increased sales of product from the refreshment centers. Our system can provide reports on daily restocking requirements, daily, monthly and annual product sales statistics, overnight audits, inventory control and a variety of customized reports.

      Research and Development

      At the core of our products and services is our proprietary software and hardware that make up our eRoomSystem. Currently, we have suspended all further research and development projects in conjunction with our existing product line. We do not expect to undertake research and development projects in the future.

      Sales and Marketing

      Currently, we have more than 10,000 eRoomServ refreshment centers, and over 6,000 eRoomSafes installed at over 30 hotel properties. Of this amount, approximately 5,000 refreshment centers and 3,500 eRoomSafes are installed pursuant to revenue sharing or fixed-payment agreements. Our sales and marketing efforts have been eliminated with respect to new product placements, and we do not expect to re-commence such efforts in the future. However, we may redeploy products following the maturity of certain outstanding revenue sharing agreements.

      Manufacturing

      We do not anticipate the placement of new products in the future and, accordingly, the manufacture of our products has become immaterial. We will continue to service our existing products placed pursuant to existing revenue sharing and maintenance agreements.

      Competition

      The market for in-room amenities in the lodging industry is quite competitive, and the competition has further intensified in recent years. Management has made the decision to cease placing new products in the field and focus on servicing our existing client base. If we decide to redeploy products following the maturity of certain outstanding revenue sharing agreements, we will be subject to significant competition in doing so from our historical competitors, including Bartech, MiniBar America and Dometic, among others.

      Intellectual Property

      We rely on a combination of trademark and copyright law, trade secret protection and confidentiality and/or license agreements with our employees, customers and business partners to protect our proprietary rights in our products, services, know-how and information. We currently hold one patent, Patent No. 4,939,352, filed under the name "Credit Card Storage System," which protects the use of our credit card technology. This patent expires on July 2, 2007. This patent has not been highly utilized by us.

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

      Our proprietary software consists of three modules and provides the operating system for our eRoomSystem. The first module is an operating system that permits messages to be scrolled on the flat panel display of our eRoomSystem and allows hotel guests to interface with our products. The second module is a Windows(R) based program that provides a communication link between our eRoomSystem, our products, our eRoomSystem hotel file server and the hotel's property management system. The third module is a Windows(R) based program that collects data from our eRoomSystem hotel file server and produces a wide-variety of management and operational reports. Three years ago, we introduced our eRoomSystem version 4 software and thereafter our newest version 4.1 software. All but one of our existing hotel clients are utilizing our version 4.1 software that provides users with a friendly, easy-to-learn graphical environment which generally expands the report generating capabilities of the property.

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

      eRoomSystem Services is our service and maintenance subsidiary that installs all of our products, provides electronic software upgrades to our customers, provides customer service and maintenance for our products and trains hotel personnel on the use and maintenance of our products. Pursuant to a series of agreements entered into with Identica in 2005, we sold furniture and computer equipment, as well as a perpetual license to our web technologies package utilized by our personnel in the maintenance of automated refreshment centers, electronic safes and energy management products installed at hotels. In addition, the technical personnel, formerly employed by us for the purpose of servicing our existing products installed at hotels, have been hired by Identica. We continue to use these individuals for our entire product servicing needs pursuant to the Professional Services Agreement between us and Identica detailed above.

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

      eRoomSystem SPE was formed as part of our long-term financing arrangement with AMRESCO Leasing Corporation, which was terminated in August 2002. eRoomSystem SPE owns all of the equipment previously funded by AMRESCO under our revenue-sharing program, consisting of nine properties comprising 2,775 eRoomServ refreshment centers and 2,622 eRoomSafes. AMRESCO had taken a senior security interest in all of the assets of eRoomSystem SPE. We control eRoomSystem SPE and its financial results are consolidated with those of eRoomSystem Technologies and eRoomSystem Services. On July 14, 2006, the Company repaid the full amount due and owing under the financing arrangement.

      Government Regulation

      We are subject to laws and regulations applicable to businesses generally, as well as to laws and regulations directly applicable to the lodging industry and minibars in particular. These laws and regulations relate to qualifying to do business in the various states and in foreign nations in which we currently have, or propose to have, our products.

      Apart from laws and regulations applicable to us, some of our existing and potential customers are subject to additional laws or regulations, such as laws and regulations related to liquor and gaming, which may have an adverse effect on our operations. Due to the licensing requirements relating to the sale of alcohol in each state, the failure of any of our revenue-sharing partners to obtain or maintain its liquor license would result in the loss of revenue for our revenue-sharing partner and us. In addition, due to the heightened hotel-casino regulatory environment and our ongoing revenue-sharing agreements with hotel-casinos, our operations may be subject to review by a hotel-casino's compliance committee to verify that its involvement with us would not jeopardize its gaming license. The regulatory compliance committee of a hotel-casino has broad discretion in determining whether or not to approve a transaction with a third party, which review typically includes the character, fitness and reputation of the third party and its officers, directors and principals. If our history or operations present problems for a hotel-casino, we would either have to expend resources to address or eliminate the concerns or forego the business.

      Employees

      We currently employ two full-time employees and have one consultant. In addition, pursuant to the Professional Services Agreement with Identica, we utilize their technical support team in the service and maintenance of our existing installed products. None of our employees are subject to a collective bargaining agreement.


ITEM 2.  DESCRIPTION OF PROPERTY.

      We currently utilize an office and warehouse space in Salt Lake City, Utah pursuant to our Professional Services Agreement with Identica. We maintain all inventory and replacement parts at this facility. In addition, we lease approximately 600 square feet of office space at 1072 Madison Ave., Lakewood, NJ 08701. This lease is month-to-month and the monthly lease rate is $600.

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

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      Our authorized capital stock consists of 50,000,000 shares of common stock, $0.001 par value; 5,000,000 shares of preferred stock, $0.001 par value including; 500,000 shares of Series A convertible preferred stock, $0.001 par value; 2,500,000 shares of Series B convertible preferred stock, $0.001 par value; 2,000,000 shares of Series C convertible preferred stock, $0.001 par value; and 2,777,778 shares of Series D convertible preferred stock, $0.001 par value. Our current authorized capital was effected through an amendment and restatement of our articles of incorporation on March 29, 2000, and the filing of a Certificate of Rights, Preferences and Privileges relating to the Series D convertible preferred stock in November 2002. As of March 1, 2007, there were 23,898,165 shares of common stock outstanding and no shares of any class of preferred stock outstanding.

      High And Low Closing Sale Prices Of Our Common Stock

      Prior to August 3, 2000, there was no public market for our common stock. In conjunction with our initial public offering, our common stock was accepted for listing on the NASDAQ SmallCap Market under the trading symbol "ERMS". In April 2003, our common stock was delisted from the NASDAQ SmallCap market. Our common stock is currently quoted on the Over-The-Counter Bulletin Board under the same symbol. As of March 1, 2007, there were approximately 400 stockholders of record holding our outstanding common stock.

      The following table sets forth the high and low bid information of our common stock, as quoted on the Over The Counter Bulletin Board (which quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions) for each quarter during the period January 1, 2005 through December 31, 2006:


Calendar Quarter Ended             Low           High
----------------------          --------       --------
   March 31, 2005               $   0.22       $   0.35
   June 30, 2005                $   0.19       $   0.48
   September 30, 2005           $   0.30       $   0.44
   December 31, 2005            $   0.17       $   0.40
   March 31, 2006               $   0.17       $   0.30
   June 30, 2006                $   0.22       $   0.29
   September 30, 2006           $   0.13       $   0.27
   December 31, 2006            $   0.11       $   0.17

      The last reported price of our common stock on the Over-The-Counter Bulletin Board on March 1, 2007 was $0.18 per share. We are not aware of any public market for our options or warrants.

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

      Recent Sales of Unregistered Securities; Use of Proceeds

      On November 8, 2002, we issued a promissory note to Ash Capital, LLC for proceeds of up to $322,500 (the "Ash Capital Note"). The note bears interest at 8%. The principal and interest were originally due on November 8, 2003. All past due amounts and accrued interest thereon bear interest at 18%. The Company transferred $25,000 from an accounts payable due to Ash Capital, which increased the principal amount of the promissory note to $347,500. According to the terms of the note, principal and accrued interest on the promissory note could convert into Series D Convertible Preferred Stock at $0.90 per share. Each share of the Series D Convertible Preferred Stock is convertible into six shares of common stock, at the rate of $0.15 per share of Series D Preferred Stock. The promissory note could be converted into 17.8% of the lesser of the authorized capital stock or the outstanding capital stock of the Company.

      On October 1, 2003, Ash Capital, LLC agreed to amend the terms of its secured convertible promissory note with us to (i) extend the maturity date to the earlier of November 8, 2007 or the maturity date of the Notes issued to Gestetner Group, LLC and certain third parties and (ii) include as an additional event of default any default by us of the secured convertible promissory notes with Gestetner Group, LLC and certain third parties. In addition, we issued Ash Capital, LLC a contingent warrant to purchase shares of common stock, exercisable at $0.13 per share through October 1, 2008. The terms of the warrant provided Ash Capital, LLC may purchase seven percent of the aggregate number of shares of the Company's common stock issued to and held on that date by any of the Note Holders from the October 1, 2003 funding in excess of 10,000,000 common shares. We have utilized all monies loaned by Ash Capital, LLC for our business operations.

      On October 1, 2003, we issued secured convertible promissory notes in the original principal amount of $250,000 (the "Notes"), collectively, to Gestetner Group, LLC, a New Jersey limited liability company, and several third parties, the Noteholders. David A. Gestetner, our Chief Executive Officer and President is the Managing Member of the Gestetner Group, LLC. The terms of the Notes include (i) for interest to accrue at the rate of 8% per annum, (ii) a maturity date of the earlier of (a) October 1, 2008, (b) the date of approval of the Board of Directors regarding the merger of the Company with or into any third party or the sale of all or substantially all of our assets, or (c) the date of the closing of any financing (other than commercial credit facilities), the gross proceeds of which are at least $1,000,000 and (iii) the right of the Noteholders, at any time, to convert all outstanding principal and accrued and unpaid interest into shares of our common stock at the rate of $0.05 per share; provided, however, that we shall have the right to not permit the conversion if such conversion would result in the Noteholders holding, in the aggregate and on a fully-diluted basis, more than 49% of our outstanding common stock. In addition, the Noteholders have been issued, collectively, warrants to purchase 5,000,000 shares of our common stock, exercisable at $0.05 per share at any time through October 1, 2008. We used the proceeds provided by the Noteholders for our business operations.

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


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

      Overview

      Our core business was the development and installation of an intelligent, in-room computer platform and communications network, or the eRoomSystem, for the lodging industry. The eRoomSystem is a computerized platform and processor-based system designed to collect and control data. The eRoomSystem supports our fully automated and interactive eRoomServ refreshment centers, eRoomSafes, eRoomEnergy products, and the eRoomTray. In 2005, we commenced our diversification strategy of investing in third party emerging growth companies. To this end, we have made investments totaling $60,000, consisting of $10,000 in Identica Holdings Corporation and $50,000 in Aprecia, LLC. In addition, we have loaned Identica $150,000 in cash. The loan is secured by a security interest in all the assets of Identica and is evidenced by a promissory note. In consideration for making the loan, we were issued a warrant to purchase one million (1,000,000) shares of common stock of Identica, exercisable at $0.15 per share at any time through May 20, 2010. We may make additional investments in promising emerging growth companies, and potentially acquire an operating company if the opportunity arises.

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

      Our revenues over the past few years have been fairly stable as we have focused on service and maintenance of our existing installed products and have not installed new products at hotels. Over time, our revenues relating to our installed products will decline as existing revenue sharing agreements conclude. Given the foregoing, in 2005 we commenced our diversification strategy to invest in emerging growth companies. To date we have invested in Identica Holdings Corporation, a privately held distributor and integrator of next-generation biometric security solutions, including the TechSphere hand vascular pattern biometric technology, and Aprecia, LLC, a provider of applied artificial intelligence solutions for gaming and homeland security applications. We continue to explore opportunities and perform due diligence on third parties with respect to additional potential investments. At this time, we have not reached a definitive agreement to make further investments. In addition, we may acquire an operating company in the future if the opportunity arises. Over time, we may realize revenues from the sale of securities purchased from Identica, Aprecia and other third party companies in the future, if applicable. The timing and return on such investments, however, cannot be assured.

      We anticipate that we will receive more than 50% of the recurring revenues from the sale of goods and services generated by our currently installed eRoomServ refreshment centers, eRoomSafes and eRoomTray solutions under revenue-sharing agreements. Our customers receive the remainder of the recurring revenues.

      No new products were installed during the years ended December 31, 2006 and 2005.

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

      Our installation, maintenance and license agreements stipulate that we collect a maintenance fee per eRoomServ refreshment center per day, payable on a monthly basis. Our objective is to generate gross profit margins of approximately 50% from our maintenance-related revenues. We base this expectation on our historical cost of maintenance of approximately $0.04 per unit per day and, pursuant to our maintenance agreements, our projected receipt of generally not less than $0.08 per unit per day.

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

      Research and development expenses consist of payroll and related costs for hardware and software engineers, quality assurance specialists, management personnel, and the costs of materials used by our consultants in the maintenance of our existing installed products. As we have elected not to install new products at hotels, there were no research and development expenses in fiscal year 2006 and we do not expect this to change in the future periods.

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

      Results of Operations

      The following table sets forth selected statement of operations data as a percentage of total revenues for the years indicated:

                                              Fiscal Years ended December 31,
                                                     2006       2005
                                                     ----       ----
Statement of Operations Data:
Revenue:
   Revenue-sharing arrangements                      73.2%      77.3%
   Maintenance fees                                  20.9       22.2
   Product sales                                      5.9        0.5
                                                    -----      -----
        Total revenue                               100.0%     100.0
                                                    =====      =====
Cost of revenue:
   Revenue-sharing arrangements                      33.6%      32.9%
   Maintenance                                        4.9        3.8
   Product sales                                      5.2        0.1
                                                    -----      -----
        Total cost of revenue                        43.7       36.8
                                                    =====      =====
Gross margin                                         56.3       63.2
                                                    =====      =====

Operating expenses:
   Selling, general and administrative expense       41.0%      41.3%
   Research and development expense                  --          0.1
   Interest expense                                   8.2       20.5
   Gain on sale of assets                            --         (3.4)
   Interest and other income                         (5.0)      (5.4)
                                                    -----      -----
        Net operating expenses                       44.2       53.1
                                                    =====      =====
Income from operations                               12.1%      10.2%
                                                    =====      =====
Other income (expense):
   Gain on forgiveness of liabilities and debt       --          0.1
                                                    -----      -----
Net income (loss)                                    12.1%      10.3%
                                                    -----      -----

      Years Ended December 31, 2006 and 2005

      Revenues

      Revenue Sharing Arrangements -- Our revenue from revenue-sharing arrangements was $979,470 in 2006 as compared to $1,204,219 for 2005, representing a decrease of $224,749, or 18.7%. The decrease in revenue from revenue-sharing arrangements was due to completion of a number of revenue-sharing agreements as well as the default by a customer of their revenue-sharing agreement. During the years ended December 31, 2006 and 2005, we did not place additional products on a revenue sharing basis.

      Maintenance Fee Revenue -- Our maintenance fee revenue was $278,464 for 2006 and $345,738 for 2005, representing a decrease of $67,274, or 19.5%. The decrease in maintenance fee revenue was due to a decreased number of products under revenue-sharing and maintenance contracts.

      Product Sales -- Our revenue from product sales was $79,551 in 2006, as compared to $7,331 in 2005, representing an increase of $72,220, or 985.1%. The increase in revenue from product sales in 2006 was a result of the sales to Hotels of their equipment upon completion of their revenue-sharing agreement.

      Cost of Revenue

      Cost of Revenue-Sharing Revenue -- Our cost of revenue-sharing revenue was $449,815 for 2006 and $512,316 for 2005, representing a decrease of $62,501, or 12.2%. The decrease in the cost of revenue-sharing revenue resulted from a decrease in depreciation expense due to the sale of equipment to customers upon completion of their revenue-sharing contract. The gross margin percentage on revenue-sharing revenue was 54.1% in 2006 as compared to 57.5% in 2005.

      Cost of Maintenance Revenue -- Our cost of maintenance revenue was $64,365 for 2006 as compared to $58,786 for 2005, representing an increase of $5,579, or 9.5%. The increase in the cost of maintenance revenue was primarily due to outsourcing in 2006 of the maintenance services to Identica. The gross margin percentage on maintenance revenues was 76.9% in 2006 as compared to 83.0% in 2005.

      Cost of Product Sales Revenue -- Our cost of product sales revenue was $70,085 for 2006 as compared to $1,261 for 2005, representing an increase of $68,824, or 5457.9%. The increase was due to the expensing the remaining basis of the equipment sold in 2006. The gross margin percentage on revenue from product sales revenue was 11.9% in 2006 as compared to 82.8% in 2005.

The changes and percent changes with respect to our revenues and our cost of revenue for the years ended December 31, 2006 and 2005 are as follows:

                                                For the Years Ended
                                                   December 31,
                                                                                    Percent
                                                2006          2005       Change      Change
                                          ----------    ----------    ---------      -------
REVENUE
     Revenue-sharing arrangements         $  979,470    $1,204,219    $(224,749)        18.7%
     Maintenance fees                        278,464       345,738      (67,274)        19.5%
     Product sales                            79,551         7,331       72,220        985.1%
                                          ----------    ----------    ---------      -------
          Total Revenue                    1,337,485     1,557,288     (219,803)        14.1%
                                          ----------    ----------    ---------      -------

COST OF REVENUE
     Revenue-sharing arrangements            449,815       512,316      (62,501)        12.2%
     Maintenance                              64,365        58,786        5,579          9.5%
     Product sales                            70,085         1,261       68,824      5,457.9%
                                          ----------    ----------    ---------      -------
          Total Cost of Revenue           $  584,265    $  572,363    $  11,902          2.1%
                                          ----------    ----------    ---------      -------

GROSS MARGIN PERCENTAGE
     Revenue-sharing arrangements               54.1%         57.5%
     Maintenance                                76.9%         83.0%
     Product sales                              11.9%         82.8%
          Total Gross Margin Percentage         56.3%         63.2%

      Although the preceding table summarizes the net changes and percent changes with respect to our revenues and our cost of revenue for the years ended December 31, 2006 and 2005, the trends contained therein are limited to a two-year comparison and should not be viewed as a definitive indication of our future results.

      Operating Expenses

      Selling, General and Administrative -- Selling, general and administrative expenses were $548,421 for 2006 and $642,508 for 2005, representing a decrease of $94,087, or 14.6%. Selling, general and administrative expenses represented 41% of our total revenues in 2006 and 41.3% of our total revenues in 2005. The decrease in selling, general and administrative expenses related to our continued reduction in fixed overhead expenses.

      Research and Development Expenses -- Research and development expenses were $0 for 2006 and $1,959 for 2005, representing a decrease of $1,959, or 100%. The decrease in research and development expenses was due to our decision not to undertake new research and development projects given that we do not anticipate making further placements of new products at hotels. Research and development expenses represented 0% of our total revenue in 2006 and 0.1% of our total revenue in 2005.

      Interest expense was $109,946 for 2006 as compared to $319,062 for 2005, a decrease of $209,116, or 65.5%. The decrease in interest expense was due to the payoff of AMRESCO in July 2006 as well as the early conversion of the outstanding notes payable on September 7, 2005 of which the remainder of the unamortized discount of $154,109 was recognized in 2005. We did not realize a gain on the sale of assets in 2006 as compared to a gain of $52,624 in 2005. The gain on sale of assets in 2005 related to the sale of equipment to Identica Corporation. Interest and other income in the amount of $67,230 was realized in 2006 as compared to $84,385 in 2005. Income from operations for 2006 was $162,083, as compared to $158,405 in 2005. The Company also realized a gain on forgiveness of liabilities and debt of $2,097 in 2005.

      Net Income Attributable to Common Stockholders

      We realized net income attributable to common stockholders of $162,083 in 2006, as compared to $160,502 in 2005. The $1,581 increase in net income was immaterial.

      Financing Arrangement with AMRESCO Leasing Corporation

      Under the terms of a financing agreement with AMRESCO Leasing Corporation, (the "finance company"), the finance company had agreed to fund up to 150% of the Company's product costs for each eRoomServ refreshment center that had been in service for 90 days, subject to the related hotel customer meeting certain requirements and conditions during that period. As part of the financing agreement, the Company formed eRoomSystem SPE, Inc. ("SPE"), a wholly owned, consolidated subsidiary. SPE owns all of the eRoomServ refreshment centers funded by the finance company as well as the related revenue-sharing agreements. The finance company had a senior security interest in the eRoomServ refreshment centers financed under the financing agreement and the corresponding revenue sharing agreements. SPE was obligated to repay the amount borrowed under the terms of a note payable corresponding to each funding, pursuant to the financing agreement over seven years, plus interest, at a variable interest rate determined at the time of each funding.

      The notes payable were repaid by the Company on July 14, 2006. SPE held payments from hotel customers in several restricted bank accounts for payment to the finance company and to the Company. The funds were released on July 18, 2006.

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

      In consideration for the reduction in the interest rate, the Company issued AMRESCO a warrant to purchase 400,000 shares of common stock, exercisable at $0.10 per share through October 1, 2008. If at anytime after December 31, 2006, the warrant has an intrinsic value greater than $300,000 based upon the then current trading price of the Company's common stock, then AMRESCO will have the right to "put" the warrant back to the Company in exchange for $200,000 payable in 12 equal consecutive monthly installments with the first payment to be made on the last day of the month in which the "put" occurs. The warrants to purchase 400,000 shares of common stock were recognized in October 2003 as a troubled debt restructuring, with the $97,956 fair value of the warrants recorded as a discount to the notes payable to be amortized over the remaining life of the notes as a charge to interest expense. The discount was fully amortized in July 2006 upon full repayment of the notes.

Liquidity and Capital Resources

      At December 31, 2006, we had $1,480,720 of cash and working capital of $1,599,398, as compared to $1,316,515 of cash and working capital of $1,211,956 at December 31, 2005. In addition, our stockholders' equity was $2,664,563 at December 31, 2006 as compared to $2,469,730 at December 31, 2005, an increase of $194,833. The increase in cash, working capital and stockholders' equity reflects the continued decrease in cash used in our operations and reduction in fixed overhead expenses.

      Our accumulated deficit decreased to $31,484,848 at December 31, 2006 as compared to $31,646,931 at December 31, 2005. The decrease in accumulated deficit is a direct result of our net income of $162,083 in the year ended December 31, 2006.

      Net cash provided by operating activities for the year ended December 31, 2006 was $683,126, as compared to $901,677 of net cash provided by operating activities during the year ended December 31, 2005. The $218,551 decrease in net cash provided by operating activities resulted primarily from the release of the deposit of $225,000 in 2005.

      Net cash provided by investing activities for the year ended December 31, 2006 was $190,329, as compared to net cash used of $202,244 during the year ended December 31, 2005. The change resulted primarily from the investments made in Identica Holdings Corporation as well as the loans made to Identica in 2005, payment of which were received in 2006 as well as the proceeds from the sale of refreshment centers.

      Net cash used in financing activities for the year ended December 31, 2006 was $709,250, as compared to $29,304 during the year ended December 31, 2005. The increase in cash used in financing activities resulted from the payoff of the long-term debt relating to AMRESCO in 2006, and the receipt of proceeds from the exercise of options and warrants in 2005.

      We currently believe that our cash on hand will provide sufficient capital resources and liquidity to fund our expected operating expenditures for the next twelve months.

Years Ended December 31, 2005 and 2004

      Revenues

      Revenue Sharing Arrangements -- Our revenue from revenue-sharing arrangements was $1,204,219 in 2005 as compared to $1,103,945 for 2004, representing an increase of $100,274, or 9.1%. The increase in revenue from revenue-sharing arrangements was due to better performance of our products installed pursuant to revenue sharing agreements. During the years ended December 31, 2005 and 2004, we did not place additional products on a revenue sharing basis.

      Maintenance Fee Revenue -- Our maintenance fee revenue was $345,738 for 2005 and $363,501 for 2004, representing a decrease of $17,763, or 4.9%. The decrease in maintenance fee revenue was due to a decreased number of products installed with maintenance agreements.

      Product Sales -- Our revenue from product sales was $7,331 in 2005, as compared to $123,713 in 2004, representing a decrease of $116,382, or 94.1%. The decrease in revenue from product sales was a result of no material equipment sales occurring in 2005.

      Cost of Revenue

      Cost of Revenue-Sharing Revenue -- Our cost of revenue-sharing revenue was $512,316 for 2005 and $515,124 for 2004, representing a decrease of $2,808, or 0.5%. The decrease in the cost of revenue-sharing revenue was not material. The gross margin percentage on revenue-sharing revenue was 57.5% in 2005 as compared to 53.3% in 2004.

      Cost of Maintenance Revenue -- Our cost of maintenance revenue was $58,786 for 2005 as compared to $72,915 for 2004, representing a decrease of $14,129, or 19.4%. The decrease in the cost of maintenance revenue was primarily due to fewer repair issues with respect to installed products, in 2005 as compared to 2004. The gross margin percentage on maintenance revenues was 83.0% in 2005 as compared to 79.9% in 2004.

      Cost of Product Sales Revenue -- Our cost of product sales revenue was $1,261 for 2005 as compared to $3,142 for 2004, representing a decrease of $1,881, or 59.9%. The decrease, while significant from a percentage standpoint, was not material. The gross margin percentage on revenue from product sales revenue was 82.8% in 2005 as compared to 97.5% in 2004. The high gross margin percentage in 2004 relates to the sale of 260 refreshment centers that were previously written-off and, accordingly, no cost of product sales was attributed to such sale.

The changes and percent changes with respect to our revenues and our cost of revenue for the years ended December 31, 2005 and 2004 are as follows:

                                            For the Years Ended
                                               December 31,
                                            -------------------
                                                                                 Percent
                                            2005          2004         Change     Change
                                         ----------    ----------    ---------    ------
REVENUE
   Revenue-sharing arrangements          $1,204,219    $1,103,945    $ 100,274       9.1%
   Maintenance fees                         345,738       363,501      (17,763)      4.9%
   Product sales                              7,331       123,713     (116,382)     94.1%
                                         ----------    ----------    ---------    ------
         Total Revenue                    1,557,288     1,591,159      (33,871)      2.1%
                                         ----------    ----------    ---------    ------


COST OF REVENUE
   Revenue-sharing arrangements             512,316       515,124       (2,808)      0.5%
   Maintenance                               58,786        72,915      (14,129)     19.4%
   Product sales 3,142                        1,261         3,142       (1,881)     59.9%
                                         ----------    ----------    ---------    ------
         Total Cost of Revenue              572,363       591,181      (18,818)      3.2%
                                         ----------    ----------    ---------    ------

GROSS MARGIN PERCENTAGE
   Revenue-sharing arrangements                57.5%         53.3%
   Maintenance                                 83.0%         79.9%
   Product sales                               82.8%         97.5%
         Total Gross Margin Percentage         63.2%         62.8%

      Although the preceding table summarizes the net changes and percent changes with respect to our revenues and our cost of revenue for the years ended December 31, 2005 and 2004, the trends contained therein are limited to a two-year comparison and should not be viewed as a definitive indication of our future results.

      Operating Expenses

      Selling, General and Administrative -- Selling, general and administrative expenses were $642,508 for 2005 and $784,110 for 2004, representing a decrease of $141,602, or 18.1%. Selling, general and administrative expenses represented 41.3% of our total revenues in 2005 and 49.3% of our total revenues in 2004. The decrease in selling, general and administrative expenses related to our continued reduction in fixed overhead expenses.

      Research and Development Expenses -- Research and development expenses were $1,959 for 2005 and $38,527 for 2004, representing a decrease of $36,568, or 94.9%. The decrease in research and development expenses was due to our decision not to undertake new research and development projects given that we do not anticipate making further placements of new products at hotels. Research and development expenses represented 0.1% of our total revenue in 2005 and 2.4% of our total revenue in 2004.

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

      Until October 1, 2003, the interest rate for the funds under the AMRESCO financing arrangement was based upon the seven-year treasury rate plus an additional incremental rate that varies depending upon the total amount outstanding under the financing arrangement. The incremental rate varied according to the thresholds provided in the following table:

Threshold                                                                   Interest Rate
-----------------------------------------------------------------------     ------------------------------------
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

      On October 1, 2003, as a condition to receiving $250,000 in debt financing from the Gestetner Group, LLC and several third parties, AMRESCO and the Company entered into an agreement for the purpose of modifying the notes payable to AMRESCO. The terms of such agreement provide that all loan fundings, and all corresponding notes payable, made by AMRESCO to the Company shall bear interest at the rate of 8% per annum during the period October 1, 2003 to September 30, 2005. From October 1, 2005 until all debt obligations in favor of AMRESCO are paid in full, all promissory notes in favor of AMRESCO shall bear interest at the rate of 10% per annum. The Company has realized a sizable cost savings based upon the interest reduction from the former rate of 17.19% per annum.

      In consideration for the interest rate reduction, the Company issued AMRESCO a warrant to purchase 400,000 shares of common stock, exercisable at $0.10 per share through October 1, 2008. If such warrant has an intrinsic value greater than $300,000 at any time during such period, AMRESCO has the right to exercise a "put" regarding the warrant to the Company for $200,000, payable in twelve equal monthly installments.

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

      In addition to the funds received pursuant to our initial public offering, we have received $1,684,416 in funding through our prior financial arrangements with AMRESCO in 2001 and 2002, collectively, and $1,416,029 in gross proceeds from our private placement of common stock in March 2002. The funds from AMRESCO and our private placement have been used to fund working capital and general corporate purposes.

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

      On October 1, 2003, we issued secured convertible promissory notes in the original principal amount of $250,000 (the "Notes"), collectively, to Gestetner Group, LLC, a New Jersey limited liability company, and several third parties, the Noteholders. David A. Gestetner, our Chief Executive Officer and President is the Managing Member of the Gestetner Group, LLC. The terms of the Notes include (i) for interest to accrue at the rate of 8% per annum, (ii) a maturity date of the earlier of (a) October 1, 2008, (b) the date of approval of the Board of Directors regarding the merger of the Company with or into any third party or the sale of all or substantially all of our assets, or (c) the date of the closing of any financing (other than commercial credit facilities), the gross proceeds of which are at least $1,000,000 and (iii) the right of the Noteholders, at any time, to convert all outstanding principal and accrued and unpaid interest into shares of our common stock at the rate of $0.05 per share; provided, however, that we shall have the right to not permit the conversion if such conversion would result in the Noteholders holding, in the aggregate and on a fully-diluted basis, more than 49% of our outstanding common stock. In addition, the Noteholders have been issued, collectively, warrants to purchase 5,000,000 shares of our common stock, exercisable at $0.05 per share at any time through October 1, 2008. We have used the proceeds provided by the Noteholders for our business operations. On September 1, 2005, Gestetner Group, LLC and the Noteholders converted the Notes, in the collective principal amount of $250,000 plus accrued interest of $38,411, into 5,768,219 shares of common stock. The Notes were converted into common stock at $0.05 per share. On September 7, 2005, Gestetner Group, LLC and the Noteholders exercised warrants to purchase a total of 5,000,000 shares of common stock for a collective exercise price of $250,000. The warrants were exercised at $0.05 per share.

      At December 31, 2005, we had $1,316,515 of cash and working capital of $1,211,956, as compared to $646,386 of cash and working capital of $445,482 at December 31, 2004. In addition, our stockholders' equity was $2,469,730 at December 31, 2005 as compared to $1,312,657 at December 31, 2004, an increase of $1,157,073. The increase in cash, working capital and stockholders' equity reflects the continued decrease in cash used in our operations and reduction in fixed overhead expenses along with the elimination, on generally favorable terms, of accounts payable and other previously existing current liabilities.

      Our accumulated deficit decreased to $31,646,931 at December 31, 2005 as compared to $31,807,433 at December 31, 2004. The decrease in accumulated is a direct result of our net income of $160,502 for the year ended December 31, 2005.

      Net cash provided by operating activities for the year ended December 31, 2005 was $901,677, as compared to $730,322 of net cash provided by operating activities during the year ended December 31, 2004. The $171,355 increase in net cash provided by operating activities resulted primarily from the significant reduction in gain realized, the increase in accretion of debt discount, the deposit of $225,000 from attorney's escrow, offset, in part, by lower net income and an increase in accounts receivable.

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

                    Risks Related to eRoomSystem Technologies

As management for the Company has decided to forego further placements of new products at hotels and our existing revenue sharing agreements have fixed terms, we will experience declining revenues in future periods upon the conclusion of such existing revenue sharing agreements

The revenue sharing agreements that we have entered into with our hotel customers have a seven-year term. As of December 31, 2006, the average remaining life of these agreements is 1.4 years. Each year, certain of our existing revenue sharing agreements will conclude, unless hotels elect to continue under the terms of the existing agreement, for which there are no assurances. As the revenue sharing agreements conclude, and hotels elect to not extend the term thereof, we will experience an incremental decrease in revenue sharing revenue as well as maintenance revenue. We do, however, own the equipment and upon the conclusion of such agreements may decide to re-deploy such equipment at a new hotel, either on a revenue sharing basis or sale basis. To date, we have not utilized this strategy given that in our experience most equipment, upon the conclusion of the seven-year revenue sharing agreement, would require significant capital expense to redeploy at another hotel. Given the foregoing, as revenue sharing agreements conclude and our revenues decline as a result thereof, our financial condition and operating results will likely be materially adversely affected.

While we have realized net income for fiscal years 2006 and 2005, we have a history of significant operating losses and may experience operating losses in the future, particularly given the fixed term of our revenue sharing agreements which comprise nearly all of our revenues

For the year ended December 31, 2006, we realized net income of $162,083, as compared to net income of $160,502 for the fiscal year ended December 31, 2005. In addition, our operations provided net cash of $683,126 for the year ended December 31, 2006, as compared to $901,677 for the year ended December 31, 2005. However, we have a history of significant operating losses and may realize operating losses in the future, specifically upon the conclusion of a measurable percentage of our existing revenue sharing agreements. While we are actively embarking upon our diversification strategy of investing in third party emerging growth companies and, potentially, acquiring an operating company if the opportunity arises, we have not realized any revenues to date from such activities. Further, there is no assurance that our investments in third party companies to date will result in us realizing meaningful revenues, if at all, or that we will be successful in acquiring an operating company. To the extent that we do not replace revenue sharing revenue as it decreases, our financial condition and results of operations will likely be materially adversely affected.

Although we commenced our diversification strategy in 2005 by making investments in third party companies, there is no assurance that we will realize a return on such investments

The securities issued to us from our investments in Identica Holdings Corporation and Aprecia, LLC are not marketable. Identica is privately held and Aprecia's stock has not started trading yet even though the recent registration statement covering its securities has been declared effective by the SEC. It is not known when, or if, these securities will be readily marketable, if at all. Furthermore, even if such securities become readily marketable, there is no assurance that we will receive a return on our investment sufficient to offset the anticipated decline in our revenues relating to existing revenue sharing agreements which will expire. Thus, in the event we do not realize a material return on our investments in Identica and Aprecia, our future operating results will likely be materially adversely affected.

While we are exploring the possibility of acquiring an operating company to augment our historical business and recent investments in third party emerging growth companies, given our cash position, among other things, there is no assurance that we will be successful in consummating a transaction on favorable terms, if at all

We have undertaken a significant amount of due diligence on several operating companies regarding a potential acquisition. To date, we have not been successful in reaching a definitive agreement with such companies. While we intend to continue our search for a suitable operating company, there is no assurance that we will be successful given our relatively limited cash on hand, lack of liquidity in our common stock, and our common stock not being listed on a national securities exchange, among other factors. Nevertheless, we intend to continue to explore potential acquisitions, along with additional investments in third party emerging growth companies. We view the acquisition of an operating company on favorable terms as our most important objective for 2007. Should we not achieve this objective in 2007, our financial condition and results of operation will likely be adversely affected as existing revenue sharing agreements reach their conclusion.

Due to the limited number of personnel that we have at the present time, we may fail to disclose in our periodic reports under the Securities Exchange Act information required to be disclosed in such reports, which may have an adverse effect on the price and liquidity of our common stock.

      For the fiscal year ended December 31, 2005, our management evaluated the design of our disclosure controls and procedures and had concluded that they were not effective and did not provide reasonable assurance that information required to be disclosed in our reports filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 is accumulated and communicated on a timely basis. Such deficiencies to our disclosure controls and procedures resulted from not having sufficient resources allocated to disclosure functions, insufficient training of personnel regarding disclosure matters, and the absence of multiple parties confirming the Company's disclosures against the Commission's rules and regulations. Though we have taken steps to remediate such deficiencies in December 2005 and in the second quarter of 2006, such as improved training of personnel and implementation of multiple party review of our filings, we still have limited personnel to carry out those procedures. Commencing with our annual report for the fiscal year ending December 31, 2007, we will be required to provide a report in our annual report in which our management will be required to provide an assessment, as of fiscal 2007, of the effectiveness of our internal control structure and procedures for financial reporting. Additionally the new rules may also require our registered public accounting firm to attest to, and report on, our management's assessment. Our management will also be required to provide certifications to such assessments. Given the deficiencies and problems that we have experienced in the past regarding disclosure controls and procedures, we may have the same problems with the internal control and procedures for financial reporting. We may experience the same kinds of deficiencies in regard to internal control structure and procedures for financial reporting, such as inadequate training in a new law and limited personnel that we experienced with the disclosure controls and procedures. Our registered public accounting firm may report negatively on our management's assessment on internal control structure and procedures for financial reporting or our management may determine that our internal control structure and procedures for financial reporting are subject to material deficiencies. Such assessments by our management or our registered public accounting firm may cause negative perception by investors and result in a decrease in the price and/or liquidity of our stock.

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

      o     general economic conditions;

      o     levels of disposable income of the hotel patrons;

      o     acts of terrorism and anti-terrorism efforts;

      o increased transportation costs resulting in decreased travel by patrons and decreased hotel occupancy and RevPar;

      o     changes or proposed changes in tax laws;

      o legal and regulatory issues affecting the development, operation and licensing of hotels; and

      o competitive conditions in the lodging industry, including the effect of such conditions on the pricing of the merchandise sold in our products installed at hotels.

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

      We have experienced loss of market share due to the intense competition from companies with longer operating histories, greater resources and more established brand names that market in-room amenities to the lodging industry, the conclusion of some of our revenue sharing agreements, and the lack of new product sales in the last four fiscal years.

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

                        Risks Related to Our Common Stock

      Our diversification strategy, particularly a potential acquisition of an operating company, will likely require us to obtain additional financing in the form of the sale of debt or equity securities, the result of which would have a dilutive effect on the relative ownership of our existing stockholders

      Based upon our existing cash on hand, which was $1,480,720 as of December 31, 2006, we will likely require additional capital to successfully implement our diversification strategy. Funding may take the form of common stock, preferred stock or convertible debt. The issuance of additional equity or convertible debt securities will have the effect of reducing the percentage ownership of our current stockholders. In addition, such equity or convertible debt securities may have additional rights, preferences or privileges to those of our common stock, such as registration rights. There are no assurances that funding will be available to us on favorable terms, if at all.

      Our executive officers and members of our board of directors beneficially own 40.6% of the outstanding shares of our common stock and could limit the ability of our other stockholders to influence the outcome of director elections and other transactions submitted to a vote of stockholders

      Our executive officers and members of our board of directors beneficially own 9,910,515 shares of common stock, or approximately 40.6% of the outstanding shares of our common stock. These stockholders may have the power to influence all matters requiring approval by our stockholders, including the election of directors and approval of mergers and other significant corporate transactions.

      Our stock price may fall as a result of the 23,898,165 shares of common stock, or 100% of our outstanding common stock, that is currently eligible for resale

      Sales of a substantial number of shares of common stock in the public market could cause the market price for our common stock to decline. Of the 23,898,165 shares of common stock outstanding as of March 1, 2007, 13,684,907 shares have been registered pursuant to selling stockholder registration statements, and 1,800,000 shares were sold in our initial public offering, which closed on August 9, 2000. The foregoing shares, representing 64.8% of our outstanding shares of common stock, are immediately available for resale.

      In addition to the foregoing shares, up to 8,413,258 shares of common stock, or 35.2% of our outstanding shares of common stock, are available for resale in accordance with Rule 144(k) under the Securities Act. These shares, along with the shares of common stock sold in our initial public offering and the shares registered in the selling stockholder offering, represent 23,898,165 shares, or 100% of our outstanding shares of common stock.

      As of December 31, 2006, we had options and warrants outstanding to purchase 3,317,621 shares of common stock at a weighted average exercise price of $0.28 per share, all of which are immediately exercisable.

      The sale of a substantial number of shares of our common stock within a short period of time could cause our stock price to fall. In addition, the sale of these shares could impair our abilities to raise capital through the sale of additional common stock.

ITEM 7.  FINANCIAL STATEMENTS.

                 eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



Report of Independent Certified Public Accountants                       22

Consolidated Balance Sheets                                              23

Consolidated Statements of Operations                                    24

Consolidated Statements of Stockholders' Equity                          25

Consolidated Statements of Cash Flows                                    26

Notes to Consolidated Financial Statements                               27

HANSEN, BARNETT & MAXWELL, P.C.          Registered with the Public Company
  A Professional Corporation                 Accounting Oversight Board
CERTIFIED PUBLIC ACCOUNTANTS
             AND                           [Baker Tilly International Logo]
    BUSINESS CONSULTANTS
  5 Triad Center, Suite 750
Salt Lake City, UT 84180-1128
    Phone: (801) 532-2200
     Fax: (801) 532-7944
       www.hbmcpas.com

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Directors and the Stockholders
eRoomSystem Technologies, Inc.

We have audited the accompanying consolidated balance sheets of eRoomSystem Technologies, Inc. and subsidiaries (the "Company") as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of eRoomSystem Technologies, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, effective January 1, 2006.

                                                 HANSEN, BARNETT & MAXWELL, P.C.

Salt Lake City, Utah
March 21, 2007
                 eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                                      December 31,
                                                                                           ----------------------------------
                                                                                                2006               2005
                                                                                           ---------------    ---------------
                                     ASSETS
CURRENT ASSETS
    Cash and cash equivalents ............................................................ $     1,480,720    $     1,316,515
    Accounts receivable, net of allowance for doubtful accounts of $49,520 and $49,294
     at December 31, 2006 and 2005, respectively .........................................         280,608            263,392
    Notes receivable .....................................................................          17,534            111,231
    Prepaid expenses . ...................................................................           1,797             11,519
                                                                                           ---------------    ---------------
      Total Current Assets ...............................................................       1,780,659          1,702,657
                                                                                           ---------------    ---------------
REFRESHMENT CENTERS IN SERVICE, net of accumulated depreciation of
    $2,512,447 and $2,289,694 at December 31, 2006 and 2005, respectively ................         840,991          1,357,827
PROPERTY AND EQUIPMENT
    Computer and office equipment, net of accumulated depreciation of
     $4,147 and $1,861, at December 31, 2006 and 2005, respectively .......................           5,183              2,805
INVESTMENT IN MARKETABLE SECURITIES ......................................................          64,075             14,075
NOTE RECEIVABLE, net of unamortized discount of $896 and $2,852 at December 31, 2006 and
    December 31, 2005, respectively ......................................................         149,103            147,147
DEPOSITS .................................................................................           5,813             85,300
                                                                                           ---------------    ---------------
Total Assets . ........................................................................... $     2,845,824    $     3,309,811
                                                                                           ===============    ===============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Notes payable and current portion of long-term debt .................................. $            --    $       301,696
    Accounts payable .....................................................................          57,512             56,837
    Accrued liabilities ..................................................................          99,634            109,778
    Customer deposits ....................................................................          11,758             11,758
    Deferred maintenance revenue .........................................................          12,357             10,632
                                                                                           ---------------    ---------------
      Total Current Liabilities ..........................................................         181,261            490,701
LONG-TERM DEBT, net of current portion . .................................................              --            349,380
                                                                                           ---------------    ---------------
Total Liabilities . ......................................................................         181,261            840,081
                                                                                           ---------------    ---------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
    Preferred stock, $0.001 par value; 5,000,000 shares authorized; none outstanding .....              --                 --
    Common stock, $0.001 par value; 50,000,000 shares authorized;  23,898,165 shares and 24,228,902 shares outstanding at December 31, 2006
     and December 31, 2005, respectively .. ..............................................          23,898             24,229
    Additional paid-in capital ...........................................................      33,751,605         33,754,361
    Warrants and options outstanding .....................................................         373,908            416,071
    Note receivable from shareholder .....................................................              --            (78,000)
    Accumulated deficit . ................................................................     (31,484,848)       (31,646,931)
                                                                                           ---------------    ---------------
      Total Stockholders' Equity .. ......................................................       2,664,563          2,469,730
                                                                                           ---------------    ---------------

Total Liabilities and Stockholders' Equity ............................................... $     2,845,824    $     3,309,811
                                                                                           ===============    ===============

           See accompanying notes to consolidated financial statements

                                   eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                              For the years ended
                                                                                   December 31,
                                                                           --------------------------
                                                                               2006           2005
                                                                           -----------    -----------
REVENUE
    Revenue-sharing arrangements ........................................  $   979,470    $ 1,204,219
    Maintenance fees ....................................................      278,464        345,738
    Product sales .......................................................       79,551          7,331
                                                                           -----------    -----------
       Total Revenue ....................................................    1,337,485      1,557,288
                                                                           -----------    -----------
COST OF REVENUE
    Revenue-sharing arrangements ........................................      449,815        512,316
    Maintenance .........................................................       64,365         58,786
    Product sales .......................................................       70,085          1,261
                                                                           -----------    -----------
       Total Cost of Revenue ............................................      584,265        572,363
                                                                           -----------    -----------
GROSS MARGIN . ..........................................................      753,220        984,925
                                                                           -----------    -----------

OPERATING EXPENSES
    Selling, general and administrative expense,
     including non-cash compensation of $33,563 and
     $14,869, respectively ...............................................     548,421        642,508
    Research and development expense ....................................           --          1,959
    Interest expense ....................................................      109,946        319,062
    Gain on sale of assets . ............................................           --        (52,624)
    Interest and other income .. ........................................      (67,230)       (84,385)
                                                                           -----------    -----------
       Net Operating Expenses .. ........................................      591,137        826,520
                                                                           -----------    -----------
Income from Operations ..................................................      162,083        158,405

Gain on forgiveness of liabilities and debt .............................           --          2,097
                                                                           -----------    -----------
Net Income ..............................................................  $   162,083    $   160,502
                                                                           ===========    ===========
Basic Earnings Per Common Share .. ......................................  $      0.01    $      0.01
                                                                           ===========    ===========
Diluted Earnings Per Common Share .......................................  $      0.01    $      0.01
                                                                           ===========    ===========

           See accompanying notes to consolidated financial statements eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

                                                                        Shares                       Amount
                                                               -------------------------   ----------------------------
                                                                  2006           2005           2006            2005
                                                               ----------     ----------   ------------    ------------
COMMON STOCK
Balance at Beginning of Year ...............................   24,228,902     10,465,133   $     24,229    $     10,465
Exercise of stock options ..................................           --      5,130,000             --           5,130
Issuance to directors for services .........................       50,000             --             50              --
Conversion of notes outstanding ............................           --      8,633,769             --           8,634
Relinquishment of shares in settlement of notes receivable .     (380,737)            --           (381)             --
                                                               ----------     ----------   ------------    ------------
      Balance at End of Year ...............................   23,898,165     24,228,902         23,898          24,229
                                                               ----------     ----------   ------------    ------------
ADDITIONAL PAID-IN-CAPITAL
Balance at Beginning of Year .............................................................   33,754,361      32,074,454
Exercise of stock options ................................................................           --         499,726
Issuance to directors for services .......................................................       11,950              --
Conversion of notes outstanding ..........................................................           --         709,609
Expiration of warrants and options .......................................................       63,726         470,572
Relinquishment of shares in settlement of notes receivable ...............................      (78,432)             --
                                                                                           ------------    ------------
      Balance at End of Year .............................................................   33,751,605      33,754,361
                                                                                           ------------    ------------
WARRANTS AND OPTIONS OUTSTANDING
Balance at Beginning of Year .............................................................      416,071       1,109,930
Expiration of warrants and options .......................................................      (63,726)       (708,728)
Increase in value of variable options ....................................................           --          (4,244)
Issuance of options and warrants related to
 consulting services and financing activities ............................................       10,960          19,113
Issuance of options to employees .........................................................        6,465              --
Issuance of options to a member of the Board .............................................        4,138              --
                                                                                           ------------    ------------
      Balance at End of Year .............................................................      373,908         416,071
                                                                                           ------------    ------------
NOTES RECEIVABLE FROM SHAREHOLDER
Balance at Beginning of Year .............................................................      (78,000)        (74,759)
Shares received in settlement of notes receivable ........................................       78,813              --
Interest accrued .........................................................................         (813)         (3,241)
                                                                                           ------------    ------------
      Balance at End of Year .............................................................           --         (78,000)
                                                                                           ------------    ------------
ACCUMULATED DEFICIT
Balance at Beginning of Year .............................................................  (31,646,931)    (31,807,433)
Net income ...............................................................................      162,083         160,502
                                                                                           ------------    ------------
      Balance at End of Year .............................................................  (31,484,848)    (31,646,931)
                                                                                           ------------    ------------
Total Stockholders' Equity at End of Year ................................................ $  2,664,563    $  2,469,730
                                                                                           ============    ============

           See accompanying notes to consolidated financial statements
                 eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                             For the years ended
                                                                                                 December 31,
                                                                                         --------------------------
                                                                                            2006           2005
                                                                                         -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                          $   162,083    $   160,502
     Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation                                                                         452,101        517,292
        Gain on forgiveness of debt and liabilities                                               --         (2,097)
        Gain on sale of refreshment centers                                                   (1,479)            --
        Gain on sale of assets                                                                    --        (52,624)
        Interest income from shareholder receivable                                             (813)        (3,241)
        Interest income from other receivable                                                 (3,309)        (1,231)
        Accretion of debt discount                                                            58,174        205,062
        Amortization of discount on note receivable                                           (1,956)        (1,222)
        Non-cash compensation expense                                                         33,563         14,869
     Changes in operating assets and liabilities:
           Cash released from escrow                                                              --        225,000
           Accounts receivable                                                               (17,216)       (98,806)
           Prepaid expenses                                                                    9,722          4,798
           Accounts payable                                                                      675        (50,155)
           Accrued liabilities                                                               (10,144)        11,414
           Customer deposits and deferred maintenance revenue                                  1,725        (27,884)
                                                                                         -----------    -----------
             Net Cash Provided By Operating Activities                                       683,126        901,677
                                                                                         -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of fixed assets                                                                 (4,664)        (2,244)
     Proceeds from sale of refreshment centers                                                68,500             --
     Purchase of investment and note receivable                                              (50,000)      (210,000)
     Proceeds from note receivable                                                            97,006             --
     Change in long term deposits and restricted funds                                        79,487         10,000
                                                                                         -----------    -----------
             Net Cash Provided by (Used In) Investing Activities                             190,329       (202,244)
                                                                                         -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Principal payments on long-term debt                                                   (709,250)      (296,004)
     Proceeds from exercise of options and warrants                                               --        266,700
                                                                                         -----------    -----------
             Net Cash Used in Financing Activities                                          (709,250)       (29,304)
                                                                                         -----------    -----------
Net Increase in Cash                                                                         164,205        670,129
                                                                                         -----------    -----------
Cash at Beginning of Period                                                                1,316,515        646,386
                                                                                         -----------    -----------
Cash at End of Period                                                                    $ 1,480,720    $ 1,316,515
                                                                                         ===========    ===========
Supplemental Cash Flows Information
     Cash paid for interest                                                              $    35,291    $    74,872
                                                                                         ===========    ===========
Supplemental Disclosure of Noncash Investing and Financing Activities
     Outstanding notes payable converted to stock                                        $        --    $   718,243
                                                                                         -----------    -----------
     Note received for assets sold                                                       $        --    $    60,000
                                                                                         -----------    -----------
     Shares of common stock cancelled in settlement of notes receivable                  $    78,813    $        --
                                                                                         -----------    -----------

           See accompanying notes to consolidated financial statements

NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization, Nature of Operations and Business Condition - eRoomSystem Services, Inc. was organized under the laws of the State of Nevada in 1993. In 1999, eRoomSystem Services, Inc. was reorganized as a wholly-owned subsidiary of eRoomSystem Technologies, Inc., also a Nevada corporation. During 1999 and 2000, RSi BRE, Inc. ("RSi BRE") and eRoom System SPE, Inc. ("SPE") were formed, respectively, as wholly-owned subsidiaries of eRoomSystem Technologies, Inc. eRoomSystem Technologies, Inc. and its subsidiaries are collectively referred to as the "Company." In 2004 the Company liquidated RSi BRE into eRoomSystem Technologies, Inc.

The Company markets a complete line of fully-automated eRoomServ refreshment centers and eRoomSafes traditionally installed in hotels. The eRoomServ refreshment centers and eRoomSafes use proprietary software that integrates with a data collection computer in each hotel.

Up until the year ended December 31, 2004, the Company had suffered recurring losses. During the years ended December 31, 2006 and 2005, the Company realized net income of $162,083 and $160,502, respectively. During the years ended December 31, 2006 and 2005, the Company's operations provided $683,126 and $901,677 of cash, respectively. The Company had cash of $1,480,720 as of December 31, 2006. At December 31, 2006, the Company had working capital of $1,599,398. Although the Company realized a profit in 2006 as well as in 2005, the Company is anticipating decreasing revenue as the Company's existing hotel revenue-sharing and maintenance contracts conclude over the next couple of years. This raises substantial doubt about the Company's ability to continue as a going concern. Realization of continued profitable operations is not assured. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern. Management would like to acquire an existing operating company to enable the Company to grow and is continuously performing due diligence on third party companies for this purpose. The Company has also been performing research in order to invest in privately-held or publicly traded emerging growth stage companies.

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

Cash Equivalents and Fair Value of Financial Instruments - Cash equivalents include highly liquid debt investments with original maturities of three months or less, readily convertible to known amounts of cash. The Company had $0 and $73,688 of restricted cash, classified as deposits, to be distributed as loan repayments to a financing company as of December 31, 2006 and 2005, respectively.

The carrying amounts reported in the accompanying consolidated financial statements for cash, accounts receivable, notes receivable and accounts payable approximate fair values because of the immediate or short-term maturities of these financial instruments. The Company's long term note receivable is carried at principal plus accrued interest. The carrying amounts of the Company's debt obligations approximated fair value based on current interest rates available to the Company.

Accounts Receivable - Accounts Receivable are stated at the historical carrying amount, net of write-offs and allowances. The Company has established an overall allowance based upon historical experience of 15% of the outstanding balance in addition to any specific customer collection issues identified by the Company. Uncollectible accounts receivable are written off when a settlement is reached or when the Company has determined that the balance will not be collected.

Loan Receivable - Loan Receivables are stated at the historical carrying amount and evaluated were evaluated for impairment. When projections indicate that the carrying value of the note is not recoverable, the carrying value is reduced by the estimated excess of the carrying value over the projected discounted cash flows. No impairment was deemed necessary

eRoomServ Refreshment Centers in Service and Property and Equipment - eRoomServ refreshment centers (including eRoomSafes, if applicable) and property and equipment are stated at cost, less accumulated depreciation and amortization. Major additions and improvements are capitalized, while minor equipment as well as repairs and maintenance costs are expensed when incurred. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related assets, after taking into consideration residual values for eRoomServ refreshment centers, which lives are as follows:

Depreciation and amortization expense related to eRoomServ refreshment centers in service and property and equipment was $452,101 and $517,292 for the years ended December 31, 2006 and 2005, respectively.

eRoomServ refreshment centers in service     7 years
Production equipment                         3 - 5 years
Computer and office equipment                3 - 7 years
Vehicles and other                           7 years

On retirement or disposition of property and equipment, the cost and related accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is recognized in the statement of operations. In the year ended December 31, 2006, the Company sold refreshment centers with a carrying value of $67,021 for $68,500, recognizing a gain on sale of $1,479. In the year ended December 31, 2005, the Company exchanged fixed assets with a carrying value of $7,376 for a note receivable of $60,000, recognizing a gain on disposal of $52,624.

Capitalized Software Costs - In accordance with FASB Statement of Financial Accounting Standards ("SFAS") No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, development costs incurred in the research and development of new software products to be sold, leased or otherwise marketed are expensed as incurred until technological feasibility in the form of a working model has been established. Internally generated capitalizable software development costs have not been material for the years ended December 31, 2006 and 2005. The Company has charged its software development costs to research and development expense in the accompanying consolidated statements of operations.

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

Stock-Based Compensation The Company has one stock-based employee compensation plan, which is described more fully in Note 9. Prior to January 1, 2006, the Company accounted for the plan under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, ("APB 25") and related Interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123"). No stock-based compensation was recognized under the fair value recognition provisions for stock options in the statements of operations for the year ended December 31, 2005, as all grants under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123 (Revised 2004), Share-Based Payment, ("SFAS 123(R)") using the modified prospective transition method. Accordingly, the Company will record expense for
(i) the unvested portion of grants issued during 2006 and (ii) new grant issuances, both of which will be expensed over the requisite service (i.e., vesting) periods.

As a result of adopting SFAS 123(R), the Company's results of operations for the year ended December 31, 2006 included compensation expense of $10,603, representing no impact to either basic or diluted earnings per share.

SFAS 123R requires presentation of pro forma information for the comparative period prior to the adoption as if the Company had accounted for all stock options under the fair value method of the original SFAS 123. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation in the prior year:

For the year ending December 31,                                          2005
--------------------------------------------------------------------------------
Net income, as reported                                            $   160,502

Add: Stock-based employee and consultant compensation
   expenses included in net income                                      14,869

Deduct: Total stock-based employee and consultant
   compensation expense determined under fair value based method
   for all awards                                                      (29,600)
--------------------------------------------------------------------------------
Pro forma net earnings                                             $   145,771
--------------------------------------------------------------------------------
Earnings per common share:
   Basic as reported                                               $      0.01
   Basic pro forma                                                 $      0.01
   Diluted as reported                                             $      0.01
   Diluted pro forma                                               $      0.01
--------------------------------------------------------------------------------

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

The following table is a reconciliation of the numerators and denominators used in the calculation of basic and diluted weighted-average common shares outstanding for the years ending December 31, 2006 and 2005:

                                                         2006          2005
--------------------------------------------------   -----------   -------------
Basic net income                                     $   162,083   $   160,502
--------------------------------------------------   -----------   -------------
Diluted net income                                   $   162,083   $   160,502
--------------------------------------------------   -----------   -------------
Basic weighted-average common shares outstanding      23,980,591    15,005,581

Effect of dilutive securities
   Stock options and warrants                            309,269       667,801
--------------------------------------------------   -----------   -------------
Diluted weighted-average common shares outstanding    24,289,860    15,673,382
--------------------------------------------------   -----------   -------------
Basic earnings per share                             $      0.01   $      0.01
--------------------------------------------------   -----------   -------------
Diluted earnings per share                           $      0.01   $      0.01
--------------------------------------------------   -----------   -------------

As of December 31, 2006 and 2005, there were potential common stock equivalents from options and warrants of 3,008,352 and 2,836,820, respectively that were not included in the computation of diluted earnings per common share because their effect would have been anti-dilutive.

Recent Accounting Pronouncements - In December 2004, FASB issued SFAS No. 123(R), "Share-Based Payment" ("SFAS 123(R)"). SFAS 123(R) revises FASB Statement No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123(R) requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of such awards (with limited exceptions). SFAS 123(R) is effective as of the first reporting period beginning after June 15, 2005 for large business issuers, and December 15, 2005 for small business issuers. Accordingly, the Company has adopted SFAS 123(R) in first quarter of fiscal 2006 as noted above. Implementation of the provisions of this pronouncement have not had a materially significant effect on the Company's consolidated financial statement presentation.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments" an amendment to SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement resolves issues addressed in Statement 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." This statement is effective for all financial instruments acquired or issued after the beginning of the Company's first fiscal year that begins after September 15, 2006 with early adoption permitted. The Company does not expect the adoption of SFAS No. 155 to have a material impact on its consolidated financial statements.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets" - an amendment of SFAS No. 140. This Statement requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. This statement should be adopted as of the beginning of its first fiscal year that begins after September 15, 2006 with early adoption permitted. The Company does not expect the adoption of SFAS No. 156 to have a material impact on its consolidated financial statements

In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to have a material impact on its consolidated financial statements.

In September 2006, the U.S. Securities and Exchange Commission ("SEC") issued SEC Staff Bulletin No. 108 ("SAB 108") which describes the SEC staff position regarding the process of quantifying financial statement misstatements. The interpretations in SAB 108 were issued to address diversity in practice in quantifying financial statement misstatements and the potential current practice for the build up of improper amounts on the balance sheet. The adoption of SAB 108 did not have a material effect on our consolidated financial statements.

NOTE 2 - INVESTMENT SPECIAL PURPOSE ENTITIES

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

NOTE 3 - INVESTMENTS

On May 20, 2005 the Company invested $10,000 in Identica Holdings Corporation, a Nevada corporation, by purchasing 1,666,667 shares of common stock, at $0.006 per share. This investment represented 10% of Identica's then outstanding capital stock on a fully-diluted basis. Identica is a privately held company that has expressed an interest in becoming a public company in the future and has filed a registration statement with the SEC for this purpose, which has not yet been declared effective. This investment will be carried at the lower of cost or market and will be periodically evaluated for impairment.

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

In September 2005, the Company entered into an Asset Purchase Agreement with Identica. Pursuant to the Agreement, Identica has purchased certain assets of the Company. Specifically, the assets consist of furniture and computer equipment held by the Company, as well as the Company's web technologies package utilized by the Company's technical support team to which the Company retained a perpetual license. The Agreement provided that Identica would pay the sum of $60,000 for the assets, which amount was evidenced by a one-year note bearing interest at the rate of 8% per annum, compounded monthly. Under the terms of the Note, Identica would make seven principal and interest payments in the amount of $9,098 per month, commencing on the six-month anniversary of the Note with a maturity date of September 7, 2006. In addition, at the same time, the Company entered into a Professional Services and Support Agreement whereby Identica will employ the technical personnel of the Company. In conjunction therewith, the Company would continue to be responsible, for a period of 6 months from the date of the Agreement for all expenses less $7,000 dollars per month related to such technical personnel. Thereafter, the Company would pay Identica $0.50 per Hotel room per month to service all equipment that the Company is contractually obligated to service. As of December 31, 2006, Identica owed the Company $17,534 for the Note.

In October, 2005, the Company loaned Identica an additional $50,000 in cash. The loan is not secured and is evidenced by a promissory note. The terms of the promissory note include zero interest and a maturity date of January 31, 2006. The note was paid in full in March 2006.

On March 7, 2006, the Company invested $50,000 in Aprecia, Inc., a Deleware corporation, by purchasing 2,083,333 shares of common stock, at $0.024 per share. This investment represented 12% of Aprecia's then outstanding capital stock. Aprecia's stock has not started trading on a public exchange, although it has filed a registration statement covering its securities with the SEC which has been declared effective. This investment will be carried at the lower of cost or market and will be periodically evaluated for impairment.

NOTE 4 - NET INVESTMENT IN SALES-TYPE LEASE

During June 2004, the Company entered into an agreement with a hotel property owner that amended a previous revenue sharing lease agreement that had previously been non-performing.

The new lease agreement terminates on December 31, 2008 at which time the hotel property owner takes ownership of the refreshment centers. The property is to make monthly payments of $7,200. The new lease agreement has been classified as a sales-type capital lease. Because the property has a history of non-performance and is still under the supervision of a bankruptcy court, the net investment in the capital lease has been fully allowed against. The following lists the components of the net investment in the sales-type lease as of December 31, 2006:

Total minimum lease payments to be received               $ 172,800
Less:  Allowance for uncollectibles                         145,326
                                                        -----------
Net minimum lease payments receivable                        27,474
Less:  Unearned income                                      (27,474)
                                                        -----------
Net investment in sales-type lease                        $       -
                                                        -----------

The Company recorded revenue-sharing and maintenance fee revenue in the amounts of $86,400 and $86,400 for the years ended December 31, 2006 and 2005, respectively.

Minimum lease payments through the end of the lease term are as follows: $86,400 in 2007, and $86,400 in 2008.

NOTE 5 - NOTES PAYABLE AND LONG-TERM DEBT

Notes payable and long-term debt consists of the following:

For the Years Ending December 31,                         2006         2005
---------------------------------------------------   -----------   -----------
Notes payable to financing company, interest
at 10% per annum secured by eRoomServ refreshment
centers held by SPE, less unamortized discount of
$58,173 as of December 31, 2005
Paid in full on July 14, 2006                          $       --   $  651,076
---------------------------------------------------   -----------   ------------
Total Notes Payable and Long-Term Debt                         --      651,076
---------------------------------------------------   -----------   ------------
Less: Current Portion of Long-Term Debt                        --     (301,696)
---------------------------------------------------   -----------   ------------
Long-Term Debt, Net of Current Portion                 $       --   $  349,380
---------------------------------------------------   -----------   ------------

On July 14, 2006, the Company repaid its outstanding loan payable to Amresco Commercial Finance in the principal amount of $553,542 plus accrued interest of $2,217. The remaining unamortized discount on the note of $49,414 was recognized as interest expense.

Amresco Financing Agreement - Under the terms of a financing agreement with AMRESCO Leasing Corporation, (the "finance company"), the finance company had agreed to fund up to 150% of the Company's product costs for each eRoomServ refreshment center that had been in service for 90 days, subject to the related hotel customer meeting certain requirements and conditions during that period. As part of the financing agreement, the Company formed eRoomSystem SPE, Inc. ("SPE"), a wholly owned, consolidated subsidiary. SPE owns all of the eRoomServ refreshment centers funded by the finance company as well as the related revenue-sharing agreements. The finance company had a senior security interest in the eRoomServ refreshment centers financed under the financing agreement and the corresponding revenue sharing agreements. SPE was obligated to repay the amount borrowed under the terms of a note payable corresponding to each funding, pursuant to the financing agreement over seven years, plus interest, at a variable interest rate determined at the time of each funding.

The notes payable were repaid by the Company on July 14, 2006. SPE held payments from hotel customers in several restricted bank accounts for payment to the finance company and to the Company. The funds were released on July 18, 2006.

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

In consideration for the reduction in the interest rate, the Company issued AMRESCO a warrant to purchase 400,000 shares of common stock, exercisable at $0.10 per share through October 1, 2008. If at anytime after December 31, 2006, the warrant has an intrinsic value greater than $300,000 based upon the then current trading price of the Company's common stock, then AMRESCO will have the right to "put" the warrant back to the Company in exchange for $200,000 payable in 12 equal consecutive monthly installments with the first payment to be made on the last day of the month in which the "put" occurs. The warrants to purchase 400,000 shares of common stock were recognized in October 2003 as a troubled debt restructuring, with the $97,956 fair value of the warrants recorded as a discount to the notes payable to be amortized over the remaining life of the notes as a charge to interest expense. The discount was fully amortized in July 2006 upon full repayment of the notes.

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

The Company determined that Ash Capital LLC received a beneficial conversion option valued at $322,500 on November 8, 2002. Accordingly, the Company allocated all of the $120,500 of proceeds received during the year ended December 31, 2003 to the beneficial conversion option that resulted in an offsetting discount to the note payable. The discount on the note payable was amortized to interest expense from the dates proceeds were received through November 8, 2003, in accordance with EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Ratios , and EITF 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments.

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

In addition, the Company issued Ash Capital, LLC a contingent warrant to purchase shares of common stock, exercisable at $0.13 per share through October 1, 2008. The terms of the warrant provided that on the dates exercised, Ash Capital, LLC may purchase seven percent of the aggregate number of shares of the Company's common stock issued to and held on that date by any of the Note Holders from the October 1, 2003 funding in excess of 10,000,000 common shares. The Company would record the fair value of the warrants as a charge to interest expense.

On October 1, 2003, Ash Capital, LLC and Gestetner Group, LLC entered into an Intercreditor and Collateral Agency Agreement that provided for the secured obligations of the Company to both parties to rank equally. Ash Capital is to serve on its own behalf and as the agent for Gestetner Group, LLC, based upon its written instruction, to foreclose upon, collect and dispose of all or any portion of the collateral set forth in Ash Capital's secured convertible promissory note and the Gestetner Group and other unrelated parties Notes, should a default occur by the Company under the terms of such agreements. In addition, for the term of the Gestetner Group and several unrelated parties Notes, Ash Capital has agreed, subject to obtaining the prior written consent of Gestetner Group, LLC otherwise, to vote or to cause any of its affiliates or subsidiaries to vote all of its or their shares of common stock of the Company
(i) for the election of any two nominees of the Gestetner Group and several unrelated parties Note Holders and (ii) against any increase in the size of the Board of Directors of the Company above four members.

On September 1, 2005, Ash Capital converted its note and accrued interest into 2,865,550 shares of common stock. The foregoing conversion triggered the issuance of warrants to purchase 53,775 shares of common stock in favor of Ash Capital.

Gestetner Group Secured Promissory Notes - On October 1, 2003, the Company issued secured convertible promissory notes ("Notes"), in the original principal amount of $250,000, collectively, to Gestetner Group, LLC, a New Jersey limited liability company, and several third parties (collectively, the "Note Holders"). David A. Gestetner, the Chief Executive Officer and President of the Company, is the Managing Member of the Gestetner Group, LLC. The terms of the Notes included, inter alia, (i) for interest to accrue at the rate of 8% per annum,
(ii) a maturity date of the earlier of (a) October 1, 2008, (b) the date of approval of the Board of Directors regarding the merger of the Company with or into any third party or the sale of all or substantially all of the assets of the Company, or (c) the date of the closing of any financing (other than commercial credit facilities), the gross proceeds of which are at least $1,000,000 and (iii) the right of the Note Holders, at any time, to convert all outstanding principal and accrued and unpaid interest into shares of common stock of the Company at the rate of $0.05 per share; provided, however, that the Company shall have the right to not permit the conversion if such conversion would result in the Note Holders holding, in the aggregate and on a fully-diluted basis, more than 49% of the outstanding common stock of the Company. In addition, the Note Holders have been issued, collectively, warrants to purchase 5,000,000 shares of common stock of the Company, exercisable at $0.05 per share at any time through October 1, 2008.

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

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Employment and Consulting Agreements - On January 1, 2007, the Company entered into a new employment agreement with its chief executive officer and president for a two year term. The agreement provides for an annual salary of $150,000. The agreement requires that the chief executive officer not compete with the Company during the term of employment and for three years subsequent to termination.

Registration Rights - The Company had granted certain common stock and warrant holders the right, subject to applicable terms and conditions, to require the Company to register their common stock (or equivalent common shares upon the exercise of the warrants) on a best efforts basis under the Securities Act for offer to sell to the public. In compliance with these rights, the Company filed a Form SB-2 Registration Statement with the SEC on May 4, 2006. The registration was declared effective by the SEC on September 15, 2006.

Operating Leases as Lessor - The Company accounts for its revenue-sharing agreements as operating leases. As of December 31, 2006, the Company had three revenue-sharing agreements for which the customers were contractually obligated to pay minimum monthly payments. Carrying value of these leased assets was $165,546 as of December 31, 2006. Agreements with all other customers provide for an allocation of revenues to the Company with no minimum monthly payment. Accordingly, the Company is unable to estimate future amounts to be received under these agreements.

Future minimum payments to be received under contracts that provide for minimum monthly amounts were as follows as of December 31, 2006:

Years ending December 31,
----------------------------------   --------------
    2007                                   $147,515
    2008                                     48,266
----------------------------------   --------------
Total                                      $195,781
----------------------------------   --------------

Operating Leases as Lessee - In November 2003 the Company moved to a new facility in Salt Lake City, Utah. The Company entered into a 38-month lease agreement that terminated in December 2006. Identica sub-let the premises from the Company and paid for the rent directly starting in April 2006. The lease provided for monthly rent payments of $1,612. There are no future lease payments.

Rent expense for the years ended December 31, 2006 and 2005 was $32,912 and $17,935, respectively.

NOTE 7 -- INCOME TAXES

The Company has paid no federal income taxes. The following is a schedule of state income taxes paid in 2006 and 2005:

For the years ended December 31,     2006     2005
--------------------------------   ------   ------
Massachusetts                      $1,368   $   --
New Jersey                          1,622    3,389
New York                            2,435    1,369
Tennessee                             380       --
--------------------------------   ------   ------
Total income tax paid              $5,805   $4,758
--------------------------------   ------   ------


The significant components of the Company's deferred income tax assets as of December 31, 2006 and 2005 are as follows:

For the years ending December 31,                         2006           2005
--------------------------------                   -----------    -----------
Deferred Income Tax Assets:
Net operating loss carryforwards                   $ 7,822,321    $ 7,894,574
Reserves and accrued liabilities                        23,988         27,224
Other assets                                            17,881         17,801
--------------------------------                   -----------    -----------
Total Deferred Income Tax Assets                   $ 7,864,190    $ 7,939,599
Valuation allowance                                 (7,631,192)    (7,720,512)
Deferred Income Tax Liability -
   Depreciation and Amortization                      (232,998)      (219,087)
--------------------------------                   -----------    -----------
Net Deferred Income Tax Asset                      $        --    $        --
--------------------------------                   -----------    -----------

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

The following is a reconciliation of the income taxes computed using the federal statutory rate to the provision for income taxes:

For the years ending December 31,                  2006          2005
---------------------------------------------   ----------    ----------
Tax at statutory rate (34%)                     $   55,108    $   54,571
Other non-deductible expenses and adjustments       32,121       714,645
Change in valuation allowance                      (89,320)     (771,286)
State tax, net of federal tax benefit                2,091         2,070
---------------------------------------------   ----------    ----------
Provision for Income Taxes                      $       --    $       --
---------------------------------------------   ----------    ----------

The following summarizes the tax net operating loss carryforwards and their respective expiration dates as of December 31, 2006:

Years ending December 31,
------------------------------------------    -----------
   2011                                       $2,012,244
   2017                                        1,082,373
   2018                                        3,642,857
   2019                                        3,298,047
   2020                                        5,087,650
   2021                                        2,378,318
   2022                                        3,459,340
   2023                                        1,205,001
------------------------------------------    -----------
Total net operating loss carryforwards        $22,165,830
------------------------------------------    -----------

NOTE 8 -- STOCKHOLDERS' EQUITY

During the year ended December 31, 2006, the Company issued 50,000 shares of common stock valued at $12,000 ($0.24 per share) to its Board of Directors for extraordinary services rendered.

During the year ended December 31, 2005, warrants and options to purchase 4,000,000 shares of common stock were exercised by Gestetner Group, LLC, a related party, for cash proceeds of $200,000. The exercise price was $0.05 per share.

During the year ended December 31, 2005, warrants and options to purchase 1,130,000 shares of common stock, were exercised for cash proceeds of $64,621, respectively. The exercise price ranged from $0.05 - $0.26 per share.

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

NOTE 9 - STOCK OPTIONS AND WARRANTS

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

During the year ended December 31, 2006, the Company granted options to purchase 65,000 shares of common stock to an employee and a member of the Board of Directors. These options, which vested immediately, have exercise prices ranging from $0.13 to $0.24 per share, and are exercisable through January 17, 2016. In compliance with SFAS 123 (R) as further discussed in Note 1, these options were valued at $10,603 using the Black-Scholes option pricing model with the following assumptions: risk free interest rate ranging from 4.34% to 5.10%, dividend yield of 0.0%, volatility ranging from 130% to 135%, and expected average life ranging between 5 and 10 years.

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

See Note 8 regarding warrants issued to Ash Capital during the year ended December 31, 2005.

During the year ended December 31, 2006, the Company granted options to purchase 53,000 shares of common stock to consultants. These options, which vested immediately, have an exercise price ranging from $0.17 to $0.24 per share and are exercisable through June 29, 2011. These options were valued at $10,960 using the Black-Scholes option pricing model with the following assumptions: risk free interest rate ranging from 4.31% to 5.10%, dividend yield of 0.0%, volatility ranging from 131% to 135% and expected life of 5 years.

During the years ended December 31, 2006 and 2005, options to purchase 305,000 and 180,000 shares of common stock, respectively, expired. The Company recognized the value of these options in the amounts of $63,726 and $470,572 during 2006 and 2005 respectively, as additional paid in capital.


Outstanding Stock Options and Warrants - A summary of stock option and warrant activity for the years ended December 31, 2006 and 2005 is as follows:

                                                                            Weighted -
                                              Options and     Exercise        Average
   ~                                            Warrants    Price Range    Exercise Price
                                               ---------    -----------    --------
Balance, December 31, 2005                     3,504,621    $0.10-$1.55    $   0.28
                                               ---------    -----------    --------
   Granted                                       118,000     0.13- 0.24        0.20
   Expired                                      (305,000)    0.15- 0.26        0.22
                                               ---------    -----------    --------
Balance, December 31, 2006                     3,317,621    $0.10- 1.55     $  0.28
                                               ---------    -----------    --------
Exercisable, December 31, 2006                 3,317,621    $0.10- 1.55     $  0.28
                                               ---------    -----------    --------
Weighted-average fair value of options
   granted during the year ended
   December 31, 2005                                                       $   0.32
                                               =========    ===========    ========
Weighted-average fair value of options
   granted during the year ended
   December 31, 2006                                                       $   0.18
                                               ---------    -----------    --------

The fair value of stock options was determined at the grant dates using the Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended December 31, 2006 and 2005, respectively: risk-free interest rate of 4.9% and 4.0%, dividend yield of 0 percent, volatility of 132% and 139%, and expected lives of 6.1 and 3.6 years.

A summary of the options and warrants outstanding and exercisable as of December 31, 2006 follows:


                                            Outstanding                                               Exercisable
                  -----------------------------------------------------------------    -------------------------------------------
                                      Weighted -
                                       Average         Weighted -      Aggregate                      Weighted -     Aggregate
    Range of          Number          Remaining         Average        Intrinsic         Number        Average       Intrinsic
Exercise Prices    Outstanding    Contractual Life   Exercise Price      Value         Exercisable   Exercise Price     Value
----------------- --------------- ------------------ --------------- --------------    ------------- --------------- -------------
 $ 0.10 - 0.37         3,303,978           7.5years           $0.27       $907,229        3,303,978           $0.27      $907,229
   0.90 - 1.91            13,643          10.0years            0.94         12,760           13,643            0.94        12,760
----------------- --------------- ------------------ --------------- --------------    ------------- --------------- -------------
 $ 0.10 - 7.80         3,317,621           7.5years           $0.28       $919,989        3,317,621           $0.28      $919,989
----------------- --------------- ------------------ --------------- --------------    ------------- --------------- -------------

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

At December 31, 2006, the Company had cash in excess of federally insured limits of $1,337,676.

At December 31, 2006, the Company had accounts receivable from two customers accounting for 43% of total accounts receivable.

During the year ended December 31, 2006, revenues from one customer accounted for 12% of total revenues.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      Not applicable.


ITEM 8A. CONTROLS AND PROCEDURES.

      EVALUATION OF DISCLOSURE CONTROLS

      Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this annual report, has concluded that our disclosure controls and procedures are effective at a reasonable assurance level based on his evaluation of these controls and procedures as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

      The evaluation of our Chief Executive Officer and Chief Financial Officer for the year ended December 31, 2005 revealed that our disclosure controls and procedures were subject to significant design and operational deficiencies that did not ensure that the Company reported all the information required to be disclosed by us in this report and the procedures in place failed to result in our disclosure of all such required information. The design and deficiencies in our disclosure controls and procedures were discovered by our in-house counsel following receipt of a comment letter from the Securities and Exchange Commission, dated October 17, 2005, relating to our registration statement on Form S-3. Specifically, we failed to have the disclosure required by Items 307 and 308 of Regulation S-B and failed to include the certification by our Chief Executive Officer and Chief Financial Officer required by SEC Rules 13a-14(a) and 15d-14(a).

      The deficiencies in our disclosure controls and procedures specifically resulted from not having had sufficient resources allocated to disclosure functions, insufficient training of personnel regarding disclosure matters, and the absence of multiple parties confirming the Company's disclosures against the Commission's rules and regulations.

      In the fourth quarter of 2005, the Company took the following steps, among others, to remediate the deficiencies in its disclosure controls and procedures:
(i) an in-depth review of the Commission's rules and regulations relating to periodic filings made pursuant to the Exchange Act; (ii) attendance by in-house counsel of a multiple day seminar on Exchange Act filings, with particular emphasis on small business issuers; and (iii) implementation of a multiple party review of all periodic reports and other filings made by the Company pursuant to the Exchange Act, as well as filings made pursuant to the Securities Act of 1933, as amended. The costs associated with the foregoing remediation measures did not materially impact our results of operations. These steps were utilized in fiscal year 2006. The engagement of special securities counsel has materially impacted the effectiveness of the Company's disclosure controls and procedures by improving the Company's ability to properly and adequately fulfill its disclosure obligations for its periodic reports and other SEC filings.

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

      CHANGES IN INTERNAL CONTROLS

      During the fiscal quarter ended December 31, 2006, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

ITEM 8B. OTHER INFORMATION.

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

      Directors and Executive Officers

Name                 Age   Position
------------------   ---   ----------------------------------------------------
David A. Gestetner   34    President, Chief Executive Officer, Secretary and
                           Chairman of the Board
Herbert A. Hardt     64    Director
James C. Savas       46    Director
Lawrence K. Wein     64    Director

          Set forth below is a description of the background of each of our executive officers and directors:

      David A. Gestetner has served as president, chief executive officer, secretary and chairman of the board since October 1, 2003. Throughout his career, Mr. Gestetner has been involved in various applications of technology, both as an operator as well as a financier, including founding and operating a telecommunications business abroad. Mr. Gestetner has received awards for his innovations and advance applications of technology, including the Howard Golden Award for an intuitive scientific invention consisting of a system that enables emergency call routing in telephone systems. Mr. Gestetner possesses a Master's degree from The Aron Kotler Higher Institute of Learning in New Jersey.

      Herbert A. Hardt has served as director since June 13, 2002. Mr. Hardt is a co-founder and principal of Monness, Crespi, Hardt & Co., Inc. Prior to co-founding Monness, Crespi, Hardt & Co., Inc. in 1979, Mr. Hardt served as vice president of Fidelity Management and Research Bermuda from 1971 to 1978. Mr. Hardt received his Bachelor of Arts with a concentration in Engineering and Applied Physics from Harvard College in 1965 and his Master of Business Administration from Harvard University in 1971.

      James C. Savas has served as director since June 13, 2002. For more than seven years, Mr. Savas has been a member of Savas Greene & Company, LLC, an accounting and business consulting firm located in Salt Lake City, Utah. From 1988 to 1995, Mr. Savas was a tax accountant for Price Waterhouse. Since April 1999, Mr. Savas has also served as co-manager of Providence Management, LLC, which is manager of Ash Capital, LLC, an investment company controlled by Dr. Alan C. Ashton, a former director and one of the largest stockholders of the Company. Mr. Savas also serves on the boards of Bullfrog Spas International and Vortex Products, both privately-held companies. Mr. Savas received his Bachelor of Science in Accounting from the University of Utah.

      Lawrence K. Wein has served as director since October 2003. Mr. Wein held several key positions at AT&T for over 30 years. Mr. Wein received his Master's in Business Administration from Harvard Business School, and his Bachelor of Science in Engineering from Columbia University.

      Committees of the Board of Directors

      Our board has authorized two standing committees, an audit committee and a compensation committee

      Audit Committee. The audit committee, which was formed on August 18, 2000, is currently comprised of Messrs. Hardt and Savas. The chairman of the audit committee is Mr. Hardt. The audit committee met four times during the fiscal year ended December 31, 2006. The audit committee has the responsibility to:

      o recommend the firm that will serve as our independent public accountants;

      o review the scope and results of the audit and services provided by the independent public accountants;

      o meet with our financial staff to review accounting procedures and policies and internal controls; and

      o     perform the other responsibilities set forth in its written charter.

      The audit committee is comprised exclusively of directors who are not our salaried employees and all of whom, in the opinion of our board, are free from any relationship that would interfere with the exercise of independent judgment as a committee member. Our Board of Directors has determined that Mr. Savas is an "audit committee financial expert" within the applicable definition of the Securities and Exchange Commission.

      Compensation Committee. The compensation committee, which was formed on August 18, 2000, is currently comprised of Messrs. Hardt and Wein. The compensation committee met once during the fiscal year ended December 31, 2006. In general, the compensation committee's authority and oversight extends to total compensation, including base salaries, bonuses, stock options, and other forms of compensation.

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

      To our knowledge, based solely on review of the copies of such reports furnished to us and written representations, we believe that during the fiscal year ended December 31, 2006 all applicable filing requirements were complied with by our executive officers and directors.

      Code of Ethics

      Our Board of Directors has not yet adopted a written Code of Business Conduct and Ethics. We expect to adopt a written Code of Business Conduct and Ethics in 2007.


ITEM 10.  EXECUTIVE COMPENSATION.

      Summary Compensation Table

      The following table sets forth summary information concerning the total remuneration paid or accrued by eRoomSystem Technologies, to or on behalf of our chief executive officer and our executive officers whose total annual salary exceeded $100,000 during the fiscal years ended December 31, 2006 and 2005 . In accordance with the rules of the Commission, the compensation described in this table does not include perquisites and other personal benefits received by the executive officers named in the table below which does not exceed the lesser of $10,000 or 10% of the total salary and bonus reported for the executive officers.


                                   Summary Compensation Table
--------------------------------------------------------------------------------------------------
Name and Principal Position          Year     Salary     Bonus   All Other Compensation      Total
---------------------------          ----   --------   -------   ----------------------   --------
David A. Gestetner,                  2006   $100,000   $50,000   $                2,400   $152,400
President, Chief Executive           2005   $100,000   $50,000   $                2,400   $152,400
   Officer, Secretary and Chairman

      David A. Gestetner commenced serving in the capacities of President, Chief Executive Officer, Secretary and Chairman of the Board on October 1, 2003. On January 1, 2007, an amendment was made to Mr. Gestetner's employment agreement in which he will be receiving an annual salary of $150,000 and a monthly car allowance of $400. Mr. Gestetner is eligible to receive a performance based bonus at the end of the fiscal year at the discretion of the compensation committee. In addition the agreement provides for one year of severance upon termination without cause with salary and benefits continuing at the same rate.

      There were no equity awards granted to or held by our chief executive officer during the fiscal year ended December 31, 2006.

      Compensation of Directors

      The following table sets forth the equity awards made to members of our board of directors during the fiscal year ended December 31, 2006:

                   DIRECTOR COMPENSATION
-------------------------------------------------------------
Name               Stock Awards     Option Awards    Total
Herbert A. Hardt   $    6,000 (1)   $       --       $    6,000
Lawrence K. Wein   $    6,000 (1)   $       --       $    6,000
James C. Savas     $       --       $    4,138 (2)   $    4,138

------------------

      (1) Reflects the issuance of 25,000 shares of common stock to each of Mssrs. Hardt and Wein.
      (2) Reflects the issuance of options to purchase 25,000 shares of common stock.

      As compensation for their services, our non-employee directors receive either stock options to purchase 25,000 shares of our common stock or 25,000 unregistered shares of common stock as determined by the compensation committee. Directors who are our employees do not receive compensation for their services as directors.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The following table is a list of the beneficial ownership of common stock as of March 1, 2007 of (i) all persons who beneficially owned more than 5% of our outstanding common stock, (ii) all directors, (iii) all executive officers and (iv) all directors and executive officers as a group, according to record-ownership listings as of that date, according to the Forms 3, 4 and 5 and Schedules 13D and 13G, of which we have received copies, and according to verification as of March 1, 2007 which we have solicited and received from each director and executive officer. The beneficial ownership is calculated based on 23,898,165 shares of common stock outstanding as of March 1, 2007. Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities and, accordingly, includes shares issuable upon exercise of options that are exercisable or become exercisable within 60 days of March 1, 2007.

      Unless otherwise indicated, the persons identified in this table have sole voting and sole investment power with regard to the shares beneficially owned with the following address, c/o eRoomSystem Technologies, Inc., 1072 Madison Ave., Lakewood, NJ 08701.


Executive Officer,  Directors and Stockholders with Beneficial   Amount and Nature of            Percent of
Ownership of 5% or More                                          Beneficial Ownership              Class
Ash Capital, LLC                                                    3,884,537 (5)                  16.1%
David A. Gestetner                                                  5,157,644 (1)                  21.6%
James C. Savas                                                      4,047,050 (2)                  16.7%
Herbert A. Hardt                                                      600,821 (3)                   2.5%
Lawrence K. Wein                                                      105,000 (4)                   0.4%
                                                                    ---------                      ----
Executive Officers and Directors, as a group (4 individuals)        9,910,515                      40.6%

------------------
      (1) Reflects the direct ownership of 4,000 shares of common stock. In addition, also includes the beneficial ownership of (i) 5,153,644 shares of common stock held by Gestetner Group, LLC.

      (2) Reflects the direct ownership of 48,321 shares of common stock and options to purchase 80,000 shares of common stock, the beneficial ownership of 19,231 shares of common stock and an option to purchase 14,961 shares of common stock held by Providence Management, LLC, an entity for which Mr. Savas is co-manager and 50% owner, and the beneficial ownership of the following securities held by Ash Capital, LLC, or Ash Capital, an entity which Providence Management, LLC serves as the manager and holds a 20% profits interest, (a) 3,685,449 shares of common stock held by Ash Capital, (b) an option to purchase 145,313 shares of common stock, and (c) a warrant to purchase 53,775 shares of common stock. Mr. Savas disclaims any beneficial ownership of the shares of common stock and options to purchase shares of common stock beneficially owned as a result of his affiliation with Ash Capital, except to the extent of his pecuniary interest in such securities.

     (3) Reflects the direct ownership of 420,821 shares of common stock and options to purchase 80,000 shares of common stock, and the beneficial ownership of options to purchase 100,000 shares of common stock held by Monness, Crespi & Hardt, an entity of which Mr. Hardt is a principal.

     (4)Reflects the direct ownership of 55,000 shares of common stock and options to purchase 50,000 shares of common stock.

     (5) Reflects the direct ownership of 3,685,449 shares of common stock, an option to purchase 145,313 shares of common stock, and a warrant to purchase 53,775 shares of common stock. Ash Capital is controlled by Alan C. Ashton, a former member of our board of directors, audit and compensation committees.

Securities authorized for issuance under equity compensation plans

      The following table sets forth information about the common stock available for issuance under compensatory plans and arrangements as of December 31, 2006.


                                       Number of securities to be     Weighted-average
                                          issued upon exercise       exercise price of
                                        of outstanding options,     outstanding options,       Number of securities
         Plan Category                    warrants and rights       warrants and rights    available for future issuance
------------------------------------   --------------------------   --------------------   -----------------------------
                                                  (a)                       (b)                         (c)
------------------------------------   --------------------------   --------------------   -----------------------------
Equity compensation plan approved by
security holders                                        2,486,946   $               0.31                         513,054

Equity compensation plans not
approved by security holders                            1,030,673   $               0.18                              --
                                       --------------------------   --------------------   -----------------------------
                              Total                     3,517,619   $               0.28                         513,054
                                       --------------------------   --------------------   -----------------------------

Equity Compensation Plans Approved by Security Holders

      The 2000 Stock Option and Incentive Plan, or the 2000 Plan, was adopted by our board on February 3, 2000 and approved by our stockholders on March 29, 2000. The 2000 Plan was amended by our stockholders on May 7, 2001 when the shares of common stock authorized under the 2000 Plan were increased from 2,000,000 shares to 2,400,000 shares, amended on July 29, 2002 by our stockholders effectively increasing the number of shares issuable hereunder to 2,700,000, and amended further on November 15, 2004 by our stockholders effectively increasing the number of shares issuable thereunder to 3,000,000. The 2000 Plan provides us with the vehicle to grant to employees, officers, directors and consultants stock options and bonuses in the form of stock and options. Under the 2000 Plan, we can grant awards for the purchase of up to 3,000,000 shares of common stock in the aggregate, including "incentive stock options" within the meaning of Section 422 of the United States Internal Revenue Code of 1986 and non-qualified stock options. As of March 1, 2007, we had options to purchase 2,486,946 shares of our common stock outstanding under the 2000 Plan.

Equity Compensation Plans Not Approved by Security Holders

      Except as otherwise noted below. the options and warrants under the following compensation plans are transferable. These options and warrants are exercisable for the remainder of their stated term in the event of death of the holder or the termination of the holder's employment with the Company. None of these options or warrants have a cashless exercise provision.

      The 2001 Variable Stock Option and Incentive Plan consists of 205,004 options to purchase shares of common stock of which 205,004 options were issued to employees in 2001 at an exercise price of $0.26 with a term of 10 years.

      The 2001(B) Stock Option and Incentive Plan consists of 300,894 options to purchase shares of common stock of which 300,894 options were issued to consultants in 2001 at an exercise price ranging from $0.26 to $0.33 with terms ranging from 5 to 10 years.

      The 2003 Stock Option and Incentive Plan consists of 400,000 warrants to purchase shares of common stock of which 400,000 warrants were issued to a vendor in 2003 at an exercise price of $0.10 with a term of 5 years.

      The 2004 Stock Option and Incentive Plan consists of 46,000 warrants to purchase shares of common stock of which 46,000 warrants were issued to vendors in 2004 at an exercise price ranging from $0.25 to $0.26 with a term of 3 years.

      The 2005 Plan Stock Option and Incentive Plan consists of 78,775 warrants to purchase shares of common stock of which 78,775 warrants were issued to a vendor and member of the board at an exercise price ranging from $0.13 to $0.35 with terms ranging from 3 to 5 years.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
DIRECTOR INDEPENDENCE.

      Director Independence

      Except for our Chairman, David Gestetner, and James C. Savas, each of our directors, Messrs. Hebert A. Hardt and Lawrence K. Wein, qualifies as independent directors under Rule 10A-3 of the Securities Exchange Act of 1934 and as defined in NASD Marketplace Rule 4200(15). Mr. Savas is the beneficial owner of more than 10% of our outstanding common stock and Mr. Gestetner is an employee and executive officer of our company. Aside from his beneficial ownership of more than 10% of our outstanding common stock, Mr. Savas is independent under Rule 10A-3 of the Securities Exchange Act of 1934 and as defined in NASD Marketplace Rule 4200(15). The members of our audit committee are Messrs. Hardt and Savas. While Mr. Hardt is independent for purposes of the audit committee as defined in NASD Marketplace Rule 4350(d)(2), Mr. Savas is not independent under such rule because he is the beneficial owner of more than 10% of our outstanding common stock.. However, in the opinion of our Board of Directors, Mr. Savas' beneficial stock ownership would not interfere with his exercise of independent judgment as an audit committee member.

      Transactions Involving Ash Capital, LLC

      On March 30, 2006, Ash Capital, LLC relinquished 380,737 shares of common stock (the "Share Payment") as full and final payment of an outstanding promissory note in the original principal amount of $65,000 issued in favor of the Company on December 31, 2001 (the "Ash Capital Note"). The Ash Capital Note was issued in conjunction with Ash Capital's exercise of a stock option to purchase 250,000 shares at an exercise price of $0.26 per share. The Ash Capital Note had a term of four years and accrued simple interest at the rate of 5% per annum.

      As of the date of the Share Payment, the Ash Capital Note had accrued interest in the amount of $13,812.50, for a total outstanding amount of $78,812.50 ("Ash Capital Note Balance") as of March 30, 2006.

      The Share Payment represents a price of $0.207 per share. The number of shares of common stock relinquished by Ash Capital was determined using the following formula: (a) shares of common stock equal to the greater of (i) the Ash Capital Note Balance divided by a ten (10) percent discount on the 30-day trailing average closing price of the Company's common stock, or (ii) the Ash Capital Note Balance divided by the ten (10) percent discount on the closing price of the Company's common stock on March 29, 2006.

      Financial Advisory Agreement with Monness, Crespi & Hardt

      On December 31, 2001, we entered into a financial advisory agreement with Monness, Crespi & Hardt, or MCH. Herbert A. Hardt is a principal of MCH and has been a member of our board of directors since June 2002. The agreement provides that MCH will assist us in structuring and/or placing debt or equity securities in private or public transactions, and advise us on mergers, acquisitions and strategic partnerships. In consideration, MCH was issued a warrant to purchase 100,000 shares of common stock exercisable at $0.26 per share.

      Grant and Exercise of Stock Options on December 31, 2001 and Related Matters Involving Messrs. Harkness, Hrncir and Ellis

      On December 31, 2001, we issued to David S. Harkness, Gregory L. Hrncir, Derek K. Ellis (each of which are former executive officers of the Company) and Ash Capital options to purchase 300,000 shares, 225,000 shares, 75,000 shares and 250,000 shares of common stock, respectively, at $0.26 per share, which was the closing price of our common stock on December 31, 2001. As of the same date, Mr. Harkness assigned, as a gift, his options to AK Holding Company, a limited-liability company affiliated with Dr. Alan C. Ashton. In addition, as of the same date, Messrs. Hrncir and Ellis, Ash Capital and AK Holding Company exercised their options to purchase an aggregate of 950,000 shares of common stock (including 636,578 variable options) by payment of $26,000 in February 2002 and by issuing $221,000 of 5% full-recourse promissory notes to us. The principal and accrued interest on the promissory notes originally had a maturity date of December 31, 2005. In addition to the shares purchased with the notes, the notes were secured by 637,500 shares of common stock that have been held by Messrs. Hrncir and Ellis, Ash Capital and AK Holding Company for more than six months and by other assets of each of the foregoing parties.

      On October 1, 2003, David S. Harkness entered into a Termination and Release Agreement that provides for the surrender by the Company of a promissory note, previously issued by Mr. Harkness in the original principal amount of $78,000, in exchange for the surrender by Mr. Harkness of 300,000 shares of common stock. In conjunction with the surrender of accrued compensation owed to Mr. Harkness for the period April 1, 2003 to October 1, 2003, the Company issued Mr. Harkness an option to purchase 300,000 shares of common stock at $0.26 per share pursuant to the 2000 Plan. Under the terms of the Termination and Release Agreement, Mr. Harkness resigned as Chief Executive Officer, President and Chairman of the Board of Directors, as well as all officer and director positions held in the Company's subsidiaries.

      On October 1, 2003, Gregory L. Hrncir entered into a Termination and Release Agreement that provides for the surrender by the Company of a promissory note, previously issued by Mr. Hrncir in the original principal amount of $58,500, in exchange for the surrender by Mr. Hrncir of 225,000 shares of common stock. In conjunction with the surrender of accrued compensation owed to Mr. Hrncir for the period April 1, 2003 to October 1, 2003, the Company issued Mr. Hrncir an option to purchase 225,000 shares of common stock at $0.26 per share pursuant to the 2000 Plan. Under the terms of the Termination and Release Agreement, Mr. Hrncir resigned as Chief Operating Officer, General Counsel and Secretary of the Company, as well as all officer and director positions held in the Company's subsidiaries. In addition, on October 1, 2003, the Company entered into a consulting agreement with Mr. Hrncir that provides for the issuance of an option to purchase 100,000 shares of common stock, exercisable at $0.10 per share for a period of five years. Mr. Hrncir no longer serves as a consultant to the Company.

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

      (b) Reports on Form 8-K

      There are no current reports on Form 8-K.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

      The information required by this item is as follows:

      Hansen, Barnett & Maxwell, P.C., or HB&M, has served as our independent registered public accounting firm since 2000, and specifically for the fiscal years ended December 31, 2006 and 2005. HB&M was selected by our board of directors as our independent registered public accounting firm for the fiscal year ended December 31, 2006, and by our board of directors and a majority of our common stockholders for the fiscal year ended December 31, 2004.

      Our board is responsible for pre-approving all audit and permissible non-audit services provided by HB&M. Our board of directors has concluded that the non-audit services provided by HB&M are compatible with maintaining auditor independence. In 2006, no fees were paid to HB&M pursuant to the "de minimus" exception to the pre-approval policy permitted under the Exchange Act.

Audit Committee's Pre-Approval Policies

      The Audit Committee has adopted a policy that all audit, audit-related, tax and any other non-audit service to be performed by the Company's Independent Registered Public Accounting Firm must be pre-approved by the Audit Committee. It is the Company's policy that all such services be pre-approved prior to commencement of the engagement. The Audit Committee is also required to pre-approve the estimated fees for such services, as well as any subsequent changes to the terms of the engagement.

      For the fiscal years ended December 31, 2006 and 2005, the fees for services provided by HB&M were as follows:

                           2006     2005
                         -------   -------
Audit fees (1)           $38,110   $37,500
Audit-related fees (2)        --        --
Tax fees (3)                  --        --
All other fees                --        --
                         -------   -------
                         $38,110   $37,500
                         -------   -------

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

                  eRoomSystem Technologies, Inc.


                   By:     /s/ David A. Gestetner
                           --------------------------------------------------
                           David A. Gestetner
                   Its: President, Chief Executive Officer, Secretary and Chairman of the Board

                   Date:   March 26, 2007

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                              Title                      Date
                          President, Chief Executive Officer,
/s/ David A. Gestetner    Secretary and Chairman of the Board     March 26, 2007
----------------------    (Principal Executive Officer and
David A. Gestetner        Principal Financial and Accounting Officer)


/s/ Herbert A. Hardt      Director                                March 26, 2007
----------------------
Herbert A. Hardt


/s/ James C. Savas        Director                                March 26, 2007
----------------------
James C. Savas


/s/ Lawrence K. Wein      Director                                March 26, 2007
----------------------

EXHIBIT INDEX

Exhibit Number   Document Name                                                                                      Page
--------------   -----------------------------------------------------------------------------------------------   -----
1.01             Form of Underwriting Agreement relating to the registrant's initial public offering that             (3)
                 closed on August 9, 2000
--------------   -----------------------------------------------------------------------------------------------   -----
2.01             Agreement and Plan of Reorganization by and between RoomSystems International Corporation and        (1)
                 RoomSystems, Inc. dated December 31, 1999
--------------   -----------------------------------------------------------------------------------------------   -----
2.02             Transfer Pricing Agreement by and between RoomSystems International Corporation and                  (1)
                 RoomSystems, Inc. dated December 31, 1999
--------------   -----------------------------------------------------------------------------------------------   -----
3.01             Amendment and Restatement of Articles of Incorporation                                               (1)
--------------   -----------------------------------------------------------------------------------------------   -----
3.02             Certificate of Correction dated May 30, 2000                                                         (2)
--------------   -----------------------------------------------------------------------------------------------   -----
3.03             Amended and Restated Certificate of Designation, Preferences, Rights and Limitation of Series        (1)
                 A convertible preferred stock
--------------   -----------------------------------------------------------------------------------------------   -----
3.04             Amended and Restated Certificate of Designation, Preferences, Rights and Limitation of Series        (1)
                 B convertible preferred stock
--------------   -----------------------------------------------------------------------------------------------   -----
3.05             Certificate of Designation, Preferences, Rights and Limitation of Series C convertible               (1)
                 preferred stock
--------------   -----------------------------------------------------------------------------------------------   -----
3.06             Amended and Restated Bylaws                                                                          (2)
--------------   -----------------------------------------------------------------------------------------------   -----
3.07             Second Amendment and Restatement of Articles of Incorporation                                        (3)
--------------   -----------------------------------------------------------------------------------------------   -----
3.08             Second Amended and Restated Bylaws                                                                   (3)
--------------   -----------------------------------------------------------------------------------------------   -----
4.01             Form of Common Stock Certificate                                                                     (1)
--------------   -----------------------------------------------------------------------------------------------   -----
4.02             Form of Certificate for Series A convertible preferred stock                                         (1)
--------------   -----------------------------------------------------------------------------------------------   -----
4.03             Form of Certificate for Series B convertible preferred stock                                         (1)
--------------   -----------------------------------------------------------------------------------------------   -----
4.04             Form of Certificate for Series C convertible preferred stock                                         (1)
--------------   -----------------------------------------------------------------------------------------------   -----
10.01            Amended and Restated 2000 Stock Option and Incentive Plan                                            (2)
--------------   -----------------------------------------------------------------------------------------------   -----
10.02            Lease Agreement by and between RoomSystems Finance Corporation and 3770 Howard Hughes Parkway        (1)
                 Associates Limited Partnership dated October 8, 1997
--------------   -----------------------------------------------------------------------------------------------   -----
10.02A           Exhibits to Lease Agreement by and between RoomSystems Finance Corporation and 3770 Howard           (2)
                 Hughes Parkway Associates Limited Partnership dated October 8, 1997
--------------   -----------------------------------------------------------------------------------------------   -----
10.03            Lease Agreement by and between RoomSystems, Inc. and Pam Joy Realty, Inc. dated October 10,          (2)
                 1997
--------------   -----------------------------------------------------------------------------------------------   -----
10.04            Master Corporate Agreement by and between Innco Corporation and RoomSystems, Inc. dated              (1)
                 April 6, 1998
--------------   -----------------------------------------------------------------------------------------------   -----
10.04A           Exhibits to Master Corporate Agreement by and between Innco Corporation and RoomSystems, Inc.        (2)
                 dated April 6, 1998
--------------   -----------------------------------------------------------------------------------------------   -----
10.05            Indemnification Agreement by and between RoomSystems, Inc. and Alan C. Ashton dated August 17,       (1)
                 1999
--------------   -----------------------------------------------------------------------------------------------   -----
10.06            Agreement of Understanding by and between RoomSystems, Inc. and Ash Capital, LLC, C&W/RSI            (1)
                 Partners, LLC, SKM Investment, LLC and Thunder Mountain Investments, LC dated August 17, 1999
--------------   -----------------------------------------------------------------------------------------------   -----
10.06A           Exhibits to Agreement of Understanding by and between RoomSystems, Inc. and Ash Capital, LLC,        (2)
                 C&W/RSI Partners, LLC, SKM Investment, LLC and Thunder
                 Mountain Investments, LC dated August 17, 1999
--------------   -----------------------------------------------------------------------------------------------   -----
10.07            First Amendment to Agreement of Understanding by and between RoomSystems, Inc. and Ash               (1)
                 Capital, LLC, C&W/RSI Partners, LLC, SKM Investment,LLC and Thunder Mountain Investments,
                 LC dated September 30, 1999
--------------   -----------------------------------------------------------------------------------------------   -----
10.08            Promissory Note Repurchase Agreement by and between Steven L. Sunyich and RoomSystems, Inc.          (1)
                 dated September 1, 1999
--------------   -----------------------------------------------------------------------------------------------   -----
10.09            Indemnification Agreement by and between RSi BRE, Inc. and Donnelly Prehn dated                      (1)
                 September 27, 1999
--------------   -----------------------------------------------------------------------------------------------   -----
10.10            Equipment Transfer Agreement by and between RoomSystems, Inc., RoomSystems International             (1)
                 Corporation, RSi BRE, Inc. and RSG Investments, LLC dated September 28, 1999
--------------   -----------------------------------------------------------------------------------------------   -----
10.10A           Exhibits to Equipment Transfer Agreement by and between RoomSystems, Inc., RoomSystems               (2)
                 International Corporation, RSi BRE, Inc. and RSG Investments, LLC dated September 28, 1999
--------------   -----------------------------------------------------------------------------------------------   -----

Exhibit Number   Document Name                                                                                      Page
--------------   -----------------------------------------------------------------------------------------------   -----
10.11            Amendment to Equipment Transfer Agreement by and between RoomSystems, Inc., RoomSystems              (1)
                 International Corporation, RSi BRE, Inc. and RSG Investments, LLC dated November 23, 1999
--------------   -----------------------------------------------------------------------------------------------   -----
10.12            Conversion Agreement by and between Steven L. Sunyich and RoomSystems, Inc. dated                    (1)
                 December 30, 1999
--------------   -----------------------------------------------------------------------------------------------   -----
10.13            Loan and Security Agreement by and between RoomSystem Technologies, Inc. and Ash Capital,            (1)
                 LLC dated February 15, 2000
--------------   -----------------------------------------------------------------------------------------------   -----
10.13A           Exhibits to Loan and Security Agreement by and between RoomSystem Technologies, Inc. and             (2)
                 Ash Capital, LLC dated February 15, 2000
--------------   -----------------------------------------------------------------------------------------------   -----
10.14            Letter Agreement by and between eRoomSystem Technologies, Inc. and Hall Communications,              (1)
                 Inc. dated March 30, 2000
--------------   -----------------------------------------------------------------------------------------------   -----
10.15            Form of Hotel Revenue-Sharing Lease Agreement                                                        (2)
--------------   -----------------------------------------------------------------------------------------------   -----
10.16            Form of Noncompetition and Nondisclosure Agreement (Sales)                                           (1)
--------------   -----------------------------------------------------------------------------------------------   -----
10.17            Form of Consulting Agreement                                                                         (1)
--------------   -----------------------------------------------------------------------------------------------   -----
10.18            Form of Sales Representation Agreement                                                               (1)
--------------   -----------------------------------------------------------------------------------------------   -----
10.19            Form of Executive Employment Agreement                                                               (1)
--------------   -----------------------------------------------------------------------------------------------   -----
10.20            Form of Offshore Loan Subscription Agreement dated as of April 13, 2000                              (1)
--------------   -----------------------------------------------------------------------------------------------   -----
10.21            Form of Secured Subordinated Promissory Note dated as of April 13, 2000                              (1)
--------------   -----------------------------------------------------------------------------------------------   -----
10.22            Form of Installation, Co-Maintenance and Software Licensing and Upgrade Agreement                    (2)
--------------   -----------------------------------------------------------------------------------------------   -----
10.23            Master Business Lease Financing Agreement by and among AMRESCO Leasing Corporation,                  (4)
                 eRoomSystem SPE, Inc., RoomSystems, Inc. and eRoomSystem Technologies, Inc. dated May 11, 2000
--------------   -----------------------------------------------------------------------------------------------   -----
10.24            Indemnification Agreement by and between eRoomSystem Technologies, Inc. and John J. Prehn            (2)
                 dated May 31, 2000
--------------   -----------------------------------------------------------------------------------------------   -----
10.25            Amended and Restated Executive Employment Agreement of Steven L. Sunyich dated June 6, 2000          (2)
--------------   -----------------------------------------------------------------------------------------------   -----
10.26            Second Amended and Restated Executive Employment Agreement of Steven L. Sunyich dated                (3)
                 July 12, 2000
--------------   -----------------------------------------------------------------------------------------------   -----
10.27            Amended and Restated Executive Employment Agreement of Derek K. Ellis dated July 12, 2000            (3)
--------------   -----------------------------------------------------------------------------------------------   -----
10.28            Executive Employment Agreement of Stephen M. Nelson dated July 12, 2000                              (4)
--------------   -----------------------------------------------------------------------------------------------   -----
10.29            Amended and Restated Executive Employment Agreement of Gregory L. Hrncir dated July 12, 2000         (3)
--------------   -----------------------------------------------------------------------------------------------   -----
10.30            Shareholders' Agreement and Proxy by and among Ash Capital, LLC, RoomSystems, Inc. and               (1)
                 certain stockholders of RoomSystems, Inc. dated August 17, 1999
--------------   -----------------------------------------------------------------------------------------------   -----
10.31            Employment Agreement of David S. Harkness dated as of December 20, 2000                              (6)
--------------   -----------------------------------------------------------------------------------------------   -----
10.32            Employment Agreement of Stephen M. Nelson dated as of January 29, 2001                               (7)
--------------   -----------------------------------------------------------------------------------------------   -----
10.33            Employment Agreement of Derek K. Ellis dated as of January 29, 2001                                  (7)
--------------   -----------------------------------------------------------------------------------------------   -----
10.34            Employment Agreement of Gregory L. Hrncir dated as of January 29, 2001                               (7)
--------------   -----------------------------------------------------------------------------------------------   -----
10.35            Amended and Restated Master Business Lease Financing Agreement by and among AMRESCO Leasing          (7)
                 Corporation, eRoomSystem SPE, Inc., RoomSystems, Inc. and eRoomSystem Technologies, Inc.
                 dated February 23, 2001
--------------   -----------------------------------------------------------------------------------------------   -----
10.36            Employment Agreement of David S. Harkness dated as of December 31, 2001                              (8)
--------------   -----------------------------------------------------------------------------------------------   -----
10.37            Consulting Agreement by and between eRoomSystem Technologies, Inc. and Ash Capital, LLC              (8)
                 dated as of December 31, 2001
--------------   -----------------------------------------------------------------------------------------------   -----
10.38            Stock Purchase Agreement by and between eRoomSystem Technologies, Inc. and Ash                       (9)
                 Capital, LLC dated November 8, 2002
--------------   -----------------------------------------------------------------------------------------------   -----
10.39            Secured Convertible Promissory Note issued in favor of Ash Capital, LLC dated November               (9)
                 8, 2002.
--------------   -----------------------------------------------------------------------------------------------   -----
10.40            Note Purchase Agreement between eRoomSystem Technologies, Inc., Gestetner Group, LLC and            (10)
                 Other Lenders dated October 1, 2003
--------------   -----------------------------------------------------------------------------------------------   -----
10.41            Amendment Agreement between eRoomSystem Technologies, Inc., eRoomSystem Services, Inc.,             (10)
                 eRoomSystem SPE, Inc., RSi BRE, Inc., AMRESCO Commercial Finance, Inc., AMRESCO Leasing
                 Corporation and Gestetner Group, LLC dated October 1, 2003
--------------   -----------------------------------------------------------------------------------------------   -----
10.42            Agency Agreement between Gestetner Group, LLC and Other Lenders dated October 1, 2003               (10)
--------------   -----------------------------------------------------------------------------------------------   -----

Exhibit Number   Document Name                                                                                      Page
--------------   -----------------------------------------------------------------------------------------------   -----
10.43            Warrant to Purchase Shares of Common Stock issued in favor of AMRESCO Commercial Finance,           (10)
                 Inc. dated October 1, 2003
--------------   -----------------------------------------------------------------------------------------------   -----
10.44            Warrant to Purchase Shares of Common Stock issued in favor of Ash Capital, LLC dated                (10)
                 October 1, 2003
--------------   -----------------------------------------------------------------------------------------------   -----
10.45            Intercreditor and Collateral Agency Agreement between Gestetner Group, LLC, Ash Capital,            (10)
                 LLC and eRoomSystem Technologies, Inc. dated October 1, 2003
--------------   -----------------------------------------------------------------------------------------------   -----
10.46            Investors Rights Agreement between eRoomSystem Technologies, Inc., Ash Capital, LLC, and            (10)
                 certain security holders dated October 1, 2003
--------------   -----------------------------------------------------------------------------------------------   -----
10.47            Termination and Release Agreement between eRoomSystem Technologies, Inc. and David S.               (10)
                 Harkness dated October 1, 2003
--------------   -----------------------------------------------------------------------------------------------   -----
10.48            Termination and Release Agreement between eRoomSystem Technologies, Inc. and Gregory L.             (10)
                 Hrncir dated October 1, 2003
--------------   -----------------------------------------------------------------------------------------------   -----
10.49            Consulting Agreement between eRoomSystem Technologies, Inc. and Gregory L. Hrncir dated             (10)
                 October 1, 2003
--------------   -----------------------------------------------------------------------------------------------   -----
10.50            Termination and Release Agreement between eRoomSystem Technologies, Inc. and Derek K. Ellis         (10)
                 dated October 1, 2003
--------------   -----------------------------------------------------------------------------------------------   -----
10.51            Consulting Agreement between eRoomSystem Technologies, Inc. and DM Family Limited Partnership       (10)
                 dated October 1, 2003
--------------   -----------------------------------------------------------------------------------------------   -----
10.52            Secured Convertible Promissory Note issued in favor of Adele Schwartz dated October 1, 2003         (10)
--------------   -----------------------------------------------------------------------------------------------   -----
10.53            Secured Convertible Promissory Note issued in favor of David Heller dated October 1, 2003           (10)
--------------   -----------------------------------------------------------------------------------------------   -----
10.54            Secured Convertible Promissory Note issued in favor of Evelyn Gestetner dated October 1, 2003       (10)
--------------   -----------------------------------------------------------------------------------------------   -----
10.55            Secured Convertible Promissory Note issued in favor of Frieda Wolman dated October 1, 2003          (10)
--------------   -----------------------------------------------------------------------------------------------   -----
10.56            Secured Convertible Promissory Note issued in favor of Gestetner Group, LLC dated October 1,        (10)
                 2003
--------------   -----------------------------------------------------------------------------------------------   -----
10.57            Secured Convertible Promissory Note issued in favor of Hannah Sarah Frenkel dated October 1,        (10)
                 2003
--------------   -----------------------------------------------------------------------------------------------   -----
10.58            Secured Convertible Promissory Note issued in favor of Helmsbridge Holdings Limited dated           (10)
                 October 1, 2003
--------------   -----------------------------------------------------------------------------------------------   -----
10.59            Secured Convertible Promissory Note issued in favor of Leah Weinstein dated October 1, 2003         (10)
--------------   -----------------------------------------------------------------------------------------------   -----
10.60            Secured Convertible Promissory Note issued in favor of Liba Pappenheim dated October 1, 2003        (10)
--------------   -----------------------------------------------------------------------------------------------   -----
10.61            Secured Convertible Promissory Note issued in favor of Maurice B. Brenig dated October 1, 2003      (10)
--------------   -----------------------------------------------------------------------------------------------   -----
10.62            Secured Convertible Promissory Note issued in favor of Rose Kaminer dated October 1, 2003           (10)
--------------   -----------------------------------------------------------------------------------------------   -----
10.63            Warrant to Purchase Shares of Common Stock issued in favor of Adele Schwartz dated October 1,       (10)
                 2003
--------------   -----------------------------------------------------------------------------------------------   -----
10.64            Warrant to Purchase Shares of Common Stock issued in favor of David Heller dated October 1,         (10)
                 2003
--------------   -----------------------------------------------------------------------------------------------   -----
10.65            Warrant to Purchase Shares of Common Stock issued in favor of Evelyn Gestetner dated October        (10)
                 1, 2003
--------------   -----------------------------------------------------------------------------------------------   -----
10.66            Warrant to Purchase Shares of Common Stock issued in favor of Frieda Wolman dated October 1,        (10)
                 2003
--------------   -----------------------------------------------------------------------------------------------   -----
10.67            Warrant to Purchase Shares of Common Stock issued in favor of Gestetner Group, LLC dated            (10)
                 October 1, 2003
--------------   -----------------------------------------------------------------------------------------------   -----
10.68            Warrant to Purchase Shares of Common Stock issued in favor of Hannah Sarah Frenkel dated            (10)
                 October 1, 2003
--------------   -----------------------------------------------------------------------------------------------   -----
10.69            Warrant to Purchase Shares of Common Stock issued in favor of Helmsbridge Holdings Limited          (10)
                 dated October 1, 2003
--------------   -----------------------------------------------------------------------------------------------   -----
10.70            Warrant to Purchase Shares of Common Stock issued in favor of Leah Weinstein dated October 1,       (10)
                 2003
--------------   -----------------------------------------------------------------------------------------------   -----
10.71            Warrant to Purchase Shares of Common Stock issued in favor of Liba Pappenheim dated October 1,      (10)
                 2003
--------------   -----------------------------------------------------------------------------------------------   -----
10.72            Warrant to Purchase Shares of Common Stock issued in favor of Maurice B. Brenig dated October       (10)
                 1, 2003
--------------   -----------------------------------------------------------------------------------------------   -----
10.73            Warrant to Purchase Shares of Common Stock issued in favor of Rose Kaminer dated October 1,         (10)
                 2003
--------------   -----------------------------------------------------------------------------------------------   -----
10.74            Secured Promissory Note issued in favor of eRoomSystem Technologies, Inc. by Identica               (11)
                 Corporation dated May 23, 2005
--------------   -----------------------------------------------------------------------------------------------   -----

Exhibit Number   Document Name                                                                                      Page
--------------   -----------------------------------------------------------------------------------------------   -----
10.75            Security Agreement by and between eRoomSystem Technologies, Inc. and Identica Corporation           (11)
                 dated May 23, 2005.
--------------   -----------------------------------------------------------------------------------------------   -----
10.76            Warrant issued in favor of eRoomSystem Technologies, Inc. by Identica Corporation dated May         (11)
                 23, 2005.
--------------   -----------------------------------------------------------------------------------------------   -----
10.77            Asset Purchase Agreement between eRoomSystem Technologies, Inc. and Identica Corporation dated      (12)
                 September 7, 2005
--------------   -----------------------------------------------------------------------------------------------   -----
10.78            Professional Services Agreement between eRoomSystem Technologies, Inc. and Identica                 (12)
                 Corporation dated September 7, 2005
--------------   -----------------------------------------------------------------------------------------------   -----
10.79            Settlement Agreement by and between eRoomSystem Technologies, Inc. and Hall Communications,         (13)
                 Inc. dated December 31, 2001.
--------------   -----------------------------------------------------------------------------------------------   -----
10.80            Employment Agreement of David Gestetner dated as of January 1, 2007
--------------   -----------------------------------------------------------------------------------------------   -----
21.01            List of Subsidiaries                                                                                (14)
--------------   -----------------------------------------------------------------------------------------------   -----
31               Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002                              52
--------------   -----------------------------------------------------------------------------------------------   -----
32               Certification Pursuant to 18 U.S.C. Section 1350 as adopted by Section 906 of the                    53
                 Sarbanes-Oxley Act of 2002
--------------   -----------------------------------------------------------------------------------------------   -----

--------------   -------------------------------------------------------------------------------------------------------
(1)              Previously filed as an exhibit to the registrant's Registration Statement on Form SB-2, as filed with the Commission on April 14, 2000, and incorporated herein by reference.
--------------   -------------------------------------------------------------------------------------------------------
(2)              Previously filed as an exhibit to the registrant's Pre-Effective Amendment No. 1 to its
                 Registration Statement on Form SB-2, as filed with the Commission on June 9, 2000, and incorporated herein by reference.
--------------   -------------------------------------------------------------------------------------------------------
(3)              Previously filed as an exhibit to the registrant's Pre-Effective Amendment No. 2 to its Registration
                 Statement on Form SB-2, as filed with the Commission on July 14, 2000, and incorporated herein by reference.
--------------   -------------------------------------------------------------------------------------------------------
(4)              Previously filed as an exhibit to the registrant's Pre-Effective Amendment No. 3 to its Registration
                 Statement on Form SB-2, as filed with the Commission on July 19, 2000, and incorporated herein by reference.
--------------   -------------------------------------------------------------------------------------------------------
(5)              Previously filed as an exhibit to the registrant's Registration Statement on Form SB-2, as filed with the Commission on December 22, 2000, and incorporated herein by reference.
--------------   -------------------------------------------------------------------------------------------------------
(6)              Previously filed as an exhibit to the registrant's Pre-Effective Amendment No. 1 to its Registration
                 Statement on Form SB-2, as filed with the Commission on February 5, 2000, and incorporated herein by reference.
--------------   -------------------------------------------------------------------------------------------------------
(7)              Previously filed as an exhibit to the registrant's Annual Report on Form 10-KSB, as filed with the
                 Commission on April 2, 2001, and incorporated herein by reference.
--------------   -------------------------------------------------------------------------------------------------------
(8)              Previously filed as an exhibit to the registrant's Annual Report on Form 10-KSB, as filed with the
                 Commission on April 1, 2002, and incorporated herein by reference.
--------------   -------------------------------------------------------------------------------------------------------
(9)              Previously filed as an exhibit to the registrant's Quarterly Report on Form 10-QSB, as filed with the
                 Commission on November 14, 2002, and incorporated herein by reference.
--------------   -------------------------------------------------------------------------------------------------------
(10)             Previously filed as an exhibit to the registrant's Annual Report on Form 10-KSB, as filed with the
                 Commission on March 30, 2004, and incorporated herein by reference.
--------------   -------------------------------------------------------------------------------------------------------
(11)             Previously filed as an exhibit to the registrant's Current Report on Form 8-K, as filed with the
                 Commission on May 25, 2005, and incorporated herein by reference.
--------------   -------------------------------------------------------------------------------------------------------
(12)             Previously filed as an exhibit to the registrant's Current Report on Form 8-K, as filed with the
                 Commission on September 13, 2005, and incorporated herein by reference.
--------------   -------------------------------------------------------------------------------------------------------
(13)             Previously filed as an exhibit to the registrants's Registration Statement on Form SB-2/A, as filed with the Commission on August 30, 2006, and incorporated herein by reference.
--------------   -------------------------------------------------------------------------------------------------------
(14)             Previously filed as an exhibit to the registrants's Annual Report on From 10-KSB, as filed with the
                 Commission on March 31, 2006, and incorporated herein by reference.
--------------   -------------------------------------------------------------------------------------------------------
+                Confidential treatment has been granted with respect to certain portions of this agreement, including the exhibits thereto, of which certain portions have been omitted and filed separately with the Commission.
--------------   -------------------------------------------------------------------------------------------------------