Form 10QSB
period 2007-03-31
EROOMSYSTEM TECHNOLOGIES INC
filed 2007-05-08
CIK 1110361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2007

OR

☐	TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _______to _______

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒NO ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES ☐NO ☒

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

23,898,165 shares of common stock, $0.001 par value, as of April 20, 2007
Transitional Small Business Disclosure Format (check one): YES ☐NO ☒

FORM 10-QSB

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2007	December 31, 2006

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,658,804	$1,480,720
Accounts receivable, net of allowance for doubtful accounts of $40,270 and
$49,520 at March 31, 2007 and December 31, 2006, respectively	237,765	280,608
Note receivable	6,724	17,534
Prepaid expenses	4,538	1,797
Total Current Assets	1,907,831	1,780,659

REFRESHMENT CENTERS IN SERVICE, $2,620,194 and $2,512,447 at March 31, 2007 and December 31, 2006, respectively	733,244	840,991

PROPERTY AND EQUIPMENT
Computer equipment and office equipment, net of accumulated depreciation of $4,854 and $4,147, at March 31, 2007 and December 31, 2006, respectively	4,476	5,183
INVESTMENT IN MARKETABLE SECURITIES	64,075	64,075

NOTE RECEIVABLE, net of unamortized discount of $408 and $896 at March 31, 2007 and December 31, 2006, respectively	149,592	149,103
DEPOSITS	1,382	5,813
Total Assets	$2,860,600	$2,845,824

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$37,520	$57,512
Accrued liabilities	46,253	99,634
Customer deposits	11,758	11,758
Deferred maintenance revenue	11,777	12,357
Total Current Liabilities	107,308	181,261
Total Liabilities	107,308	181,261
COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none outstanding	-	-
Common stock, $0.001 par value; 50,000,000 shares authorized; 23,898,165 and
23,898,165 shares outstanding at March 31, 2007 and December 31, 2006, respectively	23,898	23,898
Additional paid-in capital	33,756,935	33,751,605
Warrants and options outstanding	368,578	373,908
Accumulated deficit	(31,396,119)	(31,484,848)
Total Stockholders' Equity	2,753,292	2,664,563

Total Liabilities and Stockholders' Equity	$2,860,600	$2,845,824

See accompanying notes to unaudited condensed consolidated financial statements

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

For the Three Months Ended March 31,	2007	2006

REVENUE
Revenue-sharing arrangements	$219,972	$274,278
Maintenance fees	66,179	81,087
Product sales	3,750	53,425
Total Revenue	289,901	408,790
COST OF REVENUE
Revenue-sharing arrangements	107,747	111,573
Maintenance	13,564	13,932
Product sales	1,584	57,623
Total Cost of Revenue	122,895	183,128
GROSS MARGIN	167,006	225,662

OPERATING EXPENSES
Selling, general and administrative expense, including non-cash compensation of $0 and $16,588, respectively	107,118	169,175
Sales tax settlement	-	32,466
Interest expense	-	22,912
Interest and other income	(20,341)	(16,586)
Net Operating Expenses	86,777	207,967
Income from Operations	80,229	17,695
Gain on forgiveness of liabilities and debt	8,500	-
Net Income	$88,729	$17,695
Basic Earnings Per Common Share	$0.00	$0.00
Diluted Earnings Per Common Share	$0.00	$0.00

See accompanying notes to unaudited condensed consolidated financial statements

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Three Months Ended March 31,	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$88,729	$17,695
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	108,454	112,042
Gain on forgiveness of debt and liabilities	(8,500)	-
Loss on sale of refreshment centers	-	7,622
Interest income from shareholder receivables	-	(819)
Interest income from other receivable	(279)	(1,210)
Accretion of debt discount	-	4,356
Amortization of discount on note receivable	(489)	(489)
Non-cash compensation expense	-	16,588
Changes in operating assets and liabilities:
Accounts receivable	42,843	(3,034)
Prepaid expenses	(2,741)	1,421
Accounts payable	(11,492)	(11,345)
Accrued liabilities	(53,381)	(61,551)
Customer deposits and deferred maintenance revenue	(580)	8,259
Net Cash Provided By Operating Activities	162,564	89,535
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	-	(954)
Proceeds from sale of refreshment centers	-	50,000
Purchase of investment	-	(50,000)
Proceeds from note receivable	11,089	59,085
Change in long term deposits and restricted funds	4,431	6,027
Net Cash Provided by Investing Activities	15,520	64,158
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term debt	-	(75,834)
Net Cash Used in Financing Activities	-	(75,834)

Net Increase in Cash	178,084	77,859
Cash at Beginning of Period	1,480,720	1,316,515

Cash at End of Period	$1,658,804	$1,394,374

Supplemental Cash Flows Information
Cash paid for interest	$-	$18,556
Supplemental Disclosure of Noncash Investing and Financing Activities
Shares of common stock cancelled in settlement of notes receivable	$-	$78,819

See accompanying notes to unaudited condensed consolidated financial statements

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Condensed Financial Statements - The accompanying unaudited condensed consolidated financial statements include the accounts of eRoomSystem Technologies, Inc. and its subsidiaries (the "Company"). These financial statements are condensed and, therefore, do not include all disclosures normally required by generally accepted accounting principles. These statements should be read in conjunction with the Company's audited financial statements for the fiscal year ended December 31, 2006 included in the Company's Annual Report on Form 10-KSB. In particular, the Company's organization, nature of operations and significant accounting principles were presented in Note 1 to the consolidated financial statements in that annual report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying unaudited condensed consolidated financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying unaudited condensed consolidated financial statements for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2007.

Principles of Consolidation - The accompanying unaudited condensed consolidated financial statements include the accounts of eRoomSystem Technologies, Inc. and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

Stock-Based Compensation - At March 31, 2007, the Company had one stock-based employee compensation plan. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123 (Revised 2004), Share-Based Payment, (“SFAS 123(R)”) using the modified prospective transition method. Accordingly, the Company records expense for (i) the unvested portion of grants issued during the period and (ii) new grant issuances, both of which will be expensed over the requisite service (i.e., vesting) periods.

As a result of adopting SFAS 123(R), the Company's results of operations for the three months ended March 31, 2007 and 2006 included compensation expense of $0 and $4,138, respectively, representing $0.00 impact to both basic and diluted earnings per share.

Net Earnings Per Share of Common Stock - Basic earnings per share of common stock is computed by dividing net income by the weighted-average number of shares of common stock outstanding. Unvested shares of common stock are considered to be stock options for purposes of computing earnings per share. Diluted earnings per share of common stock are computed by dividing net income by the weighted-average number of shares of common stock and dilutive potential common stock equivalents outstanding. Potential common stock equivalents consist of shares issuable upon the exercise of stock options and warrants, and shares issuable upon the conversion of debt.

The following table is a reconciliation of the numerators and denominators used in the calculation of basic and diluted weighted-average common shares outstanding for the three months ended March 31, 2007 and 2006:
For the Three Months Ended March 31,	2007	2006
Basic net income	$88,729	$17,695
Diluted net income	$88,729	$17,695
Basic weighted-average common stock outstanding	23,898,165	24,229,777
Effect of dilutive securities
Stock options and warrants	168,861	382,331
Diluted weighted-average common stock outstanding	24,067,026	24,612,108
Basic earnings per share	$0.00	$0.00
Diluted earnings per share	$0.00	$0.00

At March 31, 2007 and 2006, there were potential common stock equivalents from options and warrants of 3,098,760 and 3,145,290, respectively, which were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

NOTE 2 - BUSINESS CONDITION

During the year ended December 31, 2006 and the three months ended March 31, 2007, the Company realized a net gain of $162,083 and $88,729, respectively. During the year ended December 31, 2006 and the three months ended March 31, 2007, the Company's operations provided $683,126 and $162,564 of cash, respectively. The Company had a cash balance of $1,658,804 as of March 31, 2007. Up until the year ended December 31, 2004, the Company suffered recurring losses. Although the Company realized net income in the past three years, the Company is anticipating decreasing revenue as the Company’s existing hotel revenue-sharing and maintenance contracts conclude over the next couple of years. Realization of continued profitable operations is not assured. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern. Management would like to acquire an existing operating company to enable the Company to increase revenues and long-term viability, and is continuously performing due diligence on third party companies for this purpose. The Company has also been performing research regarding potential further investments in either privately-held or publicly traded emerging growth stage companies.

NOTE 3 - NET INVESTMENT IN SALES-TYPE LEASE

During June 2004, the Company entered into an agreement with a hotel property owner that amended a previous revenue sharing lease agreement that had previously been non-performing. Under the terms of that agreement, the Company recovered a receivable that had been written off in the previous year.

The new lease agreement terminates on December 31, 2008 at which time the hotel property owner takes ownership of the refreshment centers. The property is to make monthly payments of $7,200. The new lease agreement has been classified as a sales-type capital lease. Because the property has a history of non-performance and is still under the supervision of a bankruptcy court, the net investment in the capital lease has been fully allowed against. The following lists the components of the net investment in the sales-type lease as of March 31, 2007:

Total minimum lease payments to be received	$151,200

Less: Allowance for uncollectibles	(127,160)

Net minimum lease payments receivable	24,040

Less: Unearned income	(24,040)

Net investment in sales-type lease	$-

The Company recorded revenue sharing and maintenance fee revenue, relating to this property, in the amount of $21,600 for the three months ended March 31, 2007.

Minimum lease payments for the nine months ending December 31, 2007, and the succeeding fiscal year through the end of the lease term are as follows: $64,800 in 2007; $86,400 in 2008.

NOTE 4 - STOCKHOLDERS’ EQUITY

During the three months ended March 31, 2007, options to purchase 50,000 shares of common stock expired. The Company recognized the value of these options in the amount of $5,330 as additional paid in capital.

NOTE 5 - SUBSEQUENT EVENTS

On April 30, 2007, the Company issued 75,000 shares of common stock to its Board of Directors in recognition of services rendered. These shares were valued at $11,250 ($0.15 per share).

Item 2. Management's Discussion and Analysis or Plan of Operation.

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

Certain information included herein contains statements that may be considered forward-looking statements, such as statements relating to our anticipated revenues, gross margin and operating results, future performance and operations, plans for future expansion, capital spending, sources of liquidity and financing sources. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future, and accordingly, such results may differ from those expressed in any forward-looking statements made herein. These risks and uncertainties include, but are not limited to, those relating to our liquidity requirements, the continued growth of the lodging industry, the success of our product-development, marketing and sales activities, vigorous competition in the lodging industry, dependence on existing management, leverage and debt service (including sensitivity to fluctuations in interest rates), domestic or global economic conditions, the inherent uncertainty and costs of prolonged arbitration or litigation, and changes in federal or state tax laws or the administration of such laws. A complete discussion of these risks and uncertainties are contained in our Annual Report on Form 10-KSB, as filed with the Securities and Exchange Commission on March 27, 2007.

OVERVIEW

Our core business is the development and installation of an intelligent, in-room computer platform and communications network, or the eRoomSystem, for the lodging industry. The eRoomSystem is a computerized platform and processor-based system designed to collect and control data. The eRoomSystem supports our fully automated and interactive eRoomServ refreshment centers, eRoomSafes, eRoomEnergy products, and the eRoomTray. In 2005, we commenced our diversification strategy of investing in third party emerging growth companies. To this end, we have made investments totaling $60,000, consisting of $10,000 in Identica Holdings Corporation and $50,000 in Aprecia, LLC. In addition, we have loaned Identica $150,000 in cash. The loan is secured by a security interest in all the assets of Identica and is evidenced by a promissory note. In consideration for making the loan, Identica issued to us a warrant to purchase one million (1,000,000) shares of common stock of Identica, exercisable at $0.15 per share at any time through May 20, 2010. We may make additional investments in promising emerging growth companies, and potentially acquire an operating company if the opportunity arises.

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

Our revenue-sharing program provides us with a seven-year revenue stream under each revenue-sharing agreement. Because many of our customers in the lodging industry traditionally have limited capacity to finance the purchase of our products, we designed our revenue-sharing program accordingly. Through our revenue-sharing plan, we have installed our products at little or no upfront cost to our customers and share in the recurring revenues generated from sales of goods and services related to our products. We retain the ownership of the eRoomServ refreshment centers and eRoomSafes throughout the term of the revenue-sharing agreements and the right to re-deploy any systems returned to us upon the expiration or earlier termination of the revenue-sharing agreements. We have failed to place any products, either on a revenue sharing or sale basis in the prior four fiscal years, and we have no present intention of placing new products in the future. We do, however, intend to continue to service and maintain our existing installed product base for the remaining life of the contracts relating thereto.

Our revenues over the past year has been declining as we have focused on service and maintenance of our existing installed products and have not installed new products at hotels and existing revenue sharing agreements conclude. Given the foregoing, in 2005 we commenced our diversification strategy to invest in emerging growth companies. To date we have invested in Identica Holdings Corporation, a privately held distributor and integrator of next-generation biometric security solutions, including the TechSphere hand vascular pattern biometric technology, and Aprecia, LLC, a provider of applied artificial intelligence solutions for gaming and homeland security applications. We continue to explore opportunities and perform due diligence on third parties with respect to additional potential investments. At this time, we have not reached a definitive agreement to make further investments. In addition, we may acquire an operating company in the future if the opportunity arises. Over time, we may realize revenues from the sale of securities purchased from Identica, Aprecia and other third party companies, if applicable. The timing and return on such investments, however, cannot be assured.

We anticipate that we will receive more than 50% of the recurring revenues from the sale of goods and services generated by our currently installed eRoomServ refreshment centers, eRoomSafes and eRoomTray solutions under revenue-sharing agreements. Our customers receive the remainder of the recurring revenues.

Revenue Recognition

Sales revenue from our products is recognized upon completion of installation and acceptance by the customer. We do not, however, expect to generate meaningful sales revenue as such revenues are limited to the sales of used equipment as well as replacement equipment and parts to hotel clients who previously purchased our products. Sales revenue from the placement of our eRoomServ refreshment centers and eRoomSafes under our revenue-sharing program are accounted for similar to an operating lease, with the revenues recognized as earned over the term of the agreement. In some instances, our revenue-sharing agreements provide for a guaranteed minimum daily payment by the hotel. We negotiated our portion of the revenues generated under our revenue-sharing program based upon the cost of the equipment installed and the estimated daily sales per unit for the specific customer.

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

Research and development expenses consist of payroll and related costs for hardware and software engineers, quality assurance specialists, management personnel, and the costs of materials used by our consultants in the maintenance of our existing installed products. As we have elected not to install new products at hotels, we had no research and development expenses in the three months ended March 31, 2007, and we do not expect this to change in future periods.

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

Results of Operations

Comparison of Three Months Ended March 31, 2007 and 2006

Revenues

Revenue Sharing Arrangements -- Our revenue from revenue sharing arrangements was $219,972 for the three months ended March 31, 2007, compared to $274,278 for the three months ended March 31, 2006, representing a decrease of $54,306, or 19.8%. The decrease in revenue sharing revenue was due to the completion of a number of revenue sharing contracts in 2006.

Maintenance Fee Revenues -- Maintenance fee revenues were $66,179 for the three months ended March 31, 2007, compared to $81,087 for the three months ended March 31, 2006, representing a decrease of $14,908, or 18.4%. The decrease in maintenance fee revenue was due to the completion of a number of revenue sharing contracts in 2006.

Product Sales -- Revenue from product sales was $3,750 for the three months ended March 31, 2007, compared to $53,425 for the three months ended March 31, 2006, representing a decrease of $49,675, or 93%. The decrease in product sales revenues was primarily due to the sale of some refreshment centers to a hotel at the completion of its revenue share contract in the three months ended March 31, 2006.

Cost of Revenue

Cost of Revenue Sharing Revenue -- Cost of revenue sharing revenue was $107,747 for the three months ended March 31, 2007, compared to $111,573 for the three months ended March 31, 2006 representing a decrease of $3,826 or 3.4%. The gross margin percentage on revenue sharing revenue was 51% for the three months ended March 31, 2007, compared to 59.3% for the three months ended March 31, 2006. The decrease in gross margin relating to revenue sharing revenue is due to the completion of some revenue sharing contracts in 2006.

Cost of Maintenance Fee Revenue -- Our cost of maintenance fee revenue was $13,564 for the three months ended March 31, 2007, compared to $13,932 for the three months ended March 31, 2006, representing a decrease of $368, or 2.6%. The gross margin percentage on maintenance fee revenues was 79.5% for the three months ended March 31, 2007, compared to 82.8% for the three months ended March 31, 2006. The slight decrease in our cost of maintenance fee revenue was in-line with the slight decrease in our maintenance fee revenue and is otherwise immaterial.

Cost of Product Sales Revenue -- Our cost of product sales revenue for the three months ended March 31, 2007 was $1,584, compared to $57,623 for the three months ended March 31, 2006, a decrease of $56,039, or 97.3%. The gross margin percentage on revenue from product sales revenue was 57.8% for the three months ended March 31, 2007, compared to (7.9%) for the three months ended March 31, 2006. The significant decrease in cost of product sales revenue relates to the remaining basis of the refreshment centers sold in the three months ended March 31, 2006.

The changes and percent changes with respect to our revenues and our cost of revenue for the three months ended March 31, 2007 and 2006 are summarized as follows:

	For the Three Months Ended March 31,			Percent
	2007	2006	Change	Change
REVENUE
Revenue-sharing arrangements	$219,972	$274,278	$(54,306)	-19.8%
Maintenance fees	66,179	81,087	(14,908)	-18.4%
Product sales	3,750	53,425	(49,675)	-93.0%
Total Revenue	289,901	408,790	(118,889)	-29.1%

COST OF REVENUE
Revenue-sharing arrangements	107,747	111,573	(3,826)	-3.4%
Maintenance	13,564	13,932	(368)	-2.6%
Product sales	1,584	57,623	(56,039)	-97.3%
Total Cost of Revenue	$122,895	$183,128	$(60,233)	-32.9%

GROSS MARGIN PERCENTAGE
Revenue-sharing arrangements	51.0%	59.3%
Maintenance	79.5%	82.8%
Product sales	57.8%	(7.9)%
Total Gross Margin Percentage	57.6%	55.2%

Although the preceding table summarizes the net changes and percent changes with respect to our revenues and our cost of revenue for the three months ended March 31, 2007 and 2006, the trends contained therein are limited and should not be viewed as a definitive indication of our future results.

Operating Expenses

Selling, General and Administrative -- Selling, general and administrative expenses, including non-cash compensation expense, were $107,118 for the three months ended March 31, 2007, compared to $169,175 for the three months ended March 31, 2006, representing a decrease of $62,057, or 36.7%. The decrease in our selling, general and administrative expenses for the three months ended March 31, 2007 to the three months ended March 31, 2006 reflects our ongoing commitment to further reduce fixed overhead expenses.

Sales tax settlement -- During the three months ended March 31, 2006, the Company paid $32,466 as final settlement of a sales tax audit on previous years. No such payments were made in the three months ended March 31, 2007.

Interest expense was $22,912 for the three months ended March 31, 2006. No interest expense was paid in 2007 due to the final payoff of all outstanding notes in third quarter of 2006.

Interest and other income was $20,341 for the three months ended March 31, 2007 as compared to $16,586 for the three months ended March 31, 2006 representing an increase of $3,755, or 22.6%. The increase was due to the interest earned on our increasing balance of cash and cash equivalents.

Net Income Attributable to Common Stockholders

We realized net income of $88,729 for the three months ended March 31, 2007, compared to $17,695 during the three months ended March 31, 2006. The $71,034 increase in net income was primarily due to the significant decrease in our selling, general and administrative costs. We may incur losses in the future as existing revenue sharing agreements with our hotel clients expire.

Liquidity and Capital Resources

At March 31, 2007, our principal sources of liquidity consisted of $1,658,804 of cash and working capital of $1,800,523, as compared to $1,480,730 of cash and working capital of $1,599,398 at December 31, 2006. In addition, our stockholders' equity was $2,753,292 at March 31, 2007, compared to stockholders' equity of $2,664,563 at December 31, 2006, an increase of $88,729. The increase in cash reflects the increase in working capital and stockholders' equity.

Our accumulated deficit decreased from $31,484,848 at December 31, 2006 to $31,396,119 at March 31, 2007. The $88,729 decrease in accumulated deficit resulted directly from the net income realized for the three months ended March 31, 2007. Our accumulated deficit may increase in the future as existing revenue sharing agreements with our hotel clients expire.

Our operations provided net cash of $162,564 for the three months ended March 31, 2007, compared to $89,535 during the three months ended March 31, 2006. The $73,029 increase in net cash provided by our operating activities resulted primarily from the cash provided from the decrease in accounts receivable and the increase in our net income during the three months ended March 31, 2007.

Investing activities for the three months ended March 31, 2007 provided net cash of $15,520, compared to $64,158 of net cash provided for the three months ended March 31, 2006. The $48,638 decrease in net cash provided consisted primarily of the decrease in proceeds from a note receivable.

There were no financing activities in the three months ended March 31, 2007 as compared to $75,834 used during the three months ended March 31, 2006. This was due to the repayment in full of the long-term debt in 2006.

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

Contractual Cash Obligations and Commercial Commitments

There were no significant contractual cash obligations or commercial commitments either on or off balance sheet as of March 31, 2007.

Item 3.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this quarterly report, has concluded that our disclosure controls and procedures are effective at a reasonable assurance level based on his evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting (as such item is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the most fiscal quarter (the three months ended March 31, 2007), that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

 PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are, from time to time, parties to legal proceedings arising out of our business. We believe that there are no proceedings pending or threatened against us which, if determined adversely, would have a material adverse effect on our business, financial condition, and results of operations or liquidity.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit Number	Document Name	Page

2.01	Agreement and Plan of Reorganization by and between RoomSystems International Corporation and RoomSystems, Inc. dated December 31, 1999	(1)
2.02	Transfer Pricing Agreement by and between RoomSystems International Corporation and RoomSystems, Inc. dated December 31, 1999	(1)
3.01	Amendment and Restatement of Articles of Incorporation	(1)
3.02	Certificate of Correction dated May 30, 2000	(2)
3.03	Amended and Restated Certificate of Designation, Preferences, Rights and Limitation of Series A convertible preferred stock	(1)
3.04	Amended and Restated Certificate of Designation, Preferences, Rights and Limitation of Series B convertible preferred stock	(1)
3.05	Certificate of Designation, Preferences, Rights and Limitation of Series C convertible preferred stock	(1)
3.06	Amended and Restated Bylaws	(2)
3.07	Second Amendment and Restatement of Articles of Incorporation	(3)
3.08	Second Amended and Restated Bylaws	(3)
4.01	Form of Common Stock Certificate	(1)
4.02	Form of Certificate for Series A convertible preferred stock	(1)
4.03	Form of Certificate for Series B convertible preferred stock	(1)
4.04	Form of Certificate for Series C convertible preferred stock	(1)
10.01	Amended and Restated 2000 Stock Option and Incentive Plan	(2)
10.02	Lease Agreement by and between RoomSystems Finance Corporation and 3770 Howard Hughes Parkway Associates Limited Partnership dated October 8, 1997	(1)
10.02A	Exhibits to Lease Agreement by and between RoomSystems Finance Corporation and 3770 Howard Hughes Parkway Associates Limited Partnership dated October 8, 1997	(2)
10.03	Lease Agreement by and between RoomSystems, Inc. and Pam Joy Realty, Inc. dated October 10, 1997	(2)
10.04	Master Corporate Agreement by and between Innco Corporation and RoomSystems, Inc. dated April 6, 1998	(1)
10.04A	Exhibits to Master Corporate Agreement by and between Innco Corporation and RoomSystems, Inc. dated April 6, 1998	(2)
10.05	Indemnification Agreement by and between RoomSystems, Inc. and Alan C. Ashton dated August 17, 1999	(1)
10.06	Agreement of Understanding by and between RoomSystems, Inc. and Ash Capital, LLC, C&W/RSI Partners, LLC, SKM Investment, LLC and Thunder Mountain Investments, LC dated August 17, 1999	(1)
10.06A	Exhibits to Agreement of Understanding by and between RoomSystems, Inc. and Ash Capital, LLC, C&W/RSI Partners, LLC, SKM Investment, LLC and Thunder Mountain Investments, LC dated August 17, 1999	(2)
10.07	First Amendment to Agreement of Understanding by and between RoomSystems, Inc. and Ash Capital, LLC, C&W/RSI Partners, LLC, SKM Investment, LLC and Thunder Mountain Investments, LC dated September 30, 1999	(1)
10.08	Promissory Note Repurchase Agreement by and between Steven L. Sunyich and RoomSystems, Inc. dated September 1, 1999	(1)

Exhibit Number	Document Name	Page

10.09	Indemnification Agreement by and between RSi BRE, Inc. and Donnelly Prehn dated September 27, 1999	(1)
10.10	Equipment Transfer Agreement by and between RoomSystems, Inc., RoomSystems International Corporation, RSi BRE, Inc. and RSG Investments, LLC dated September 28, 1999	(1)
10.10A	Exhibits to Equipment Transfer Agreement by and between RoomSystems, Inc., RoomSystems International Corporation, RSi BRE, Inc. and RSG Investments, LLC dated September 28, 1999	(2)
10.11	Amendment to Equipment Transfer Agreement by and between RoomSystems, Inc., RoomSystems International Corporation, RSi BRE, Inc. and RSG Investments, LLC dated November 23, 1999	(1)
10.12	Conversion Agreement by and between Steven L. Sunyich and RoomSystems, Inc. dated December 30, 1999	(1)
10.13	Loan and Security Agreement by and between RoomSystem Technologies, Inc. and Ash Capital, LLC dated February 15, 2000	(1)
10.13A	Exhibits to Loan and Security Agreement by and between RoomSystem Technologies, Inc. and Ash Capital, LLC dated February 15, 2000	(2)
10.14	Letter Agreement by and between eRoomSystem Technologies, Inc. and Hall Communications, Inc. dated March 30, 2000	(1)
10.15	Form of Hotel Revenue-Sharing Lease Agreement	(2)
10.16	Form of Noncompetition and Nondisclosure Agreement (Sales)	(1)
10.17	Form of Consulting Agreement	(1)
10.18	Form of Sales Representation Agreement	(1)
10.19	Form of Executive Employment Agreement	(1)
10.20	Form of Offshore Loan Subscription Agreement dated as of April 13, 2000	(1)
10.21	Form of Secured Subordinated Promissory Note dated as of April 13, 2000	(1)
10.22	Form of Installation, Co-Maintenance and Software Licensing and Upgrade Agreement	(2)
10.23	Master Business Lease Financing Agreement by and among AMRESCO Leasing Corporation, eRoomSystem SPE, Inc., RoomSystems, Inc. and eRoomSystem Technologies, Inc. dated May 11, 2000	(4)
10.24	Indemnification Agreement by and between eRoomSystem Technologies, Inc. and John J. Prehn dated May 31, 2000	(2)
10.25	Amended and Restated Executive Employment Agreement of Steven L. Sunyich dated June 6, 2000	(2)
10.26	Second Amended and Restated Executive Employment Agreement of Steven L. Sunyich dated July 12, 2000	(3)
10.27	Amended and Restated Executive Employment Agreement of Derek K. Ellis dated July 12, 2000	(3)
10.28	Executive Employment Agreement of Stephen M. Nelson dated July 12, 2000	(4)
10.29	Amended and Restated Executive Employment Agreement of Gregory L. Hrncir dated July 12, 2000	(3)
10.30	Shareholders' Agreement and Proxy by and among Ash Capital, LLC, RoomSystems, Inc. and certain stockholders of RoomSystems, Inc. dated August 17, 1999	(1)
10.31	Employment Agreement of David S. Harkness dated as of December 20, 2000	(6)
10.32	Employment Agreement of Stephen M. Nelson dated as of January 29, 2001	(7)
10.33	Employment Agreement of Derek K. Ellis dated as of January 29, 2001	(7)
10.34	Employment Agreement of Gregory L. Hrncir dated as of January 29, 2001	(7)
10.35	Amended and Restated Master Business Lease Financing Agreement by and among AMRESCO Leasing Corporation, eRoomSystem SPE, Inc., RoomSystems, Inc. and eRoomSystem Technologies, Inc. dated February 23, 2001	(7)
10.36	Employment Agreement of David S. Harkness dated as of December 31, 2001	(8)
10.37	Consulting Agreement by and between eRoomSystem Technologies, Inc. and Ash Capital, LLC dated as of December 31, 2001	(8)
10.38	Stock Purchase Agreement by and between eRoomSystem Technologies, Inc. and Ash Capital, LLC dated November 8, 2002	(9)
10.39	Secured Convertible Promissory Note issued in favor of Ash Capital, LLC dated November 8, 2002.	(9)
10.40	Note Purchase Agreement between eRoomSystem Technologies, Inc., Gestetner Group, LLC and Other Lenders dated October 1, 2003	(10)

Exhibit Number	Document Name	Page

10.41	Amendment Agreement between eRoomSystem Technologies, Inc., eRoomSystem Services, Inc., eRoomSystem SPE, Inc., RSi BRE, Inc., AMRESCO Commercial Finance, Inc., AMRESCO Leasing Corporation and Gestetner Group, LLC dated October 1, 2003	(10)
10.42	Agency Agreement between Gestetner Group, LLC and Other Lenders dated October 1, 2003	(10)
10.43	Warrant to Purchase Shares of Common Stock issued in favor of AMRESCO Commercial Finance, Inc. dated October 1, 2003	(10)
10.44	Warrant to Purchase Shares of Common Stock issued in favor of Ash Capital, LLC dated October 1, 2003	(10)
10.45	Intercreditor and Collateral Agency Agreement between Gestetner Group, LLC, Ash Capital, LLC and eRoomSystem Technologies, Inc. dated October 1, 2003	(10)
10.46	Investors Rights Agreement between eRoomSystem Technologies, Inc., Ash Capital, LLC, and certain security holders dated October 1, 2003	(10)
10.47	Termination and Release Agreement between eRoomSystem Technologies, Inc. and David S. Harkness dated October 1, 2003	(10)
10.48	Termination and Release Agreement between eRoomSystem Technologies, Inc. and Gregory L. Hrncir dated October 1, 2003	(10)
10.49	Consulting Agreement between eRoomSystem Technologies, Inc. and Gregory L. Hrncir dated October 1, 2003	(10)
10.50	Termination and Release Agreement between eRoomSystem Technologies, Inc. and Derek K. Ellis dated October 1, 2003	(10)
10.51	Consulting Agreement between eRoomSystem Technologies, Inc. and DM Family Limited Partnership dated October 1, 2003	(10)
10.52	Secured Convertible Promissory Note issued in favor of Adele Schwartz dated October 1, 2003	(10)
10.53	Secured Convertible Promissory Note issued in favor of David Heller dated October 1, 2003	(10)
10.54	Secured Convertible Promissory Note issued in favor of Evelyn Gestetner dated October 1, 2003	(10)
10.55	Secured Convertible Promissory Note issued in favor of Frieda Wolman dated October 1, 2003	(10)
10.56	Secured Convertible Promissory Note issued in favor of Gestetner Group, LLC dated October 1, 2003	(10)
10.57	Secured Convertible Promissory Note issued in favor of Hannah Sarah Frenkel dated October 1, 2003	(10)
10.58	Secured Convertible Promissory Note issued in favor of Helmsbridge Holdings Limited dated October 1, 2003	(10)
10.59	Secured Convertible Promissory Note issued in favor of Leah Weinstein dated October 1, 2003	(10)
10.60	Secured Convertible Promissory Note issued in favor of Liba Pappenheim dated October 1, 2003	(10)
10.61	Secured Convertible Promissory Note issued in favor of Maurice B. Brenig dated October 1, 2003	(10)
10.62	Secured Convertible Promissory Note issued in favor of Rose Kaminer dated October 1, 2003	(10)
10.63	Warrant to Purchase Shares of Common Stock issued in favor of Adele Schwartz dated October 1, 2003	(10)
10.64	Warrant to Purchase Shares of Common Stock issued in favor of David Heller dated October 1, 2003	(10)
10.65	Warrant to Purchase Shares of Common Stock issued in favor of Evelyn Gestetner dated October 1, 2003	(10)
10.66	Warrant to Purchase Shares of Common Stock issued in favor of Frieda Wolman dated October 1, 2003	(10)
10.67	Warrant to Purchase Shares of Common Stock issued in favor of Gestetner Group, LLC dated October 1, 2003	(10)
10.68	Warrant to Purchase Shares of Common Stock issued in favor of Hannah Sarah Frenkel dated October 1, 2003	(10)
10.69	Warrant to Purchase Shares of Common Stock issued in favor of Helmsbridge Holdings Limited dated October 1, 2003	(10)
10.70	Warrant to Purchase Shares of Common Stock issued in favor of Leah Weinstein dated October 1, 2003	(10)
10.71	Warrant to Purchase Shares of Common Stock issued in favor of Liba Pappenheim dated October 1, 2003	(10)
10.72	Warrant to Purchase Shares of Common Stock issued in favor of Maurice B. Brenig dated October 1, 2003	(10)
10.73	Warrant to Purchase Shares of Common Stock issued in favor of Rose Kaminer dated October 1, 2003	(10)
10.74	Secured Promissory Note issued in favor of eRoomSystem Technologies, Inc. by Identica Corporation dated May 23, 2005	(11)

Exhibit Number	Document Name	Page

10.75	Security Agreement by and between eRoomSystem Technologies, Inc. and Identica Corporation dated May 23, 2005.	(11)
10.76	Warrant issued in favor of eRoomSystem Technologies, Inc. by Identica Corporation dated May 23, 2005.	(11)
10.77	Asset Purchase Agreement between eRoomSystem Technologies, Inc. and Identica Corporation dated September 7, 2005	(12)
10.78	Professional Services Agreement between eRoomSystem Technologies, Inc. and Identica Corporation dated September 7, 2005	(12)
10.79	Settlement Agreement by and between eRoomSystem Technologies, Inc. and Hall Communications, Inc. dated December 31, 2001.	(13)
10.80	Employment Agreement of David Gestetner dated as of January 1, 2007	(14)
31	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed as an exhibit to the registrant's Registration Statement on Form SB-2, as filed with the Commission on April 14, 2000.
(2)	Previously filed as an exhibit to the registrant's Pre-Effective Amendment No. 1 to its Registration Statement on Form SB-2, as filed with the Commission on June 9, 2000.
(3)	Previously filed as an exhibit to the registrant's Pre-Effective Amendment No. 2 to its Registration Statement on Form SB-2, as filed with the Commission on July 14, 2000.
(4)	Previously filed as an exhibit to the registrant's Pre-Effective Amendment No. 3 to its Registration Statement on Form SB-2, as filed with the Commission on July 19, 2000.
(5)	Previously filed as an exhibit to the registrant's Registration Statement on Form SB-2, as filed with the Commission on December 22, 2000.
(6)	Previously filed as an exhibit to the registrant's Pre-Effective Amendment No. 1 to its Registration Statement on Form SB-2, as filed with the Commission on February 5, 2000.
(7)	Previously filed as an exhibit to the registrant's Annual Report on Form 10-KSB, as filed with the Commission on April 2, 2001.
(8)	Previously filed as an exhibit to the registrant's Annual Report on Form 10-KSB, as filed with the Commission on April 1, 2002.
(9)	Previously filed as an exhibit to the registrant's Quarterly Report on Form 10-QSB, as filed with the Commission on November 14, 2002.
(10)	Previously filed as an exhibit to the registrant's Annual Report on Form 10-KSB, as filed with the Commission on March 30, 2004.
(11)	Previously filed as an exhibit to the registrant's Current Report on Form 8-K, as filed with the Commission on May 25, 2005.
(12)	Previously filed as an exhibit to the registrant's Current Report on Form 8-K, as filed with the Commission on September 13, 2005.
(13)	Previously filed as an exhibit to the registrant’s Registration Statement on Form SB-2/A, as filed with the Commission on August 30, 2006.
(14)	Previously filed as an exhibit to the registrant’s Annual Report on Form 10-KSB, as filed with the Commission on March 27, 2007.
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

Date: May 8, 2007	By:	/s/ David A. Gestetner
David A. Gestetner
	Its:	Chief Executive Officer and President