Form 10QSB
period 2007-06-30
EROOMSYSTEM TECHNOLOGIES INC
filed 2007-08-13
CIK 1110361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2007

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
YES ☐  NO ☒

The number of shares outstanding of the issuer’s common stock as of August 9, 2007 was 23,973,165 shares of common stock.

Transitional Small Business Disclosure Format (check one): YES ☐  NO ☒

-i-

FORM 10-QSB

-ii-

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
	2007	2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,879,333	$1,480,720
Accounts receivable, net of allowance for doubtful accounts of $50,519 and $49,520 at June 30, 2007 and December 31, 2006, respectively	286,276	280,608
Note receivable	-	17,534
Prepaid expenses	3,089	1,797
Total Current Assets	2,168,698	1,780,659
REFRESHMENT CENTERS IN SERVICE, net of accumulated depreciation of
$2,418,338 and $2,512,447 at June 30, 2007 and December 31, 2006, respectively	617,183	840,991
PROPERTY AND EQUIPMENT
Computer equipment and office equipment, net of accumulated depreciation of $5,519 and $4,147, at June 30, 2007 and December 31, 2006, respectively	3,811	5,183
INVESTMENT IN MARKETABLE SECURITIES	64,075	64,075
NOTE RECEIVABLE, net of unamortized discount of $0 and $896 at June 30, 2007 and
December 31, 2006, respectively	147,184	149,103
DEPOSITS	1,382	5,813
Total Assets	$3,002,333	$2,845,824

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$36,556	$57,512
Accrued liabilities	52,345	99,634
Customer deposits	11,758	11,758
Deferred maintenance revenue	13,004	12,357
Total Current Liabilities	113,663	181,261
Total Liabilities	113,663	181,261
COMMITMENTS AND CONTINGENCIES	-	-
STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none outstanding Common stock, $0.001 par value; 50,000,000 shares authorized; 23,973,165 and 23,898,165 shares outstanding at June 30, 2007 and December 31, 2006, respectively	23,973	23,898
Additional paid-in capital	33,792,010	33,751,605
Warrants and options outstanding	344,678	373,908
Accumulated deficit	(31,271,991)	(31,484,848)
Total Stockholders' Equity	2,888,670	2,664,563

Total Liabilities and Stockholders' Equity	$3,002,333	$2,845,824

See accompanying notes to unaudited condensed consolidated financial statements

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006

REVENUE
Revenue-sharing arrangements	$215,695	$240,873	$435,667	$515,151
Maintenance fees	67,070	66,080	133,249	147,167
Product sales	56,947	1,469	60,697	54,894
Total Revenue	339,712	308,422	629,613	717,212
COST OF REVENUE
Revenue-sharing arrangements	102,218	111,574	209,965	223,147
Maintenance	16,278	16,266	29,842	30,198
Product sales	15,326	-	16,910	57,623
Total Cost of Revenue	133,822	127,840	256,717	310,968
GROSS MARGIN	205,890	180,582	372,896	406,244

OPERATING EXPENSES
Selling, general and administrative expense, including non-cash compensation of $11,250, $15,563, $11,250 and $32,151, respectively	106,840	112,726	213,958	281,901
Sales tax settlement	-	-	-	32,466
Interest expense	-	18,922	-	41,834
Interest and other income	(25,078)	(18,143)	(45,419)	(34,729)
Net Operating Expenses	81,762	113,505	168,539	321,472
Income from Operations	124,128	67,077	204,357	84,772
Gain on forgiveness of liabilities and debt	-	-	8,500	-
Net Income	$124,128	$67,077	$212,857	$84,772
Basic Earnings Per Common Share	$0.01	$0.00	$0.01	$0.00
Diluted Earnings Per Common Share	$0.01	$0.00	$0.01	$0.00

See accompanying notes to unaudited condensed consolidated financial statements

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Six Months Ended June 30	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$212,857	$84,772
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	211,337	224,098
Gain on forgiveness of debt and liabilities	(8,500)	-
Gain on sale of refreshment centers	13,843	7,622
Interest income from shareholder receivables	-	(819)
Interest income from other receivable	(1,994)	(2,194)
Accretion of debt discount	-	8,760
Amortization of discount on note receivable	(897)	(978)
Non-cash compensation expense	11,250	32,151
Changes in operating assets and liabilities:
Accounts receivable	(5,668)	(11,163)
Prepaid expenses	(1,292)	943
Accounts payable	(12,456)	(4,467)
Accrued liabilities	(47,289)	(57,731)
Customer deposits and deferred maintenance revenue	647	9,067
Net Cash Provided By Operating Activities	371,838	290,061
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	-	(1,949)
Proceeds from sale of refreshment centers	-	50,000
Purchase of investment	-	(50,000)
Proceeds from note receivable	22,344	73,316
Change in long term deposits and restricted funds	4,431	2,230
Net Cash Provided by Investing Activities	26,775	73,597
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term debt	-	(155,706)
Net Cash Used in Financing Activities	-	(155,706)

Net Increase in Cash	398,613	207,952

Cash at Beginning of Period	1,480,720	1,316,515

Cash at End of Period	$1,879,333	$1,524,467

Supplemental Cash Flows Information
Cash paid for interest	$-	$18,556
Supplemental Disclosure of Noncash Investing and Financing Activities
Shares of common stock cancelled in settlement of notes receivable	$-	$78,819

See accompanying notes to unaudited condensed consolidated financial statements

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Condensed Financial Statements - The accompanying unaudited condensed consolidated financial statements include the accounts of eRoomSystem Technologies, Inc. and its subsidiaries (the “Company”). These financial statements are condensed and, therefore, do not include all disclosures normally required by generally accepted accounting principles. These statements should be read in conjunction with the Company’s audited financial statements for the fiscal year ended December 31, 2006 included in the Company’s Annual Report on Form 10-KSB. In particular, the Company’s organization, nature of operations and significant accounting principles were presented in Note 1 to the consolidated financial statements in that annual report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying unaudited condensed consolidated financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying unaudited condensed consolidated financial statements for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2007.

Principles of Consolidation - The accompanying unaudited condensed consolidated financial statements include the accounts of eRoomSystem Technologies, Inc. and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

Stock-Based Compensation - At June 30, 2007, the Company had one stock-based employee compensation plan. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123 (Revised 2004), Share-Based Payment, (“SFAS 123(R)”) using the modified prospective transition method. Accordingly, the Company records expense for (i) the unvested portion of grants issued during the period and (ii) new grant issuances, both of which will be expensed over the requisite service (i.e., vesting) periods.

As a result of adopting SFAS 123(R), the Company’s results of operations for the six months ended June 30, 2007 and 2006 included compensation expense of $0 and $8,342, respectively, representing $0.00 impact to both basic and diluted earnings per share.

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

The following table is a reconciliation of the numerators and denominators used in the calculation of basic and diluted weighted-average common shares outstanding for the three and six months ended June 30, 2007 and 2006:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2007	2006	2007	2006
Basic net income	$124,128	$67,077	$212,857	$84,772
Diluted net income	$124,128	$67,077	$212,857	$84,772
Basic weighted-average common shares outstanding	23,948,440	23,898,165	23,923,441	24,147,319
Effect of dilutive securities
Stock options and warrants	126,923	415,203	126,923	399,371
Diluted weighted-average common shares outstanding	24,075,363	24,313,368	24,050,364	24,546,690
Basic earnings per share	$0.01	$0.00	$0.01	$0.00
Diluted earnings per share	$0.01	$0.00	$0.01	$0.00

During the three and six months ended June 30, 2007 and 2006, there were potential common stock equivalents from options and warrants of 3,028,698, 3,198,250, 3,028,698 and 3,214,082, respectively, which were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

NOTE 2 - BUSINESS CONDITION

During the year ended December 31, 2006 and the six months ended June 30, 2007, the Company realized a net gain of $162,083 and $212,857, respectively. During the year ended December 31, 2006 and the six months ended June 30, 2007, the Company’s operations provided $683,126 and $371,838 of cash, respectively. The Company had a cash balance of $1,879,333 as of June 30, 2007. Up until the year ended December 31, 2004, the Company suffered recurring losses. Although the Company realized net income in the past three years, the Company is anticipating decreasing revenue as the Company’s existing hotel revenue-sharing and maintenance contracts conclude over the next couple of years. Realization of continued profitable operations is not assured. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern. Management would like to acquire an existing operating company to enable the Company to increase revenues and long-term viability, and is continuously performing due diligence on third party companies for this purpose. The Company has also been performing research regarding potential further investments in either privately-held or publicly traded emerging growth stage companies.

NOTE 3 - NET INVESTMENT IN SALES-TYPE LEASE

During June 2004, the Company entered into an agreement with a hotel property owner that amended a previous revenue sharing lease agreement that had previously been non-performing. Under the terms of that agreement, the Company recovered a receivable that had been written off in the previous year.

The new lease agreement terminates on December 31, 2008 at which time the hotel property owner takes ownership of the refreshment centers. The property is to make monthly payments of $7,200. The new lease agreement has been classified as a sales-type capital lease. Because the property has a history of non-performance and is still under the supervision of a bankruptcy court, the net investment in the capital lease has been fully allowed against. The following lists the components of the net investment in the sales-type lease as of June 30, 2007:

Total minimum lease payments to be received	$129,600

Less: Allowance for uncollectibles	(108,994)

Net minimum lease payments receivable	20,606

Less: Unearned income	(20,606)

Net investment in sales-type lease	$-

The Company recorded revenue sharing and maintenance fee revenue, relating to this property, in the amount of $43,200 for the six months ended June 30, 2007.

Minimum lease payments for the six months ending December 31, 2007, and the succeeding fiscal year through the end of the lease term are as follows: $43,200 in 2007; $86,400 in 2008.

NOTE 4 - STOCKHOLDERS’ EQUITY

During the six months ended June 30, 2007, options to purchase 162,000 shares of common stock expired. The Company recognized the value of these options in the amount of $29,230 as additional paid in capital.

On April 30, 2007, the Company issued 75,000 shares of common stock to its Board of Directors in recognition of services rendered. These shares were valued at $11,250 ($0.15 per share).

Item 2.  Management’s Discussion and Analysis or Plan of Operation.

As used in this Form 10-QSB, references to the “Company,” “we,” “our” or “us” refer to eRoomSystem Technologies, Inc., unless the context otherwise indicates.

This Management’s Discussion and Analysis or Plan of Operations (“MD&A”) section of our Quarterly Report on Form 10-QSB discusses our results of operations, liquidity and financial condition, and certain factors that may affect our future results. You should read this MD&A in conjunction with our consolidated financial statements and accompanying notes included in this Quarterly Report.

Forward-Looking Statements

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

Our revenues over the past year has been declining as we have focused on service and maintenance of our existing installed products and have not installed new products at hotels and as existing revenue sharing agreements conclude. Given the foregoing, in 2005 we commenced our diversification strategy to invest in emerging growth companies. To date we have invested in Identica Holdings Corporation, a privately held distributor and integrator of next-generation biometric security solutions, including the TechSphere hand vascular pattern biometric technology, and Aprecia, LLC, a provider of applied artificial intelligence solutions for gaming and homeland security applications. We continue to explore opportunities and perform due diligence on third parties with respect to additional potential investments. At this time, we have not reached a definitive agreement to make further investments. In addition, we may acquire an operating company in the future if the opportunity arises. Over time, we may realize revenues from the sale of securities purchased from Identica, Aprecia and other third party companies, if applicable. The timing and return on such investments, however, cannot be assured.

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

Research and development expenses consist of payroll and related costs for hardware and software engineers, quality assurance specialists, management personnel, and the costs of materials used by our consultants in the maintenance of our existing installed products. As we have elected not to install new products at hotels, we had no research and development expenses in the six months ended June 30, 2007, and we do not expect this to change in future periods.

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

Results of Operations

Comparison of Three Months Ended June 30, 2007 and 2006

Revenues

Revenue Sharing Arrangements -- Our revenue from revenue sharing arrangements was $215,695 for the three months ended June 30, 2007, compared to $240,873 for the three months ended June 30, 2006, representing a decrease of $25,178, or 10.5%. The decrease in revenue sharing revenue was due to the completion of a number of revenue sharing contracts in 2006.

Maintenance Fee Revenues -- Maintenance fee revenues were $67,070 for the three months ended June 30, 2007, compared to $66,080 for the three months ended June 30, 2006, representing an increase of $990, or 1.5%. The increase in maintenance fee revenue was immaterial.

Product Sales -- Revenue from product sales was $56,947 for the three months ended June 30, 2007, compared to $1,469 for the three months ended June 30, 2006, representing an increase of $55,478, or 3776.6%. The increase in product sales revenues was primarily due to the sale of some refreshment centers to a hotel at the completion of its revenue share contract in the three months ended June 30, 2007.

Cost of Revenue

Cost of Revenue Sharing Revenue -- Cost of revenue sharing revenue was $102,218 for the three months ended June 30, 2007, compared to $111,574 for the three months ended June 30, 2006 representing a decrease of $9,356 or 8.4%. The gross margin percentage on revenue sharing revenue was 52.6% for the three months ended June 30, 2007, compared to 53.7% for the three months ended June 30, 2006. The decrease in gross margin relating to revenue sharing revenue is due to the completion of some revenue sharing contracts in 2006.

Cost of Maintenance Fee Revenue -- Our cost of maintenance fee revenue was $16,278 for the three months ended June 30, 2007, compared to $16,266 for the three months ended June 30, 2006, representing an increase of $12, or 0.1%. The gross margin percentage on maintenance fee revenues was 75.7% for the three months ended June 30, 2007, compared to 75.4% for the three months ended June 30, 2006. The slight increase in our cost of maintenance fee revenue is immaterial.

Cost of Product Sales Revenue -- Our cost of product sales revenue for the three months ended June 30, 2007 was $15,326, compared to $0 for the three months ended June 30, 2006, an increase of $15,326. The gross margin percentage on revenue from product sales revenue was 73.1% for the three months ended June 30, 2007, compared to 100% for the three months ended June 30, 2006. The increase in cost of product sales revenue relates to the remaining basis of the refreshment centers sold in the three months ended June 30, 2007.

The changes and percent changes with respect to our revenues and our cost of revenue for the three months ended June 30, 2007 and 2006 are summarized as follows:

	For the Three Months Ended June 30,		Change	Percent Change
	2007	2006

REVENUE
Revenue-sharing arrangements	$215,695	$240,873	$(25,178)	-10.5%
Maintenance fees	67,070	66,080	990	1.5%
Product sales	56,947	1,469	55,478	3776.6%
Total Revenue	339,712	308,422	31,290	10.1%
COST OF REVENUE			-
Revenue-sharing arrangements	102,218	111,574	(9,356)	-8.4%
Maintenance	16,278	16,266	12	0.1%
Product sales	15,326	-	15,326
Total Cost of Revenue	133,822	127,840	5,982	4.7%
GROSS MARGIN	$205,890	$180,582	$25,308	14.0%

GROSS MARGIN PERCENTAGE
Revenue-sharing arrangements	52.6%	53.7%
Maintenance fees	75.7%	75.4%
Product sales	73.1%	100.0%
Total Gross Margin Percentage	60.6%	58.6%

Although the preceding table summarizes the net changes and percent changes with respect to our revenues and our cost of revenue for the three months ended June 30, 2007 and 2006, the trends contained therein are limited and should not be viewed as a definitive indication of our future results.

Operating Expenses

Selling, General and Administrative -- Selling, general and administrative expenses, including non-cash compensation expense, were $106,840 for the three months ended June 30, 2007, compared to $112,726 for the three months ended June 30, 2006, representing a decrease of $5,886, or 5.2%. The decrease in our selling, general and administrative expenses reflects our ongoing commitment to further reduce fixed overhead expenses.

Interest expense was $18,922 for the three months ended June 30, 2006. No interest expense was paid in 2007 due to the final payoff of all outstanding notes in third quarter 2006.

Interest and other income was $25,078 for the three months ended June 30, 2007 as compared to $18,143 for the three months ended June 30, 2006 representing an increase of $6,935, or 38.2%. The increase was due to the interest earned on our increasing balance of cash and cash equivalents.

Net Income Attributable to Common Stockholders

We realized net income of $124,128 for the three months ended June 30, 2007, compared to $67,077 during the three months ended June 30, 2006. The $57,051 increase in net income was primarily due to the sale of refreshment centers to a Hotel as well as a decrease in our selling, general and administrative costs, a decrease in our interest expense and increase in our interest income. We may incur losses in the future as existing revenue sharing agreements with our hotel clients expire.

Comparison of Six Months Ended June 30, 2007 and 2006

Revenues

Revenue Sharing Arrangements -- Our revenue from revenue sharing arrangements was $435,667 for the six months ended June 30, 2007, compared to $515,151 for the six months ended June 30, 2006, representing a decrease of $79,484, or 15.4%. The decrease in revenue sharing revenue was due to the completion of a number of revenue sharing contracts in 2006.

Maintenance Fee Revenues -- Maintenance fee revenues were $133,249 for the six months ended June 30, 2007, compared to $147,167 for the six months ended June 30, 2006, representing a decrease of $13,918, or 9.5%. The decrease in maintenance fee revenue was due to the completion of a number of revenue sharing contracts in 2006.

Product Sales -- Revenue from product sales was $60,697 for the six months ended June 30, 2007, compared to $54,894 for the six months ended June 30, 2006, representing an increase of $5,803, or 10.6%. The increase in product sales revenues was immaterial.

Cost of Revenue

Cost of Revenue Sharing Revenue -- Cost of revenue sharing revenue was $209,965 for the six months ended June 30, 2007, compared to $223,147 for the six months ended June 30, 2006 representing a decrease of $13,182 or 5.9%. The gross margin percentage on revenue sharing revenue was 51.8% for the six months ended June 30, 2007, compared to 56.7% for the six months ended June 30, 2006. The decrease in gross margin relating to revenue sharing revenue is due to the completion of some revenue sharing contracts in 2006.

Cost of Maintenance Fee Revenue -- Our cost of maintenance fee revenue was $29,842 for the six months ended June 30, 2007, compared to $30,198 for the six months ended June 30, 2006, representing an decrease of $356, or 1.2%. The gross margin percentage on maintenance fee revenues was 77.6% for the six months ended June 30, 2007, compared to 79.5% for the six months ended June 30, 2006. The slight decrease in our cost of maintenance fee revenue is immaterial.

Cost of Product Sales Revenue -- Our cost of product sales revenue for the six months ended June 30, 2007 was $16,910, compared to $57,623 for the six months ended June 30, 2006, a decrease of $40,713. The gross margin percentage on revenue from product sales revenue was 72.1% for the six months ended June 30, 2007, compared to (5.0)% for the six months ended June 30, 2006. The cost of product sales revenue relates to the remaining basis of the refreshment centers sold in the six months ended June 30, 2007 and 2006.

The changes and percent changes with respect to our revenues and our cost of revenue for the six months ended June 30, 2007 and 2006 are summarized as follows:

Although the preceding table summarizes the net changes and percent changes with respect to our revenues and our cost of revenue for the six months ended June 30, 2007 and 2006, the trends contained therein are limited and should not be viewed as a definitive indication of our future results.

Operating Expenses

Selling, General and Administrative -- Selling, general and administrative expenses, including non-cash compensation expense, were $213,958 for the six months ended June 30, 2007, compared to $281,901 for the six months ended June 30, 2006, representing a decrease of $67,943, or 24.1%. The decrease in our selling, general and administrative expenses reflects our ongoing commitment to further reduce fixed overhead expenses.

Sales tax settlement -- During the six months ended June 30, 2006, the Company paid $32,466 as final settlement of a sales tax audit on previous years. No such payments were made in the six months ended June 30, 2007.

Interest expense was $41,834 for the six months ended June 30, 2006. No interest expense was paid in 2007 due to the final payoff of all outstanding notes in third quarter of 2006.

Interest and other income was $45,419 for the six months ended June 30, 2007 as compared to $34,729 for the six months ended June 30, 2006 representing an increase of $10,690, or 30.8%. The increase was due to the interest earned on our increasing balance of cash and cash equivalents.

Net Income Attributable to Common Stockholders

We realized net income of $212,857 for the six months ended June 30, 2007, compared to $84,772 during the six months ended June 30, 2006. The $128,085 increase in net income was primarily due to the interest expense and sales tax settlement in 2006 as well as the significant decrease in our selling, general and administrative costs between 2006 and 2007. We may incur losses in the future as existing revenue sharing agreements with our hotel clients expire.

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

Liquidity and Capital Resources

At June 30, 2007, our principal sources of liquidity consisted of $1,879,333 of cash and working capital of $2,055,035, as compared to $1,480,720 of cash and working capital of $1,599,398 at December 31, 2006. In addition, our stockholders' equity was $2,888,670 at June 30, 2007, compared to stockholders' equity of $2,664,563 at December 31, 2006, an increase of $224,107. The increase in cash reflects the increase in working capital and stockholders' equity.

Our accumulated deficit decreased from $31,484,848 at December 31, 2006 to $31,271,991 at June 30, 2007. The $212,857 decrease in accumulated deficit resulted directly from the net income realized for the six months ended June 30, 2007. Our accumulated deficit may increase in the future as existing revenue sharing agreements with our hotel clients expire.

Our operations provided net cash of $371,838 for the six months ended June 30, 2007, compared to $290,061 during the six months ended June 30, 2006. The $81,777 increase in net cash provided by our operating activities resulted primarily from the increase in net income during the six months ended June 30, 2007.

Investing activities for the six months ended June 30, 2007 provided net cash of $26,775, compared to $73,597 of net cash provided during the six months ended June 30, 2006. The $46,822 decrease in net cash provided consisted primarily of the decrease in proceeds from a note receivable.

There were no financing activities in the six months ended June 30, 2007 as compared to $155,706 used during the six months ended June 30, 2006. This was due to the repayment in full of the long-term debt in 2006.

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

Contractual Cash Obligations and Commercial Commitments

There were no significant contractual cash obligations or commercial commitments either on or off balance sheet as of June 30, 2007.

Item 3.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our principal executive and financial officer has reviewed the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) within the end of the period covered by this Quarterly Report on Form 10-QSB and has concluded that the disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by our principal executive and financial officer.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting (as such item is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the most fiscal quarter (the three months ended June 30, 2007), that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company’s property is not the subject of any pending legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit No.	Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-QSB to be signed on its behalf by the undersigned thereunto duly authorized.

eRoomSystem Technologies, Inc.
(Registrant)

Date: August 14, 2007	By:	/s/ David A. Gestetner
Name: David A. Gestetner
Title: President, Chief Executive Officer, Secretary, and Chairman of the Board (Principal Executive, Financial, and Accounting Officer)