Form 10QSB
period 2007-09-30
EROOMSYSTEM TECHNOLOGIES INC
filed 2007-11-14
CIK 1110361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2007

OR

☐	TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _______to _______

Commission file number: 000-31037

eRoomSystem Technologies, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	87-0540713
(State or other jurisdiction of incorporation organization)	(I.R.S. Employer Identification No.)

1072 Madison Ave., Lakewood, NJ 08701
(Address of principal executive offices)

(732) 730-0116
(Issuer's telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES ☒ NO ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☒

The number of shares outstanding of the issuer's common stock as of November 10, 2007 was 23,973,165 shares of common stock.

Transitional Small Business Disclosure Format (check one): YES ☐ NO ☒

FORM 10-QSB
TABLE OF CONTENTS

-ii-

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
	2007	2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,139,232	$1,480,720
Accounts receivable, net of allowance for doubtful accounts of $45,981 and
$49,520 at September 30, 2007 and December 31, 2006, respectively	259,371	280,608
Note receivable	-	17,534
Prepaid expenses	1,828	1,797
Total Current Assets	2,400,431	1,780,659
REFRESHMENT CENTERS IN SERVICE, net of accumulated depreciation of
$2,320,851 and $2,512,447 at September 30, 2007 and December 31, 2006, respectively	520,209	840,991
PROPERTY AND EQUIPMENT
Computer and office equipment, net of accumulated depreciation of $6,094 and
$4,147, at September 30, 2007 and December 31, 2006, respectively	3,236	5,183
INVESTMENT IN MARKETABLE SECURITIES	14,075	64,075
NOTE RECEIVABLE, net of unamortized discount of $0 and $896 at September 30, 2007 and December 31, 2006, respectively	155,416	149,103
DEPOSITS	1,382	5,813
Total Assets	$3,094,749	$2,845,824

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$46,575	$57,512
Accrued liabilities	49,609	99,634
Customer deposits	-	11,758
Deferred maintenance revenue	4,670	12,357
Total Current Liabilities	100,854	181,261
Total Liabilities	100,854	181,261
COMMITMENTS AND CONTINGENCIES	-	-
STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none outstanding	-	-
Common stock, $0.001 par value; 50,000,000 shares authorized; 23,973,165 and
23,898,165 shares outstanding at September 30, 2007 and December 31, 2006, respectively	23,973	23,898
Additional paid-in capital	33,792,010	33,751,605
Warrants and options outstanding	346,585	373,908
Accumulated deficit	(31,118,673)	(31,484,848)
Accumulated other comprehensive loss	(50,000)	-
Total Stockholders' Equity	2,993,895	2,664,563

Total Liabilities and Stockholders' Equity	$3,094,749	$2,845,824

See accompanying notes to unaudited condensed consolidated financial statements

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
REVENUE
Revenue-sharing arrangements	$189,530	$235,694	$625,197	$750,845
Maintenance fees	63,643	65,516	196,892	212,683
Product sales	65,194	5,925	125,891	60,819
Total Revenue	318,367	307,135	947,980	1,024,347
COST OF REVENUE
Revenue-sharing arrangements	87,254	111,573	297,219	334,720
Maintenance	14,716	15,554	44,558	45,752
Product sales	10,175	2,349	27,085	59,972
Total Cost of Revenue	112,145	129,476	368,862	440,444
GROSS MARGIN	206,222	177,659	579,118	583,903

OPERATING EXPENSES
Selling, general and administrative expense, including cash compensation non-of $1,907, $(849), $13,157 and $31,302, respectively	84,347	111,810	298,305	393,711
Sales tax settlement	-	(15,999)	-	16,467
Interest expense	-	68,112	-	109,946
Interest and other income	(31,443)	(15,169)	(76,862)	(49,898)
Net Operating Expenses	52,904	148,754	221,443	470,226
Income from Operations	153,318	28,905	357,675	113,677
Gain on forgiveness of liabilities and debt	-	-	8,500	-
Net Income	153,318	28,905	366,175	113,677
Unrealized loss on investment	(50,000)	-	(50,000)	-
Comprehensive Income	$103,318	$28,905	$316,175	$113,677

Basic Earnings Per Common Share	$0.01	$0.00	$0.02	$0.00
Diluted Earnings Per Common Share	$0.01	$0.00	$0.02	$0.00

See accompanying notes to unaudited condensed consolidated financial statements

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Nine Months Ended September 30	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$366,175	$113,677
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	299,166	336,306
Gain on forgiveness of debt and liabilities	(8,500)	-
Gain on sale of refreshment centers	(47,398)	7,622
Interest income from shareholder receivables	-	(819)
Interest income from other receivable	(5,757)	(2,912)
Accretion of debt discount	-	58,174
Amortization of discount on note receivable	(897)	(1,467)
Non-cash compensation expense	13,157	31,302
Changes in operating assets and liabilities:
Accounts receivable	9,479	(21,769)
Prepaid expenses	(31)	370
Accounts payable	(2,437)	17,820
Accrued liabilities	(50,025)	(58,938)
Customer deposits and deferred maintenance revenue	(7,687)	1,763
Net Cash Provided By Operating Activities	565,245	481,129
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	-	(3,863)
Proceeds from sale of refreshment centers	70,961	50,000
Purchase of investment	-	(50,000)
Proceeds from note receivable	17,875	86,752
Change in long term deposits and restricted funds	4,431	77,487
Net Cash Provided by Investing Activities	93,267	160,376
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term debt	-	(709,250)
Net Cash Used in Financing Activities	-	(709,250)

Net Increase in Cash	658,512	(67,745)

Cash at Beginning of Period	1,480,720	1,316,515

Cash at End of Period	$2,139,232	$1,248,770

Supplemental Cash Flows Information
Cash paid for interest	$-	$35,291
Supplemental Disclosure of Noncash Investing and Financing Activities
Shares of common stock cancelled in settlement of notes receivable	$-	$78,813

See accompanying notes to unaudited condensed consolidated financial statements

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Condensed Financial Statements- The accompanying unaudited condensed consolidated financial statements include the accounts of eRoomSystem Technologies, Inc. and its subsidiaries (the “Company”). These financial statements are condensed and, therefore, do not include all disclosures normally required by generally accepted accounting principles. These statements should be read in conjunction with the Company's audited financial statements for the fiscal year ended December 31, 2006 included in the Company's Annual Report on Form 10-KSB. In particular, the Company's organization, nature of operations and significant accounting principles were presented in Note 1 to the consolidated financial statements in that annual report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying unaudited condensed consolidated financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2007.

Principles of Consolidation- The accompanying unaudited condensed consolidated financial statements include the accounts of eRoomSystem Technologies, Inc. and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

Stock-Based Compensation- At September 30, 2007, the Company had one stock-based employee compensation plan. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123 (Revised 2004), Share-Based Payment, (“SFAS 123(R)”) using the modified prospective transition method. Accordingly, the Company records expense for (i) the unvested portion of grants issued during the period and (ii) new grant issuances, both of which will be expensed over the requisite service (i.e., vesting) periods.

As a result of adopting SFAS 123(R), the Company's results of operations for the nine months ended September 30, 2007 and 2006 included compensation expense of $0 and $8,342, respectively, representing $0.00 impact to both basic and diluted earnings per share.

Net Earnings Per Share of Common Stock- Basic earnings per share of common stock is computed by dividing net income by the weighted-average number of shares of common stock outstanding. Unvested shares of common stock are considered to be stock options for purposes of computing earnings per share. Diluted earnings per share of common stock are computed by dividing net income by the weighted-average number of shares of common stock and dilutive potential common stock equivalents outstanding. Potential common stock equivalents consist of shares issuable upon the exercise of stock options and warrants, and shares issuable upon the conversion of debt.

The following table is a reconciliation of the numerators and denominators used in the calculation of basic and diluted weighted-average common shares outstanding for the three and nine months ended September 30, 2007 and 2006:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2007	2006	2007	2006
Basic net income	$153,318	$28,905	$366,175	$113,677
Diluted net income	$153,318	$28,905	$366,175	$113,677
Basic weighted-average common shares outstanding	23,973,165	23,898,165	23,940,198	24,063,955
Effect of dilutive securities
Stock options and warrants	130,461	302,561	116,649	365,528
Diluted weighted-average common shares outstanding	24,103,626	24,200,726	24,056,847	24,429,483
Basic earnings per share	$0.01	$0.00	$0.02	$0.00
Diluted earnings per share	$0.01	$0.00	$0.02	$0.00

During the three and nine months ended September 30, 2007 and 2006, there were potential common stock equivalents from options and warrants of 3,045,160, 3,198,250, 3,058,972, and 3,214,082, respectively, which were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

NOTE 2 - BUSINESS CONDITION

During the year ended December 31, 2006 and the nine months ended September 30, 2007, the Company realized a net gain of $162,083 and $366,175, respectively. During the year ended December 31, 2006 and the nine months ended September 30, 2007, the Company's operations provided $683,126 and $565,245 of cash, respectively. The Company had a cash balance of $2,139,232 as of September 30, 2007. Up until the year ended December 31, 2004, the Company suffered recurring losses. Although the Company realized net income in the past three years, the Company is anticipating decreasing revenue as the Company's existing hotel revenue-sharing and maintenance contracts conclude over the next couple of years. Realization of continued profitable operations is not assured. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern. Management would like to acquire an existing operating company to enable the Company to increase revenues and long-term viability, and is continuously performing due diligence on third party companies for this purpose. The Company has also been performing research regarding potential further investments in either privately-held or publicly traded emerging growth stage companies.

NOTE 3 - NET INVESTMENT IN SALES-TYPE LEASE

During June 2004, the Company entered into an agreement with a hotel property owner that amended a previous revenue sharing lease agreement that had previously been non-performing. Under the terms of that agreement, the Company recovered a receivable that had been written off in the previous year.

The new lease agreement terminates on December 31, 2008 at which time the hotel property owner takes ownership of the refreshment centers. The property makes monthly payments of $7,200. The new lease agreement has been classified as a sales-type capital lease. Because the property has a history of non-performance and is still under the supervision of a bankruptcy court, the net investment in the capital lease has been fully allowed against. The following lists the components of the net investment in the sales-type lease as of September 30, 2007:

Total minimum lease payments to be received	$108,000

Less: Allowance for uncollectibles	(90,828)

Net minimum lease payments receivable	17,172

Less: Unearned income	(17,172)

Net investment in sales-type lease	$-

The Company recorded revenue sharing and maintenance fee revenue, relating to this property, in the amount of $64,800 for the nine months ended September 30, 2007.

Minimum lease payments for the three months ending December 31, 2007, and the succeeding fiscal year through the end of the lease term are as follows: $21,600 in 2007; $86,400 in 2008.

NOTE 4 - UNREALIZED LOSS ON INVESTMENT

Upon evaluation of the Company’s investments in the third quarter of 2007, the Company determined that the investment in Aprecia was impaired based on their most recent filing which shows them as a company with no revenue and negative stockholders equity. Therefore, the Company has recorded an unrealized loss in the amount of $50,000 as accumulated balance of comprehensive net loss in the three months ended September 30, 2007.

NOTE 5 - STOCKHOLDERS' EQUITY

During the nine months ended September 30, 2007, options to purchase 162,000 shares of common stock expired. The Company recognized the value of these options in the amount of $29,230 as additional paid in capital.

During the nine months ended September 30, 2006, the Company granted options to purchase 20,000 shares of common stock to a consultant for services rendered. These options, which vested immediately, have an exercise price of $0.10 per share and are exercisable through July 23, 2012. These options were valued at $1,907 using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 4.86%, dividend yield of 0.0%, volatility of 126% and expected life of 5 years.

On April 30, 2007, the Company issued 75,000 shares of common stock to its Board of Directors in recognition of services rendered. These shares were valued at $11,250 ($0.15 per share).

On August 28, 2007, the board of directors of the Company authorized the repurchase of up to five million of its outstanding common shares on the open market. In the nine months ended September 30, 2007, no purchases have been made.

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

Overview

Our core business is the development and installation of an intelligent, in-room computer platform and communications network, or the eRoomSystem, for the lodging industry. The eRoomSystem is a computerized platform and processor-based system designed to collect and control data. The eRoomSystem supports our fully automated and interactive eRoomServ refreshment centers, eRoomSafes, eRoomEnergy products, and the eRoomTray. In 2005, we commenced our diversification strategy of investing in third party emerging growth companies. To this end, we have an investment totaling $10,000 in Identica Holdings Corporation (“Identica”). In addition, we have loaned Identica $150,000 in cash. The loan is secured by a security interest in all the assets of Identica and is evidenced by a promissory note. In consideration for making the loan, Identica issued to us a warrant to purchase one million (1,000,000) shares of common stock of Identica, exercisable at $0.15 per share at any time through May 20, 2010. We may make additional investments in promising emerging growth companies, and potentially acquire an operating company if the opportunity arises.

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

Description of Revenues

Historically, we have received most of our revenues from the sale or placement under a revenue-sharing program of our products in hotels. We expect that these revenues will account for a substantial majority of our revenues for the foreseeable future. In addition, we may receive revenues in the future upon the sale of securities received in consideration of our investment made in a third party company in 2005; however, the return on such investments is not assured.

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

Our revenues over the past year has been declining as we have focused on service and maintenance of our existing installed products and have not installed new products at hotels and as existing revenue sharing agreements conclude. Given the foregoing, in 2005 we commenced our diversification strategy to invest in emerging growth companies. To this end, we invested in Identica Holdings Corporation, a privately held distributor and integrator of next-generation biometric security solutions, including the TechSphere hand vascular pattern biometric technology. We continue to explore opportunities and perform due diligence on third parties with respect to additional potential investments. At this time, we have not reached a definitive agreement to make further investments. In addition, we may acquire an operating company in the future if the opportunity arises. Over time, we may realize revenues from the sale of securities purchased from Identica, and other third party companies, if applicable. The timing and return on such investments, however, cannot be assured.

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

Research and development expenses consist of payroll and related costs for hardware and software engineers, quality assurance specialists, management personnel, and the costs of materials used by our consultants in the maintenance of our existing installed products. As we have elected not to install new products at hotels, we had no research and development expenses in the nine months ended September 30, 2007, and we do not expect this to change in future periods.

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

Results of Operations

Comparison of Three Months Ended September 30, 2007 and 2006

Revenues

Revenue Sharing Arrangements -- Our revenue from revenue sharing arrangements was $189,530 for the three months ended September 30, 2007, compared to $235,694 for the three months ended September 30, 2006, representing a decrease of $46,164, or 19.6%. The decrease in revenue sharing revenue was due to the completion of a number of revenue sharing contracts in 2007.

Maintenance Fee Revenues -- Maintenance fee revenues were $63,643 for the three months ended September 30, 2007, compared to $65,516 for the three months ended September 30, 2006, representing a decrease of $1,873, or 2.9%. The decrease in maintenance fee revenue was due to the completion of a number of revenue sharing contracts in 2007.

Product Sales -- Revenue from product sales was $65,194 for the three months ended September 30, 2007, compared to $5,925 for the three months ended September 30, 2006, representing an increase of $59,269, or 1000.3%. The increase in product sales revenues was primarily due to the sale of some refreshment centers to a hotel at the completion of its revenue share contract in the three months ended September 30, 2007.

Cost of Revenue

Cost of Revenue Sharing Revenue -- Cost of revenue sharing revenue was $87,254 for the three months ended September 30, 2007, compared to $111,573 for the three months ended September 30, 2006 representing a decrease of $24,319 or 21.8%. The gross margin percentage on revenue sharing revenue was 54% for the three months ended September 30, 2007, compared to 52.7% for the three months ended September 30, 2006. The decrease in cost of revenue sharing revenue is due to the completion of some revenue sharing contracts in 2007.

Cost of Maintenance Fee Revenue -- Our cost of maintenance fee revenue was $14,716 for the three months ended September 30, 2007, compared to $15,554 for the three months ended September 30, 2006, representing a decrease of $838, or 5.4%. The gross margin percentage on maintenance fee revenues was 76.9% for the three months ended September 30, 2007, compared to 76.3% for the three months ended September 30, 2006. The slight decrease in our cost of maintenance fee revenue is immaterial.

Cost of Product Sales Revenue -- Our cost of product sales revenue for the three months ended September 30, 2007 was $10,175, compared to $2,349 for the three months ended September 30, 2006, an increase of $7,826. The gross margin percentage on revenue from product sales revenue was 84.4% for the three months ended September 30, 2007, compared to 60.4% for the three months ended September 30, 2006. The increase in cost of product sales revenue relates to the remaining basis of the refreshment centers sold in the three months ended September 30, 2007.

The changes and percent changes with respect to our revenues and our cost of revenue for the three months ended September 30, 2007 and 2006 are summarized as follows:
	For the Three Months Ended September 30,			Percent
	2007	2006	Change	Change

REVENUE
Revenue-sharing arrangements	$189,530	$235,694	$(46,164)	-19.6%
Maintenance fees	63,643	65,516	(1,873)	-2.9%
Product sales	65,194	5,925	59,269	1000.3%
Total Revenue	318,367	307,135	11,232	3.7%
COST OF REVENUE			-
Revenue-sharing arrangements	87,254	111,573	(24,319)	-21.8%
Maintenance	14,716	15,554	(838)	-5.4%
Product sales	10,175	2,349	7,826	333.2%
Total Cost of Revenue	112,145	129,476	(17,331)	-13.4%
GROSS MARGIN	$206,222	$177,659	$28,563	16.1%
GROSS MARGIN PERCENTAGE
Revenue-sharing arrangements	54.0%	52.7%
Maintenance fees	76.9%	76.3%
Product sales	84.4%	60.4%
Total Gross Margin Percentage	64.8%	57.8%

Although the preceding table summarizes the net changes and percent changes with respect to our revenues and our cost of revenue for the three months ended September 30, 2007 and 2006, the trends contained therein are limited and should not be viewed as a definitive indication of our future results.

Operating Expenses

Selling, General and Administrative -- Selling, general and administrative expenses, including non-cash compensation expense, were $84,347 for the three months ended September 30, 2007, compared to $111,810 for the three months ended September 30, 2006, representing a decrease of $27,463, or 24.6%. The decrease in our selling, general and administrative expenses reflects our ongoing commitment to further reduce fixed overhead expenses.

During the three months ended September 30, 2006, $15,999 was refunded to the Company from the sales tax settlement the Company paid in the beginning of 2006. No refund was received in 2007.

Interest expense was $68,112 for the three months ended September 30, 2006. No interest expense was paid in 2007 due to the final payoff of all outstanding notes in third quarter 2006.

Interest and other income was $31,443 for the three months ended September 30, 2007 as compared to $15,169 for the three months ended September 30, 2006 representing an increase of $16,274, or 38.2%. The increase was due to the interest earned on our increasing balance of cash and cash equivalents.

Net Income Attributable to Common Stockholders

We realized net income of $153,318 for the three months ended September 30, 2007, compared to $28,905 during the three months ended September 30, 2006. The $124,413 increase in net income was primarily due to the sale of refreshment centers to a Hotel as well as a decrease in our selling, general and administrative costs, a decrease in our interest expense and increase in our interest income. We may incur losses in the future as existing revenue sharing agreements with our hotel clients expire.

Comparison of Nine months Ended September 30, 2007 and 2006

Revenues

Revenue Sharing Arrangements -- Our revenue from revenue sharing arrangements was $625,197 for the nine months ended September 30, 2007, compared to $750,845 for the nine months ended September 30, 2006, representing a decrease of $125,648, or 16.7%. The decrease in revenue sharing revenue was due to the completion of a number of revenue sharing contracts in 2006 and 2007.

Maintenance Fee Revenues -- Maintenance fee revenues were $196,892 for the nine months ended September 30, 2007, compared to $212,683 for the nine months ended September 30, 2006, representing a decrease of $15,791, or 7.4%. The decrease in maintenance fee revenue was due to the completion of a number of revenue sharing contracts in 2006 and 2007.

Product Sales -- Revenue from product sales was $125,891 for the nine months ended September 30, 2007, compared to $60,819 for the nine months ended September 30, 2006, representing an increase of $65,072, or 107%. The increase in product sales revenues was due to additional sales of refreshment centers to Hotels.

Cost of Revenue

Cost of Revenue Sharing Revenue -- Cost of revenue sharing revenue was $297,219 for the nine months ended September 30, 2007, compared to $334,720 for the nine months ended September 30, 2006 representing a decrease of $37,501 or 11.2%. The gross margin percentage on revenue sharing revenue was 52.5% for the nine months ended September 30, 2007, compared to 55.4% for the nine months ended September 30, 2006. The decrease in gross margin relating to revenue sharing revenue is due to the completion of some revenue sharing contracts in 2006 and 2007.

Cost of Maintenance Fee Revenue -- Our cost of maintenance fee revenue was $44,558 for the nine months ended September 30, 2007, compared to $45,752 for the nine months ended September 30, 2006, representing a decrease of $1,194, or 2.6%. The gross margin percentage on maintenance fee revenues was 77.4% for the nine months ended September 30, 2007, compared to 78.5% for the nine months ended September 30, 2006. The slight decrease in our cost of maintenance fee revenue is immaterial.

Cost of Product Sales Revenue -- Our cost of product sales revenue for the nine months ended September 30, 2007 was $27,085, compared to $59,972 for the nine months ended September 30, 2006, a decrease of $32,887. The gross margin percentage on revenue from product sales revenue was 78.5% for the nine months ended September 30, 2007, compared to 1.4% for the nine months ended September 30, 2006. The cost of product sales revenue relates to the remaining basis of the refreshment centers sold in the nine months ended September 30, 2007 and 2006.

The changes and percent changes with respect to our revenues and our cost of revenue for the nine months ended September 30, 2007 and 2006 are summarized as follows:

	For the Nine Months Ended September 30,			Percent
	2007	2006	Change	Change

REVENUE
Revenue-sharing arrangements	$625,197	$750,845	$(125,648)	-16.7%
Maintenance fees	196,892	212,683	(15,791)	-7.4%
Product sales	125,891	60,819	65,072	107.0%
Total Revenue	947,980	1,024,347	(76,367)	-7.5%
COST OF REVENUE			-
Revenue-sharing arrangements	297,219	334,720	(37,501)	-11.2%
Maintenance	44,558	45,752	(1,194)	-2.6%
Product sales	27,085	59,972	(32,887)	-54.8%
Total Cost of Revenue	368,862	440,444	(71,582)	-16.3%
GROSS MARGIN	$579,118	$583,903	$(4,785)	-0.8%
Gross Margin Percentage
Revenue-sharing arrangements	52.5%	55.4%
Maintenance fees	77.4%	78.5%
Product sales	78.5%	1.4%
Total Gross Margin Percentage	61.1%	57.0%

Although the preceding table summarizes the net changes and percent changes with respect to our revenues and our cost of revenue for the nine months ended September 30, 2007 and 2006, the trends contained therein are limited and should not be viewed as a definitive indication of our future results.

Operating Expenses

Selling, General and Administrative -- Selling, general and administrative expenses, including non-cash compensation expense, were $298,305 for the nine months ended September 30, 2007, compared to $393,711 for the nine months ended September 30, 2006, representing a decrease of $95,406, or 24.2%. The decrease in our selling, general and administrative expenses reflects our ongoing commitment to further reduce fixed overhead expenses.

Sales tax settlement -- During the nine months ended September 30, 2006, the Company paid $16,467 as final settlement of a sales tax audit on previous years. No such payments were made in the nine months ended September 30, 2007.

Interest expense was $109,946 for the nine months ended September 30, 2006. No interest expense was paid in 2007 due to the final payoff of all outstanding notes in third quarter of 2006.

Interest and other income was $76,682 for the nine months ended September 30, 2007 as compared to $49,898 for the nine months ended September 30, 2006 representing an increase of $26,964, or 54%. The increase was due to the interest earned on our increasing balance of cash and cash equivalents.

Net Income Attributable to Common Stockholders

We realized net income of $366,175 for the nine months ended September 30, 2007, compared to $113,677 during the nine months ended September 30, 2006. The $252,498 increase in net income was primarily due to the interest expense and sales tax settlement in 2006, sales of refreshment centers in 2007 as well as the significant decrease in our selling, general and administrative costs between 2006 and 2007. We may incur losses in the future as existing revenue sharing agreements with our hotel clients expire.

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

Liquidity and Capital Resources

At September 30, 2007, our principal sources of liquidity consisted of $2,139,232 of cash and working capital of $2,299,577, as compared to $1,480,720 of cash and working capital of $1,599,398 at December 31, 2006. In addition, our stockholders' equity was $2,993,895 at September 30, 2007, compared to stockholders' equity of $2,664,563 at December 31, 2006, an increase of $329,332. The increase in cash reflects the increase in working capital and stockholders' equity.

Our accumulated deficit decreased from $31,484,848 at December 31, 2006 to $31,118,673 at September 30, 2007. The $366,175 decrease in accumulated deficit resulted directly from the net income realized for the nine months ended September 30, 2007. Our accumulated deficit may increase in the future as existing revenue sharing agreements with our hotel clients expire.

Our operations provided net cash of $565,245 for the nine months ended September 30, 2007, compared to $481,129 during the nine months ended September 30, 2006. The $84,116 increase in net cash provided by our operating activities resulted primarily from the increase in net income during the nine months ended September 30, 2007.

Investing activities for the nine months ended September 30, 2007 provided net cash of $93,267, compared to $160,376 of net cash provided during the nine months ended September 30, 2006. The $67,109 decrease in net cash provided consisted primarily of the decrease in proceeds from a note receivable.

There were no financing activities in the nine months ended September 30, 2007 as compared to $709,250 used during the nine months ended September 30, 2006. This was due to the repayment in full of the Company’s long-term debt in 2006.

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

Contractual Cash Obligations and Commercial Commitments

There were no significant contractual cash obligations or commercial commitments either on or off balance sheet as of September 30, 2007.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting (as such item is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the most fiscal quarter (the three months ended September 30, 2007), that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We did not make any purchases of our outstanding common stock during the quarter ended September 30, 2007.

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
Date: November 14, 2007
	By:	/s/ David A. Gestetner
Name: David A. Gestetner
Title: President, Chief Executive Officer, Secretary, and Chairman of the Board (Principal Executive, Financial, and Accounting Officer)