Form 10KSB
period 2007-12-31
EROOMSYSTEM TECHNOLOGIES INC
filed 2008-03-13
CIK 1110361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ To __________

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
Common Stock, $.001 par value
(Title of each class)
_________________________________
(Title of each class)
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

State issuer’s revenues for its most recent fiscal year: $1,174,150

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

State the aggregate market value of voting stock held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. $5,034,365 ($0.21 per share as of February 1, 2008).

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.001 par value 23,973,165 shares outstanding as of February 1, 2008

DOCUMENTS INCORPORATED BY REFERENCE None.
Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

-ii-

PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

As used in this Annual Report on Form 10-K (this “Report”), references to the “Company,” the “Registrant,” “we,” “our” or “us” refer to eRoomSystem Technologies, Inc., and includes our subsidiaries, unless the context otherwise indicates.

Forward-Looking Statements

This Report contains forward-looking statements. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. Forward-looking information includes statements relating to future actions, prospective products, future performance or results of current or anticipated products, sales and marketing efforts, costs and expenses, interest rates, outcome of contingencies, financial condition, results of operations, liquidity, business strategies, cost savings, objectives of management, and other matters. You can identify forward-looking statements by those that are not historical in nature, particularly those that use terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “contemplates,” “estimates,” “believes,” “plans,” “projected,” “predicts,” “potential,” or “continue” or the negative of these similar terms. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking information to encourage companies to provide prospective information about themselves without fear of litigation so long as that information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information.

These forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions that we cannot predict. In evaluating these forward-looking statements, you should consider various factors, including the following: (a) those risks and uncertainties related to general economic conditions, (b) whether we are able to manage our planned growth efficiently and operate profitable operations, (c) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations, (d) whether we are able to successfully fulfill our primary requirements for cash, which are explained below under “Liquidity and Capital Resources”. We assume no obligation to update forward-looking statements, except as otherwise required under the applicable federal securities laws.

Overview

eRoomSystem Technologies has developed and introduced to the lodging industry an intelligent, in-room computerized platform and communications network, or the eRoomSystem. The eRoomSystem is a computerized platform and processor-based system that is installed within our eRoomServ refreshment centers and is designed to collect and control data. The eRoomSystem also supports our: (i) eRoomSafe, an electronic in-room safe, (ii) eRoomTray, an in-room ambient tray that can sell a wide variety of products at room temperature, and, (iii) eRoomEnergy, an in-room digital thermostat that is designed to control virtually any fan coil unit or packaged-terminal air conditioner found in hotel rooms.

Our eRoomSystem and related products deliver in-room solutions that reduce operating costs, enhance hotel guest satisfaction and provide higher operating profits to our customers. The solutions offered by our eRoomSystem and related products have allowed us to establish relationships with many premier hotel chains. In addition to providing our customers with valuable in-room solutions, our revenue-sharing program has allowed us to partner with our customers. Through our revenue-sharing program, we have been able to install our products at little upfront cost to hotels, and share in the recurring revenues generated from the sale of goods and services related to our products.

Currently, we have deployed over 10,000 eRoomServ refreshment centers, and over 6,000 eRoomSafes installed at over 30 hotel properties. Of this amount, approximately 4,500 refreshment centers and 3,000 eRoomSafes are installed pursuant to revenue sharing or fixed-payment agreements. At the present time, we do not intend to install new products at hotels, but will continue to maintain our existing product placements on revenue sharing contracts through the end of such contracts. We anticipate that future placements of eRoomServ refreshment centers and eRoom Safes in new hotels, if any, will be limited to the continued deployment of such products at hotels following the maturity of their respective revenue sharing agreements.

Summary of Our Diversification Initiatives

In addition to our core competencies noted above, in May 2005 we commenced our diversification plan by investing in Identica Holdings Corporation, or Identica, a company that has since filed a registration statement with the Securities and Exchange Commission, and which is a distributor and integrator of next-generation biometric security solutions, including the TechSphere hand vascular pattern biometric technology. Specifically, we invested $10,000 in Identica by purchasing 1,666,667 shares of common stock, or $0.006 per share. Our $10,000 investment in Identica represented 10% of Identica's then issued and outstanding capital stock on a fully-diluted basis. In addition, we provided a loan to Identica in the amount of $150,000. The loan is secured by a security interest in all the assets of Identica and is evidenced by a promissory note. In consideration for making the loan, we were issued a warrant to purchase 1,000,000 shares of common stock of Identica, exercisable at $0.15 per share at any time through May 20, 2010.

On September 7, 2005, Identica purchased certain assets of our wholly owned subsidiary, eRoomSystem Services, Inc., a Nevada corporation, or eRoomServices, pursuant to an Asset Purchase Agreement, or the Purchase Agreement. Specifically, the assets sold consisted of furniture and computer equipment held by eRoomServices, as well as a perpetual license to our web technologies package utilized by our personnel in the maintenance of automated refreshment centers, electronic safes and energy management products, or the equipment, installed at hotels. The Purchase Agreement provided that Identica pay us $60,000 for the assets, which amount was evidenced by a one-year note bearing interest at the rate of 8% per annum, compounded monthly. Under the terms of the note, Identica would make 7 principal and interest payments in the amount of $9,098 per month, commencing on the six-month anniversary of the note. The note was fully paid in May 2007.

In addition, on September 7, 2005, the Company and Identica entered into a Professional Services and Support Agreement whereby Identica employed the technical personnel of eRoomServices. In conjunction therewith, eRoomServices continued to be responsible, for a period of 6 months from the date of the agreement, for all expenses less $7,000 per month related to such technical personnel. Commencing on the six-month anniversary of the agreement, Identica became solely responsible for all fixed and variable expenses associated with the technical personnel and the Salt Lake City facility, including the lease of the existing premises. However, we have retained the rights to part of the offices located at the facility. The terms of the Services Agreement provide that Identica shall, at all times, ensure that the Company receives first priority with respect to the ongoing maintenance of the Company’s equipment by the technical personnel. eRoomServices will continue to exist as a wholly owned subsidiary of the Company and all existing contracts by and between eRoomServices and its hotel clients shall remain outstanding.

On October 31, 2005, we loaned an additional $50,000 to Identica, evidenced by a promissory note that bore no interest and matured on January 31, 2006. This promissory note has been repaid.

In March 2006, we invested the sum of $50,000 in a private placement of Aprecia, LLC, or Aprecia, prior to its registration statement which became effective in January, 2007, a provider of applied artificial intelligence solutions for gaming and homeland security applications. In consideration for our investment, we received 2,083,333 shares of common stock of Aprecia, which at the time of issuance constituted 12% of Aprecia's issued and outstanding common stock. Upon evaluation of the Company’s investments in the third quarter of 2007, the Company determined that the investment in Aprecia was impaired based on their most recent filing which shows them as a company with no revenue and negative stockholders equity. Therefore, the Company has recorded an unrealized loss in the amount of $50,000 as accumulated balance of comprehensive net loss in the year ended December 31, 2007.

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

Installed as part of our eRoomServ refreshment center, the eRoomSystem provides the communication link between the hotel guest, our products, our file server located at the hotel (the eRoomSystem file server), the hotel's property management system, and the file server located at our headquarters (the eRoomSystem master file server). Our software is remotely upgradeable from our Salt Lake City facility, which reduces the need for costly on-site visits. We can also remotely adjust pricing, change messages on the liquid crystal display, lock and unlock our units and change the input touchpad layout. From our facility, we can also determine whether our products are active and working properly and, in the event a participating hotel fails to pay outstanding invoices or otherwise violates the terms of its agreement with us, control the use of our products by remotely locking the units.

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

•
The eRoomSystem file server communicates on a real-time basis with the hotel's property management system and periodically with our eRoomSystem master file server located at our Salt Lake City facility; and

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

 Research and Development

At the core of our products and services is our proprietary software and hardware that make up our eRoomSystem. In the fourth quarter, we have conducted further research and development to provide new components for a hotel customer in conjunction with our existing product line.

 Sales and Marketing

Currently, we have deployed more than 10,000 eRoomServ refreshment centers, and over 6,000 eRoomSafes installed at over 30 hotel properties. Of this amount, approximately 5,000 refreshment centers and 3,500 eRoomSafes are installed pursuant to revenue sharing or fixed-payment agreements. Our sales and marketing efforts have been eliminated with respect to new product placements, and we do not expect to re-commence such efforts in the future. However, we may redeploy products following the maturity of certain outstanding revenue sharing agreements.

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

 Intellectual Property

We rely upon a combination of trademark and copyright law, trade secret protection and confidentiality and/or license agreements with our employees, customers and business partners to protect our proprietary rights in our products, services, know-how and information.

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

Our proprietary software consists of three modules and provides the operating system for our eRoomSystem. The first module is an operating system that permits messages to be scrolled on the flat panel display of our eRoomSystem and allows hotel guests to interface with our products. The second module is a Windows(R) based program that provides a communication link between our eRoomSystem, our products, our eRoomSystem hotel file server and the hotel's property management system. The third module is a Windows(R) based program that collects data from our eRoomSystem hotel file server and produces a wide-variety of management and operational reports. Three years ago, we introduced our eRoomSystem version 4 software and thereafter our newest version 4.1 software. All, but one, of our existing hotel clients are utilizing our version 4.1 software that provides users with a friendly, easy-to-learn graphical environment which generally expands the report generating capabilities of the property.

We do not know if our future patent applications will be issued with the full scope of claims we seek, if at all, or whether any patents we receive will be challenged or invalidated. Our means of protecting our proprietary rights in the United States, and abroad, may not be adequate and competitors may independently develop similar technology. We cannot be certain that our services do not infringe on patents or other intellectual property rights that may relate to our services. Like other technology-based businesses, we face the risk that we will be unable to protect our intellectual property and other proprietary rights, and the risk that we will be found to have infringed on the proprietary rights of others. Further, as previously mentioned, it is our intention to focus solely on servicing our existing hotel clients.

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

ITEM 2. DESCRIPTION OF PROPERTY.

Our headquarters and principal executive offices, comprising approximately 1,100 square feet, are located at 1072 Madison Ave., Lakewood, NJ 08701. We pay $1,125 per month. This lease expires December 10, 2008.

In addition, we currently utilize office and warehouse space in Salt Lake City, Utah pursuant to our Professional Services Agreement with Identica. We maintain all inventory and replacement parts at this facility. There is no separate fee charged for these facilities.

ITEM 3.  LEGAL PROCEEDINGS.

We are, from time to time, parties to various legal proceedings arising out of our business. Notwithstanding, there are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company’s property is not the subject of any pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our authorized capital stock consists of 50,000,000 shares of common stock, $0.001 par value; 5,000,000 shares of preferred stock, $0.001 par value including; 500,000 shares of Series A convertible preferred stock, $0.001 par value; 2,500,000 shares of Series B convertible preferred stock, $0.001 par value; 2,000,000 shares of Series C convertible preferred stock, $0.001 par value; and 2,777,778 shares of Series D convertible preferred stock, $0.001 par value. Our current authorized capital was effected through an amendment and restatement of our articles of incorporation on March 29, 2000, and the filing of a Certificate of Rights, Preferences and Privileges relating to the Series D convertible preferred stock in November 2002. There are no shares of preferred stock issued and outstanding.

Market Information

Prior to August 3, 2000, there was no public market for our common stock. In conjunction with our initial public offering, our common stock was accepted for listing on the NASDAQ SmallCap Market under the trading symbol "ERMS". In April 2003, our common stock was delisted from the NASDAQ SmallCap market. Our common stock is currently quoted on the Over-The-Counter Bulletin Board under the same symbol. As of February 1, 2008, there were 23,973,165 shares of common stock outstanding and no shares of any class of preferred stock outstanding.

 High And Low Sale Prices Of Our Common Stock

The following table sets forth the high and low bid information of our common stock, as quoted on the Over The Counter Bulletin Board (which quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions) for each quarter during the period January 1, 2006 through December 31, 2007:

Calendar Quarter Ended	Low	High
March 31, 2006	$0.17	$0.30
June 30, 2006	$0.22	$0.29
September 30, 2006	$0.13	$0.27
December 31, 2006	$0.11	$0.17
March 31, 2007	$0.12	$0.18
June 30, 2007	$0.10	$0.17
September 30, 2007	$0.10	$0.25
December 31, 2007	$0.15	$0.21
March 31, 2008 (through February 1, 2008)	$0.19	$0.21

The last reported price of our common stock on the Over-The-Counter Bulletin Board on February 1, 2008 was $0.21 per share. We are not aware of any public market for our options or warrants.

Holders

As of February 1, 2008, there were approximately 400 stockholders of record holding our outstanding common stock.

Dividends

We have never declared or paid any cash dividends on our common stock. Our Board of Directors presently, and for the foreseeable future, intends to retain all of our earnings, if any, for the purchase of securities in private or publicly traded emerging growth companies, or possibly, the acquisition of an operating company if the opportunity arises. The declaration and payment of cash dividends in the future will be at the discretion of our Board and will depend upon a number of factors, including, among others, our future earnings, operations, funding requirements, restrictions under our credit facility, our general financial condition and any other factors that our board considers important. Investors should not purchase our common stock with the expectation of receiving cash dividends.

Recent Sales of Unregistered Securities; Use of Proceeds

There were no recent sales of unregistered securities in fiscal years ended December 31, 2007 and 2006.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

None.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Certain statements contained in this prospectus, including statements regarding the anticipated development and expansion of our business, our intent, belief or current expectations, primarily with respect to the future operating performance of the Company and the services we expect to offer and other statements contained herein regarding matters that are not historical facts, are “forward-looking” statements. Future filings with the Securities and Exchange Commission, future press releases and future oral or written statements made by us or with our approval, which are not statements of historical fact, may contain forward-looking statements, because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements.

All forward-looking statements speak only as of the date on which they are made. We undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.

 Overview

Our core business was the development and installation of an intelligent, in-room computer platform and communications network, or the eRoomSystem, for the lodging industry. The eRoomSystem is a computerized platform and processor-based system designed to collect and control data. The eRoomSystem supports our fully automated and interactive eRoomServ refreshment centers, eRoomSafes, eRoomEnergy products, and the eRoomTray. In 2005, we commenced our diversification strategy of investing in third party emerging growth companies. To this end, we have made investments totaling $60,000, consisting of $10,000 in Identica Holdings Corporation and $50,000 in Aprecia, LLC. The investment in Aprecia has been written off as an unrealized loss. In addition, we have loaned Identica $150,000 in cash. The loan is secured by a security interest in all the assets of Identica and is evidenced by a promissory note. In consideration for making the loan, we were issued a warrant to purchase 1,000,000 shares of common stock of Identica, exercisable at $0.15 per share, at any time through May 20, 2010. We may make additional investments in promising emerging growth companies, and potentially acquire an operating company if the opportunity arises.

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

Our revenue-sharing program provides us with a seven-year revenue stream under each revenue-sharing agreement. Because many of our customers in the lodging industry traditionally have limited capacity to finance the purchase of our products, we designed our revenue-sharing program accordingly. Through our revenue-sharing plan, we have installed our products at little or no upfront cost to our customers and share in the recurring revenues generated from sales of goods and services related to our products. We retain the ownership of the eRoomServ refreshment centers and eRoomSafes throughout the term of the revenue-sharing agreements and the right to re-deploy any systems returned to us upon the expiration or early termination of the revenue-sharing agreements. We have failed to place any products, either on a revenue sharing or sale basis in the prior three years, and we have no present intention of placing new products in the future. We do, however, intend to continue to service and maintain our existing installed product base for the remaining life of the contracts relating thereto.

Our revenues over the past few years have been fairly stable as we have focused on service and maintenance of our existing installed products and have not installed new products at hotels. Over time, our revenues relating to our installed products will decline as existing revenue sharing agreements conclude. Given the foregoing, in 2005 we commenced our diversification strategy to invest in emerging growth companies. To date we have invested in Identica Holdings Corporation, a company which has recently filed a registration statement with the Securities and Exchange Commission, and which is a distributor and integrator of next-generation biometric security solutions, including the TechSphere hand vascular pattern biometric technology. We continue to explore opportunities and perform due diligence on third parties with respect to additional potential investments. At this time, we have not reached a definitive agreement to make further investments. In addition, we may acquire an operating company in the future if the opportunity arises. Over time, we may realize revenues from the sale of securities purchased from Identica and other third party companies in the future, if applicable. The timing and return on such investments, however, cannot be assured.

We anticipate that we will receive more than 50% of the recurring revenues from the sale of goods and services generated by our currently installed eRoomServ refreshment centers, eRoomSafes and eRoomTray solutions under revenue-sharing agreements. Our customers receive the remainder of the recurring revenues.

No new products were installed during the years ended December 31, 2007 and 2006.

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

Research and development expenses consist of payroll and related costs for hardware and software engineers, quality assurance specialists, management personnel, and the costs of materials used by our consultants in the maintenance of our existing installed products. As we have elected not to install new products at hotels, there was very little research and development expenses in fiscal year 2007.

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

Results of Operations

The following table sets forth selected statement of operations data as a percentage of total revenues for the years indicated:

	Fiscal Years ended December 31,
	2007	2006
Statement of Operations Data:
Revenue:
Revenue-sharing arrangements	67.5%	73.2%
Maintenance fees	21.7	20.9
Product sales	10.8	5.9
Total revenue	100.0	100.0
Cost of revenue:
Revenue-sharing arrangements	32.6	33.6
Maintenance	5.0	4.9
Product sales	2.4	5.2
Total cost of revenue	40.0	43.7
Gross margin	60.0	56.3

Operating expenses:
Selling, general and administrative expense	35.2	41.0
Research and development expense	0.7	-
Interest expense	-	8.2
Interest and other income	(9.4)	(5.0)
Net operating expenses	26.5	44.2
Income from operations	33.5%	12.1%
Other income (expense):
Gain on forgiveness of liabilities and debt	0.7	-
Net income (loss)	34.2%	12.1%

Comparison of Years Ended December 31, 2007 and 2006

Revenues

Revenue Sharing Arrangements -- Our revenue from revenue-sharing arrangements was $792,281 in 2007 as compared to $979,470 for 2006, representing a decrease of $187,189, or 19.1%. The decrease in revenue from revenue-sharing arrangements was due to completion of a number of revenue-sharing agreements. During the years ended December 31, 2007 and 2006, we did not place additional products on a revenue sharing basis. During the year ended December 31, 2007, revenues from one customer accounted for 15% of our total revenues.

Maintenance Fee Revenue -- Our maintenance fee revenue was $254,428 for 2007 and $278,464 for 2006, representing a decrease of $24,036, or 8.6%. The decrease in maintenance fee revenue was due to a decreased number of products under revenue-sharing and maintenance contracts.

Product Sales -- Our revenue from product sales was $127,441 in 2007, as compared to $79,551 in 2006, representing an increase of $47,890, or 60.2%. The increase in revenue from product sales in 2007 was a result of the sales to hotels of their equipment upon completion of their revenue-sharing agreement.

Cost of Revenue

Cost of Revenue-Sharing Revenue -- Our cost of revenue-sharing revenue was $382,820 for 2007 and $449,815 for 2006, representing a decrease of $66,995, or 14.9%. The decrease in the cost of revenue-sharing revenue resulted from a decrease in depreciation expense due to the sale of equipment to customers upon completion of their revenue-sharing contract. The gross margin percentage on revenue-sharing revenue was 51.7% in 2007 as compared to 54.1% in 2006.

Cost of Maintenance Revenue -- Our cost of maintenance revenue was $58,349 for 2007 as compared to $64,365 for 2006, representing a decrease of $6,016, or 9.3%. The decrease in the cost of maintenance revenue was primarily due to the decrease in the number of bars under maintenance and revenue sharing contracts. The gross margin percentage on maintenance revenues was 77.1% in 2007 as compared to 76.9% in 2006.

Cost of Product Sales Revenue -- Our cost of product sales revenue was $28,431 for 2007 as compared to $70,085 for 2006, representing a decrease of $41,654, or 59.4%. The decrease was due to a lower remaining basis of the equipment sold in 2007 over those sold in 2006. The gross margin percentage on revenue from product sales revenue was 77.7% in 2007 as compared to 11.9% in 2006.

The changes and percent changes with respect to our revenues and our cost of revenue for the years ended December 31, 2007 and 2006 are as follows:

	For the Years Ended December 31,
	2007	2006	Change	Percent Change
REVENUE
Revenue-sharing arrangements	$792,281	$979,470	$(187,189)	19.1%
Maintenance fees	254,428	278,464	(24,036)	8.6%
Product sales	127,441	79,551	47,890	60.2%
Total Revenue	1,174,150	1,337,485	(163,335)	12.2%

COST OF REVENUE
Revenue-sharing arrangements	382,820	449,815	(66,995)	14.9%
Maintenance	58,349	64,365	(6,016)	9.3%
Product sales	28,431	70,085	(41,654)	59.4%
Total Cost of Revenue	$469,600	$584,265	$(114,665)	19.6%

GROSS MARGIN PERCENTAGE
Revenue-sharing arrangements	51.7%	54.1%
Maintenance	77.1%	76.9%
Product sales	77.7%	11.9%
Total Gross Margin Percentage	60%	56.3%

Although the preceding table summarizes the net changes and percent changes with respect to our revenues and our cost of revenue for the years ended December 31, 2007 and 2006, the trends contained therein are limited to a two-year comparison and should not be viewed as a definitive indication of our future results.

Operating Expenses

Selling, General and Administrative -- Selling, general and administrative expenses were $412,919 for 2007 and $548,421 for 2006, representing a decrease of $135,502, or 24.7%. Selling, general and administrative expenses represented 35.2% of our total revenues in 2007 and 41% of our total revenues in 2006. The decrease in selling, general and administrative expenses related to our continued reduction in fixed overhead expenses.

Research and Development Expenses -- Research and development expenses were $8,678 for 2007 and $0 for 2006, representing an increase of $8,678, or 100%. The increase in research and development expenses was due in part to a development project to provide replacement parts for a hotel customer. Research and development expenses represented 0.7% of our total revenue in 2007 and 0% of our total revenue in 2006.

Interest expense was $0 for 2007 as compared to $109,946 for 2006, a decrease of $109,946, or 100%. The decrease in interest expense was due to the payoff of AMRESCO in July 2006. Interest and other income in the amount of $110,768 was realized in 2007 as compared to $67,230 in 2006. Income from operations for 2007 was $393,721, as compared to $162,083 in 2006. The Company also realized a gain on forgiveness of liabilities and debt of $8,500 in 2007.

Net Income Attributable to Common Stockholders

We realized net income attributable to common stockholders of $402,221 in 2007, as compared to $162,083 in 2006. The $240,138 increase in net income was primarily due to the decrease in selling general and administrative expenses as well as the increase in interest income and decrease in interest expense.

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

Liquidity and Capital Resources

At December 31, 2007, we had $2,353,972 of cash and working capital of $2,416,398, as compared to $1,480,720 of cash and working capital of $1,599,398 at December 31, 2006. In addition, our stockholders' equity was $3,029,941 at December 31, 2007 as compared to $2,664,563 at December 31, 2006, an increase of $365,378. The increase in cash, working capital and stockholders' equity reflects the continued decrease in cash used in our operations and reduction in fixed overhead expenses.

Our accumulated deficit decreased to $31,082,627 at December 31, 2007 as compared to $31,484,848 at December 31, 2006. The decrease in accumulated deficit is a direct result of our net income of $402,221 in the year ended December 31, 2007.

Net cash provided by operating activities for the year ended December 31, 2007 was $765,270, as compared to $683,126 of net cash provided by operating activities during the year ended December 31, 2006. The $82,144 increase in net cash provided by operating activities resulted primarily from the increase in net income in 2007.

Net cash provided by investing activities for the year ended December 31, 2007 was $107,982, as compared to net cash provided during the year ended December 31, 2006 of $190,329. The change resulted primarily from the proceeds of a note receivable which was received in 2006.

Net cash used in financing activities for the year ended December 31, 2007 was $0, as compared to $709,250 during the year ended December 31, 2006. The cash used in financing activities resulted from the payoff of the long-term debt relating to AMRESCO in 2006.

On October 1, 2003, the Company issued AMRESCO a warrant to purchase 400,000 shares of common stock, exercisable at $0.10 per share through October 1, 2008. If at anytime after December 31, 2007, the warrant has an intrinsic value greater than $300,000 based upon the then current trading price of the Company's common stock, then AMRESCO will have the right to "put" the warrant back to the Company in exchange for $200,000 payable in 12 equal consecutive monthly installments with the first payment to be made on the last day of the month in which the "put" occurs. Accordingly, the Company may be obligated to pay AMERSCO $200,000.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements.

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

RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the following factors and other information in this prospectus before deciding to invest in our company. If any of the following risks actually occur, our business, financial condition, results of operations and prospects for growth would likely suffer. As a result, you could lose all or part of your investment.

Risks Related to eRoomSystem Technologies

As management for the Company has decided to forego further placements of new products at hotels and our existing revenue sharing agreements have fixed terms, we will continue to experience declining revenues in future periods upon the conclusion of such existing revenue sharing agreements.

The revenue sharing agreements that we have entered into with our hotel customers have a seven-year term. As of December 31, 2007, the average remaining life of these agreements is 0.7 years. Each year, certain of our existing revenue sharing agreements will conclude, unless hotels elect to continue under the terms of the existing agreement, for which there are no assurances. As the revenue sharing agreements conclude, and hotels elect to not extend the term thereof, we will experience an incremental decrease in revenue sharing revenue as well as maintenance revenue. We do, however, own the equipment and upon the conclusion of such agreements may decide to re-deploy such equipment at a new hotel, either on a revenue sharing basis or sale basis.

While we have realized net income for fiscal years 2007 and 2006, we have a history of significant operating losses and may experience operating losses in the future, particularly given the fixed term of our revenue sharing agreements which comprise nearly all of our revenues.

For the year ended December 31, 2007, we realized net income of $402,221, as compared to net income of $162,083 for the fiscal year ended December 31, 2006. In addition, our operations provided net cash of $765,270 for the year ended December 31, 2007, as compared to $683,126 for the year ended December 31, 2006. However, we have a history of significant operating losses and may realize operating losses in the future, specifically upon the conclusion of a measurable percentage of our existing revenue sharing agreements. While we are actively embarking upon our diversification strategy of investing in third party emerging growth companies and, potentially, acquiring an operating company if the opportunity arises, we have not realized any revenues to date from such activities. Further, there is no assurance that our investments in third party companies to date will result in us realizing meaningful revenues, if at all, or that we will be successful in acquiring an operating company. To the extent that we do not replace revenue sharing revenue as it decreases, our financial condition and results of operations will likely be materially adversely affected.

Although we commenced our diversification strategy in 2005 by making investments in third party companies, there is no assurance that we will realize a return on such investments.

The securities issued to us from our investments in Identica Holdings Corporation and Aprecia, LLC are not marketable. Identica is privately held and Aprecia's stock has not started trading yet and is currently listed on the pink sheets. It is not known when, or if, these securities will be readily marketable, if at all. Furthermore, even if such securities become readily marketable, there is no assurance that we will receive a return on our investment sufficient to offset the anticipated decline in our revenues relating to existing revenue sharing agreements which will expire. Thus, in the event we do not realize a material return on our investments in Identica and Aprecia, our future operating results will likely be materially adversely affected.

While we are exploring the possibility of acquiring an operating company to augment our historical business and recent investments in third party emerging growth companies, given our cash position, among other things, there is no assurance that we will be successful in consummating a transaction on favorable terms, if at all.

We have undertaken a significant amount of due diligence on several operating companies regarding a potential acquisition. To date, we have not been successful in reaching a definitive agreement with such companies. While we intend to continue our search for a suitable operating company, there is no assurance that we will be successful given our relatively limited cash on hand, lack of liquidity in our common stock, and our common stock not being listed on a national securities exchange, among other factors. Nevertheless, we intend to continue to explore potential acquisitions, along with additional investments in third party emerging growth companies. We view the acquisition of an operating company on favorable terms as our most important objective for 2008. Should we not achieve this objective in 2008, our financial condition and results of operation will likely be adversely affected as existing revenue sharing agreements reach their conclusion.

Based on the numerous reductions-in-force we have affected in the past several years to reduce fixed overhead expenses along with outsourcing our ongoing maintenance and service operation and given the current composition of employees the loss of additional key personnel would seriously impact our operations.

We are dependent upon the abilities and efforts of certain personnel, specifically David A. Gestetner, our sole executive officer. Our future success will depend in large part upon Mr. Gestetner. We currently do not carry key man life insurance on Mr. Gestetner, and we have no present intention of doing so in the near future. There can be no assurance that we will be able to locate and retain a suitable replacement for Mr. Gestetner in the event Mr. Gestetner is no longer employed by us.

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

Risks Related to Our Common Stock

Our diversification strategy, particularly a potential acquisition of an operating company, will likely require us to obtain additional financing in the form of the sale of debt or equity securities, the result of which would have a dilutive effect on the relative ownership of our existing stockholders.

Based upon our existing cash and cash equivalents on hand, which was $2,353,972 as of December 31, 2007, we will likely require additional capital to successfully implement our diversification strategy. Funding may take the form of common stock, preferred stock or convertible debt. The issuance of additional equity or convertible debt securities will have the effect of reducing the percentage ownership of our current stockholders. In addition, such equity or convertible debt securities may have additional rights, preferences or privileges to those of our common stock, such as registration rights. There are no assurances that funding will be available to us on favorable terms, if at all.

Our executive officers and members of our board of directors beneficially own 40.8% of the outstanding shares of our common stock and could limit the ability of our other stockholders to influence the outcome of director elections and other transactions submitted to a vote of stockholders.

Our executive officers and members of our board of directors beneficially own 9,985,515 shares of common stock, or approximately 40.8% of the outstanding shares of our common stock. These stockholders may have the power to influence all matters requiring approval by our stockholders, including the election of directors and approval of mergers and other significant corporate transactions.

Our stock price may fall as a result of the 23,973,165 shares of common stock, or 100% of our outstanding common stock, that is currently eligible for resale.

Sales of a substantial number of shares of common stock in the public market could cause the market price for our common stock to decline. Of the 23,973,165 shares of common stock outstanding as of February 1, 2008, as per the transfer agent, 19,288,701 shares representing 80.5% of our outstanding shares of common stock are immediately available for resale.

In addition to the foregoing shares, up to 4,684,464 shares of common stock, or 19.5% of our outstanding shares of common stock, are available for resale in accordance with Rule 144 or 144(k) under the Securities Act. These shares represent 23,973,165 shares, or 100% of our outstanding shares of common stock.

As of December 31, 2007, we had options and warrants outstanding to purchase 3,169,621 shares of common stock at a weighted average exercise price of $0.28 per share, all of which are immediately exercisable.

The sale of a substantial number of shares of our common stock within a short period of time could cause our stock price to fall. In addition, the sale of these shares could impair our abilities to raise capital through the sale of additional common stock.

ITEM 7. FINANCIAL STATEMENTS.

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

HANSEN, BARNETT & MAXWELL, P.C.
A Professional Corporation
CERTIFIED PUBLIC ACCOUNTANTS
AND
BUSINESS CONSULTANTS
5 Triad Center, Suite 750
Salt Lake City, UT 84180-1128
Phone: (801) 532-2200
Fax: (801) 532-7944
www.hbmcpas.com
Registered with the Public Company Accounting Oversight Board

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Directors and the Stockholders
eRoomSystem Technologies, Inc.

We have audited the accompanying consolidated balance sheets of eRoomSystem Technologies, Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of eRoomSystem Technologies, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

HANSEN, BARNETT & MAXWELL, P.C.

Salt Lake City, Utah
February 26, 2008

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,353,972	$1,480,720
Accounts receivable, net of allowance for doubtful accounts of $32,399 and $49,520
at December 31, 2007 and 2006, respectively	182,416	280,608
Notes receivable	-	17,534
Prepaid expenses	10,831	1,797
Total Current Assets	2,547,219	1,780,659
REFRESHMENT CENTERS IN SERVICE, net of accumulated depreciation of
$2,406,453 and $2,512,447 at December 31, 2007 and 2006, respectively	434,609	840,991
PROPERTY AND EQUIPMENT
Computer and office equipment, net of accumulated depreciation of
$6,657 and $4,147, at December 31, 2007 and 2006, respectively	3,261	5,183
INVESTMENT IN MARKETABLE SECURITIES	14,075	64,075
NOTE RECEIVABLE, net of unamortized discount of $0 and $896 at December 31, 2007 and
December 31, 2006, respectively	159,166	149,103
DEPOSITS	2,432	5,813
Total Assets	$3,160,762	$2,845,824

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$49,070	$57,512
Accrued liabilities	71,289	99,634
Customer deposits	-	11,758
Deferred maintenance revenue	10,462	12,357
Total Current Liabilities	130,821	181,261
Total Liabilities	130,821	181,261
COMMITMENTS AND CONTINGENCIES	-	-
STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none outstanding	-	-
Common stock, $0.001 par value; 50,000,000 shares authorized; 23,973,165 shares and 23,898,165 shares outstanding at December 31, 2007
and December 31, 2006, respectively	23,973	23,898
Additional paid-in capital	33,792,010	33,751,605
Warrants and options outstanding	346,585	373,908
Accumulated deficit	(31,082,627)	(31,484,848)
Accumulated other comprehensive loss	(50,000)	-
Total Stockholders' Equity	3,029,941	2,664,563

Total Liabilities and Stockholders' Equity	$3,160,762	$2,845,824
See accompanying notes to consolidated financial statements

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	For the years ended
	December 31,
	2007	2006

REVENUE
Revenue-sharing arrangements	$792,281	$979,470
Maintenance fees	254,428	278,464
Product sales	127,441	79,551
Total Revenue	1,174,150	1,337,485
COST OF REVENUE
Revenue-sharing arrangements	382,820	449,815
Maintenance	58,349	64,365
Product sales	28,431	70,085
Total Cost of Revenue	469,600	584,265
GROSS MARGIN	704,550	753,220

OPERATING EXPENSES
Selling, general and administrative expense, including non-cash compensation
of $13,157 and $33,563, respectively	412,919	548,421
Research and development expense	8,678	-
Interest expense	-	109,946
Interest and other income	(110,768)	(67,230)
Net Operating Expenses	310,829	591,137
Income from Operations	393,721	162,083
Gain on forgiveness of liabilities and debt	8,500	-
Net Income	402,221	162,083

Unrealized loss on investment	(50,000)	-
Comprehensive Income	$352,221	$162,083

Basic Earnings Per Common Share	$0.02	$0.01
Diluted Earnings Per Common Share	$0.02	$0.01

See accompanying notes to consolidated financial statements

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	Shares		Amount
	2007	2006	2007	2006
COMMON STOCK
Balance at Beginning of Year	23,898,165	24,228,902	$23,898	$24,229
Issuance to directors for services	75,000	50,000	75	50
Relinquishment of shares in settlement of notes receivable	-	(380,737)	-	(381)
Balance at End of Year	23,973,165	23,898,165	23,973	23,898
ADDITIONAL PAID-IN-CAPITAL
Balance at Beginning of Year			33,751,605	33,754,361
Issuance to directors for services			11,175	11,950
Expiration of warrants and options			29,230	63,726
Relinquishment of shares in settlement of notes receivable			-	(78,432)
Balance at End of Year			33,792,010	33,751,605
WARRANTS AND OPTIONS OUTSTANDING
Balance at Beginning of Year			373,908	416,071
Expiration of warrants and options			(29,230)	(63,726)
Issuance of options and warrants related to consulting services and financing activities			1,907	10,960
Issuance of options to employees			-	6,465
Issuance of options to a member of the Board			-	4,138
Balance at End of Year			346,585	373,908
NOTES RECEIVABLE FROM SHAREHOLDER
Balance at Beginning of Year			-	(78,000)
Shares received in settlement of notes receivable			-	78,813
Interest accrued			-	(813)
Balance at End of Year			-	-
ACCUMULATED DEFICIT
Balance at Beginning of Year			(31,484,848)	(31,646,931)
Net income			402,221	162,083
Balance at End of Year			(31,082,627)	(31,484,848)
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance at Beginning of Year			-	-
Unrealized Loss on Marketable Securities			(50,000)	-
Balance at End of Year			(50,000)	-
Total Stockholders' Equity at End of Year			$3,029,941	$2,664,563

See accompanying notes to consolidated financial statements

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended
	December 31,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$402,221	$162,083
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	384,742	452,101
Gain on forgiveness of debt and liabilities	(8,500)	-
Gain on sale of refreshment centers	(63,164)	(1,479)
Interest income from shareholder receivable	-	(813)
Interest income from other receivable	(9,507)	(3,309)
Accretion of debt discount	-	58,174
Amortization of discount on note receivable	(897)	(1,956)
Non-cash compensation expense	13,157	33,563
Changes in operating assets and liabilities:
Accounts receivable	86,434	(17,216)
Prepaid expenses	(9,034)	9,722
Accounts payable	58	675
Accrued liabilities	(28,345)	(10,144)
Customer deposits and deferred maintenance revenue	(1,895)	1,725

Net Cash Provided By Operating Activities	765,270	683,126

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	-	(4,664)
Proceeds from sale of refreshment centers	86,726	68,500
Purchase of investment and note receivable	-	(50,000)
Proceeds from note receivable	17,875	97,006
Change in long term deposits and restricted funds	3,381	79,487

Net Cash Provided by Investing Activities	107,982	190,329

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term debt	-	(709,250)

Net Cash Used in Financing Activities	-	(709,250)

Net Increase in Cash	873,252	164,205

Cash at Beginning of Period	1,480,720	1,316,515

Cash at End of Period	$2,353,972	$1,480,720

Supplemental Cash Flows Information
Cash paid for interest	$-	$35,291

Supplemental Disclosure of Noncash Investing and Financing Activities
Shares of common stock cancelled in settlement of notes receivable	$-	$78,813

See accompanying notes to consolidated financial statements

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

The Company has installed a complete line of fully-automated eRoomServ refreshment centers and eRoomSafes in hotels. The eRoomServ refreshment centers and eRoomSafes use proprietary software that integrates with a data collection computer in each hotel.

Up until the year ended December 31, 2004, the Company had suffered recurring losses. During the years ended December 31, 2007 and 2006, the Company realized net income of $402,221and $162,083, respectively. During the years ended December 31, 2007 and 2006, the Company's operations provided $765,270 and $683,126 of cash, respectively. The Company had cash of $2,353,972 as of December 31, 2007. At December 31, 2007, the Company had working capital of $2,416,398. Although the Company realized a profit in 2007 as well as in 2006, the Company is anticipating decreasing revenue as the Company's existing hotel revenue-sharing and maintenance contracts conclude over the next couple of years. This raises substantial doubt about the Company's ability to continue as a going concern. Realization of continued profitable operations is not assured. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern. Management would like to acquire an existing operating company to enable the Company to grow and is continuously performing due diligence on third party companies for this purpose. The Company has also been performing research in order to invest in privately-held or publicly traded emerging growth stage companies.

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

Cash Equivalents and Fair Value of Financial Instruments - Cash equivalents include the Company’s Auction Rate debt and preferred stock securities. Auction rate securities are term securities that earn income at a rate that periodically resets, from 7-35 days, to reflect current market conditions through an auction process. The Company had no restricted cash, as of December 31, 2007 and 2006, respectively.

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

Loan Receivable - Loan Receivables are stated at the historical carrying amount and were evaluated for impairment. When projections indicate that the carrying value of the note is not recoverable, the carrying value is reduced by the estimated excess of the carrying value over the projected discounted cash flows. No impairment was deemed necessary

eRoomServ Refreshment Centers in Service and Property and Equipment - eRoomServ refreshment centers (including eRoomSafes, if applicable) and property and equipment are stated at cost, less accumulated depreciation and amortization. Major additions and improvements are capitalized, while minor equipment as well as repairs and maintenance costs are expensed when incurred. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related assets, after taking into consideration residual values for eRoomServ refreshment centers, which lives are as follows:

Depreciation and amortization expense related to eRoomServ refreshment centers in service and property and equipment was $384,742 and $452,101 for the years ended December 31, 2007 and 2006, respectively.

eRoomServ refreshment centers in service	7 years
Computer and office equipment	3 - 7 years
Vehicles and other	7 years

On retirement or disposition of property and equipment, the cost and related accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is recognized in the statement of operations. In the year ended December 31, 2007, the Company sold refreshment centers with a carrying value of $23,562 for $94,336, recognizing a gain on sale of $70,774. In the year ended December 31, 2006, the Company sold refreshment centers with a carrying value of $67,021 for $68,500, recognizing a gain on sale of $1,479.

Capitalized Software Costs - In accordance with FASB Statement of Financial Accounting Standards ("SFAS") No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, development costs incurred in the research and development of new software products to be sold, leased or otherwise marketed are expensed as incurred until technological feasibility in the form of a working model has been established. Internally generated capitalizable software development costs have not been material for the years ended December 31, 2007 and 2006. The Company has charged its software development costs to research and development expense in the accompanying consolidated statements of operations.

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

Stock-Based Compensation. The Company has one stock-based employee compensation plan, which is described more fully in Note 9. Prior to January 1, 2006, the Company accounted for the plan under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, ("APB 25") and related Interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123"). Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123 (Revised 2004), Share-Based Payment, ("SFAS 123(R)") using the modified prospective transition method. Accordingly, the Company records expense for (i) the unvested portion of grants issued during 2007 and 2006 and (ii) new grant issuances, both of which will be expensed over the requisite service (i.e., vesting) periods.

As a result of adopting SFAS 123(R), the Company's results of operations for the year ended December 31, 2007 and 2006 included compensation expense of $0 and $10,603, respectively, representing $0.00 impact to both basic and diluted earnings per share.

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

The following table is a reconciliation of the numerators and denominators used in the calculation of basic and diluted weighted-average common shares outstanding for the years ending December 31, 2007 and 2006:

	2007	2006
Basic net income	$402,221	$162,083
Diluted net income	$402,221	$162,083
Basic weighted-average common shares outstanding	23,948,507	23,980,591
Effect of dilutive securities
Stock options and warrants	174,953	309,269
Diluted weighted-average common shares outstanding	24,123,460	24,289,860
Basic earnings per share	$0.02	$0.01
Diluted earnings per share	$0.02	$0.01

As of December 31, 2007 and 2006, there were potential common stock equivalents from options and warrants of 2,994,668 and 3,008,352, respectively that were not included in the computation of diluted earnings per common share because their effect would have been anti-dilutive.

Recent Accounting Pronouncements -   In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a common definition for fair value to be applied to U.S. generally accepted accounting principles requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB decided to issue a final Staff Position to allow a one-year deferral of adoption of SFAS 157 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The FASB also decided to amend SFAS 157 to exclude FASB Statement No. 13 and its related interpretative accounting pronouncements that address leasing transactions. The Company is currently assessing the impact, if any, of SFAS 157 on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 allows companies to choose to measure certain financial instruments and certain other items at fair value. The statement requires that unrealized gains and losses are reported in earnings for items measured using the fair value option and establishes presentation and disclosure requirements. SFAS No. 159 is effective July 1, 2008 for the Company. The Company does not believe the adoption of SFAS No. 159 will have a material effect on our consolidated financial statements.

In June 2007, the FASB issued Emerging Issue Task Force (EITF) No. 07-03 (EITF 07-03), Accounting for Non-Refundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities. EITF 07-03 provides guidance on whether non-refundable advance payments for goods that will be used or services that will be performed in future research and development activities should be accounted for as research and development costs or deferred and capitalized until the goods have been delivered or the related services have been rendered. EITF 07-03 is effective for fiscal years beginning after December 15, 2007. The Company does not expect that the adoption of EITF 07-03 will have a material impact on its financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 151.” (“SFAS 160”). SFAS 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. Its intention is to eliminate the diversity in practice regarding the accounting for transactions between an entity and noncontrolling interests. This Statement is effective for the Company as of January 1, 2009. Earlier adoption is prohibited. The Company is currently assessing the impact, if any, of SFAS 160 on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”).  SFAS 141R provides guidance to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about its business combinations and its effects.  SFAS 141R establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, the goodwill acquired and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS 141R is effective for acquisitions beginning in our fiscal year beginning December 1, 2009 and earlier application is prohibited.

NOTE 2 - INVESTMENT IN SPECIAL PURPOSE ENTITIES

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

In addition, the Company loaned Identica $150,000 in cash. The loan is secured by a security interest in all the assets of Identica and is evidenced by a promissory note. On June 20, 2007, the Company extended the loan for an additional year. The terms of the extended promissory note include interest accruing on the unpaid principal balance in the amount of 10% per annum and a maturity date of June 20, 2008.

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

In September 2005, the Company entered into an Asset Purchase Agreement with Identica. Pursuant to the Agreement, Identica has purchased certain assets of the Company. Specifically, the assets consist of furniture and computer equipment held by the Company, as well as the Company's web technologies package utilized by the Company's technical support team to which the Company retained a perpetual license. The Agreement provided that Identica would pay the sum of $60,000 for the assets, which amount was evidenced by a one-year note bearing interest at the rate of 8% per annum, compounded monthly. Under the terms of the Note, Identica would make seven principal and interest payments in the amount of $9,098 per month, commencing on the six-month anniversary of the Note with a maturity date of September 7, 2006. In addition, at the same time, the Company entered into a Professional Services and Support Agreement whereby Identica will employ the technical personnel of the Company. In conjunction therewith, the
Company would continue to be responsible, for a period of 6 months from the date of the Agreement for all expenses less $7,000 dollars per month related to such technical personnel. Thereafter, the Company would pay Identica $0.50 per Hotel room per month to service all equipment that the Company is contractually obligated to service. The Note was paid in full in 2007.

In October, 2005, the Company loaned Identica an additional $50,000 in cash. The loan was not secured and was evidenced by a promissory note. The terms of the promissory note included zero interest and a maturity date of January 31, 2006. The note was paid in full in March 2006.

On March 7, 2006, the Company invested $50,000 in Aprecia, Inc., a Delaware corporation, by purchasing 2,083,333 shares of common stock, at $0.024 per hare. This investment represented 12% of Aprecia's then outstanding capital stock. Aprecia's stock has not started trading on a public exchange, although it has filed a registration statement covering its securities with the SEC which has been declared effective. Upon evaluation of the Company’s investments in the third quarter of 2007, the Company determined that the investment in Aprecia was impaired based on their most recent filing which shows them as a company with no revenue and negative stockholders equity. Therefore, the Company has recorded an unrealized loss in the amount of $50,000 as accumulated other comprehensive loss in the year ended December 31, 2007.

NOTE 4 - NET INVESTMENT IN SALES-TYPE LEASE

During June 2004, the Company entered into an agreement with a hotel property owner that amended a previous revenue sharing lease agreement that had previously been non-performing.

The new lease agreement terminates on December 31, 2008 at which time the hotel property owner takes ownership of the refreshment centers. The property is to make monthly payments of $7,200. The new lease agreement has been classified as a sales-type capital lease. Because the property has a history of non-performance and is still under the supervision of a bankruptcy court, the net investment in the capital lease has been fully allowed against. The following lists the components of the net investment in the sales-type lease as of December 31, 2007:

Total minimum lease payments to be received	$86,400
Less: Allowance for uncollectibles	(72,663)
Net minimum lease payments receivable	13,737
Less: Unearned income	(13,737)
Net investment in sales-type lease	$-

The Company recorded revenue-sharing and maintenance fee revenue in the amounts of $86,400 and $86,400 for the years ended December 31, 2007 and 2006, respectively.

Minimum lease payments through the end of the lease term are as follows: $86,400 in 2008.

NOTE 5 - NOTES PAYABLE AND LONG-TERM DEBT

As December 31, 2007 and 2006, there were no notes payable or long-term debts.

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

The Company issued AMRESCO a warrant to purchase 400,000 shares of common stock, exercisable at $0.10 per share through October 1, 2008. If at anytime after December 31, 2007, the warrant has an intrinsic value greater than $300,000 based upon the then current trading price of the Company's common stock, then AMRESCO will have the right to "put" the warrant back to the Company in exchange for $200,000 payable in 12 equal consecutive monthly installments with the first payment to be made on the last day of the month in which the "put" occurs. The warrants to purchase 400,000 shares of common stock were recognized in October 2003 as a troubled debt restructuring, with the $97,956 fair value of the warrants recorded as a discount to the notes payable to be amortized over the remaining life of the notes as a charge to interest expense. The discount was fully amortized in July 2006 upon full repayment of the notes.

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

Operating Leases as Lessor - The Company accounts for its revenue-sharing agreements as operating leases. As of December 31, 2007, the Company had one revenue-sharing agreement for which the customer is contractually obligated to pay minimum monthly payments. Carrying value of these leased assets was $60,578 as of December 31, 2007. Agreements with all other customers provide for an allocation of revenues to the Company with no minimum monthly payment. Accordingly, the Company is unable to estimate future amounts to be received under these agreements.

Future minimum payments to be received under contracts that provide for minimum monthly amounts were as follows as of December 31, 2007:

Year ending December 31,
2008	$48,266
Total	$48,266

Operating Leases as Lessee - In November 2003 the Company moved to a new facility in Salt Lake City, Utah. The Company entered into a 38-month lease agreement that terminated in December 2006. Identica sub-let the premises from the Company and paid for the rent directly starting in April 2006. The lease provided for monthly rent payments of $1,612. There are no future lease payments.

In December 2007, the Company rented a second office at its Lakewood, NJ facility. The Company entered into a 12 month lease agreement that will end in December 2008. The lease provides for monthly rent payments of $525. Future lease payments in 2008 are $5,944.36.

Rent expense for the years ended December 31, 2007 and 2006 was $7,576 and $17,935, respectively.

NOTE 7 - INCOME TAXES

The Company has paid no federal income taxes. The following is a schedule of state income taxes paid in 2007 and 2006:

For the years ended December 31,	2007	2006
Massachusetts	$-	$1,368
New Jersey	448	1,622
New York	4,441	2,435
Tennessee	-	380
Total income tax paid	$4,889	$5,805

The significant components of the Company's deferred income tax assets as of December 31, 2007 and 2006 are as follows:

For the years ending December 31,	2007	2006
Deferred Income Tax Assets:
Net operating loss carryforwards	$7,495,513	$7,822,321
Reserves and accrued liabilities	14,430	23,988
Other assets	11,839	17,881
Total Deferred Income Tax Assets	$7,521,782	$7,864,190
Valuation allowance	(7,422,561)	(7,631,192)
Deferred Income Tax Liability - Depreciation and
Amortization	(99,221)	(232,998)
Net Deferred Income Tax Asset	$-	$-

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

The following is a reconciliation of the income taxes computed using the federal statutory rate to the provision for income taxes:

For the years ending December 31,	2007	2006
Tax at statutory rate (34%)	$136,755	$55,108
Other non-deductible expenses and adjustments	66,688	32,121
Change in valuation allowance	(208,632)	(89,320)
State tax, net of federal tax benefit	5,189	2,091
Provision for Income Taxes	$-	$-

The following summarizes the tax net operating loss carryforwards and their respective expiration dates as of December 31, 2007:

Years ending December 31,
2011	$1,086,179
2017	1,082,373
2018	3,642,857
2019	3,298,047
2020	5,087,650
2021	2,378,318
2022	3,459,340
2023	1,205,001
Total net operating loss carryforwards	$21,239,765

NOTE 8 - STOCKHOLDERS' EQUITY

During the year ended December 31, 2007, the Company issued 75,000 shares of common stock valued at $11,250 ($0.15 per share) to its Board of Directors for services rendered.

During the year ended December 31, 2007, the board of directors of the Company approved a buyback of up to five million Company shares of common stock on the open market. During the year ended December 31, 2007 no purchases have been made.

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

During the year ended December 31, 2007, the Company granted options to purchase 20,000 shares of common stock to a consultant for services rendered. These options, which vested immediately, have an exercise price of $0.10 per share and are exercisable through July 23, 2012. These options were valued at $1,907 using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 4.86%, dividend yield of 0.0%, volatility of 126% and expected life of 5 years.

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

During the years ended December 31, 2007 and 2006, options to purchase 168,000 and 305,000 shares of common stock, respectively, expired. The Company recognized the value of these options in the amounts of $29,230 and $63,726 during 2007 and 2006 respectively, as additional paid in capital.

Outstanding Stock Options and Warrants - A summary of stock option and warrant activity for the years ended December 31, 2007 and 2006 is as follows:

					Weighted -
	Options and				Average
	Warrants	Exercise Price Range			Exercise Price
Balance, December 31, 2005	3,504,621	$0.10	-	1.55	$0.28
Granted	118,000	0.13	-	0.24	0.20
Expired	(305,000)	0.15	-	0.26	0.22
Balance, December 31, 2006	3,317,621	0.10	-	1.55	0.28
Granted	20,000	0.10	-	0.10	0.10
Expired	(168,000)	0.17	-	0.30	0.25
Balance, December 31, 2007	3,169,621	$0.10	-	1.55	$0.28
Exercisable, December 31, 2007	3,169,621	$0.10	-	1.55	$0.28
Weighted-average fair value of options granted during the year ended December 31, 2006					$0.18
Weighted-average fair value of options granted during the year ended December 31, 2007					$0.10

The fair value of stock options was determined at the grant dates using the Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended December 31, 2007 and 2006, respectively: risk-free interest rate of 4.9% and 4.9%, dividend yield of 0 percent, volatility of 126% and 132%, and expected lives of 5.0 and 6.1 years.

A summary of the options and warrants outstanding and exercisable as of December 31, 2007 follows:

	Outstanding				Exercisable
		Weighted - Average	Weighted -	Aggregate		Weighted -	Aggregate
Range of	Number	Remaining	Average	Intrinsic	Number	Average	Intrinsic
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Value	Exercisable	Exercise Price	Value
$ 0.10 - 0.37	3,155,978	7.7 years	$0.27	$865,451	3,155,978	$0.27	$865,451
0.90 - 1.91	13,643	10.0 years	0.94	12,760	13,643	0.94	12,760
$ 0.10 - 7.80	3,169,621	7.7 years	$0.28	$878,211	3,169,621	$0.28	$878,211

NOTE 10 - CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS

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

At December 31, 2007, the Company had $2,295,347 invested in “Auction Rate Securities” which are rated AAA by Standard & Poor’s. The auctions related to these securities have been having some liquidity issues and therefore the securities may not be redeemable in the short term. The Company believes that its current holdings of Auction Rate Securities will not result in any material write down of value of these securities.

At December 31, 2007, the Company had accounts receivable from two customers accounting for 51% of total accounts receivable.

During the year ended December 31, 2007, revenues from one customer accounted for 15% of total revenues.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 8A(T).  CONTROLS AND PROCEDURES.

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

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that: (i) pertain to maintaining records that in reasonable detail accurately and fairly reflect our transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements and that receipts and expenditures of company assets are made in accordance with management authorization; and (iii) provide reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

        Our management evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon that evaluation, management concluded that the company's internal control over financial reporting was effective as of December 31, 2007.

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

CHANGES IN INTERNAL CONTROLS

During the fiscal quarter ended December 31, 2007, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

ITEM 8B.  OTHER INFORMATION.

Not applicable.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The following information is furnished with respect to our directors and executive officer. There are no family relationships between or among any of our directors or executive officer. Our executive officer is an employee of eRoomSystem Technologies and serves at the discretion of our board.

Directors and Executive Officers

Name	Age	Position
David A. Gestetner	35	President, Chief Executive Officer, Secretary and Chairman of the Board
Herbert A. Hardt	65	Director
James C. Savas	47	Director
Lawrence K. Wein	65	Director

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

Involvement in Certain Legal Proceedings

There are no legal proceedings that have occurred within the past five years concerning our directors, or control persons which involved a criminal conviction, a criminal proceeding, an administrative or civil proceeding limiting one's participation in the securities or banking industries, or a finding of securities or commodities law violations.

 Auditors; Committees of the Board of Directors

Hansen, Barnett & Maxwell, P.C., or HB&M, an independent registered public accounting firm, is our auditor.

Our board has authorized two standing committees, an audit committee and a compensation committee

Audit Committee. The audit committee, which was formed on August 18, 2000, is currently comprised of Messrs. Hardt and Savas. The chairman of the audit committee is Mr. Hardt. The audit committee met four times during the fiscal year ended December 31, 2007. The audit committee has the responsibility to:

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

Compensation Committee. The compensation committee, which was formed on August 18, 2000, is currently comprised of Messrs. Hardt and Wein. The compensation committee met once during the fiscal year ended December 31, 2007. In general, the compensation committee's authority and oversight extends to total compensation, including base salaries, bonuses, stock options, and other forms of compensation.

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

To our knowledge, based solely on review of the copies of such reports furnished to us and written representations, we believe that during the fiscal year ended December 31, 2007 all applicable filing requirements were complied with by our executive officers and directors.

Code of Ethics

 Our Board of Directors has not yet adopted a written Code of Business Conduct and Ethics.

ITEM 10.  EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth summary information concerning the total remuneration paid or accrued by eRoomSystem Technologies, to or on behalf of our chief executive officer and our executive officers whose total annual salary exceeded $100,000 during the fiscal years ended December 31, 2007 and 2006. In accordance with the rules of the Commission, the compensation described in this table does not include perquisites and other personal benefits received by the executive officers named in the table below which does not exceed the lesser of $10,000 or 10% of the total salary and bonus reported for the executive officers.

Summary Compensation Table
Name and Principal Position	Year	Salary	Bonus	All Other Compensation	Total
David A. Gestetner,	2007	$150,000	$20,000	$4,800	$174,800
President, Chief Executive	2006	$100,000	$50,000	$2,400	$152,400
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

There were no equity awards granted to or held by our chief executive officer during the fiscal year ended December 31, 2007.

Compensation of Directors

The following table sets forth the equity awards made to members of our board of directors during the fiscal year ended December 31, 2007:

DIRECTOR COMPENSATION
Name	Stock Awards		Option Awards	Total
David Gestetner	$-	[2]	$-	$-

Herbert A. Hardt	$3,750	[1]	$-	$3,750

Lawrence K. Wein	$3,750	[1]	$-	$3,750

James C. Savas	$3,750	[1]	$-	$3,750

(1)	Reflects the issuance of 25,000 shares of common stock to each of Mssrs. Hardt, Wein and Savas.

(2)	As CEO and President of the Company, David Gestetner does not receive director’s compensation.

As compensation for their services, our non-employee directors receive either stock options to purchase 25,000 shares of our common stock or 25,000 unregistered shares of common stock as determined by the compensation committee. Directors who are our employees do not receive compensation for their services as directors.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table is a list of the beneficial ownership of common stock as of February 1, 2008 of (i) all persons who beneficially owned more than 5% of our outstanding common stock, (ii) all directors, (iii) all executive officers and (iv) all directors and executive officers as a group, according to record-ownership listings as of that date, according to the Forms 3, 4 and 5 and Schedules 13D and 13G, of which we have received copies, and according to verification as of February 1, 2008 which we have solicited and received from each director and executive officer. The beneficial ownership is calculated based on 23,973,165 shares of common stock outstanding as of February 1, 2008. Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities and, accordingly, includes shares issuable upon exercise of options that are exercisable or become exercisable within 60 days of February 1, 2008.

Unless otherwise indicated, the persons identified in this table have sole voting and sole investment power with regard to the shares beneficially owned with the following address, c/o eRoomSystem Technologies, Inc., 1072 Madison Ave., Lakewood, NJ 08701.

Executive Officer, Director or Stockholders with Beneficial	Amount and Nature of Beneficial		Percent of
Ownership of 5% or More	Ownership		Class
Ash Capital, LLC	3,884,537	[5]	16.1%
David A. Gestetner	5,157,644	[1]	21.5%
James C. Savas	4,072,050	[2]	16.8%
Herbert A. Hardt	625,821	[3]	2.6%
Lawrence K. Wein	130,000	[4]	0.5%
Executive Officers and Directors, as a group (4 individuals)	9,985,515		40.8%

(1) Reflects the direct ownership of 4,000 shares of common stock. In addition, also includes the beneficial ownership of 5,153,644 shares of common stock held by Gestetner Group, LLC.

(2) Reflects the direct ownership of 73,321 shares of common stock and options to purchase 80,000 shares of common stock, the beneficial ownership of 19,231 shares of common stock and an option to purchase 14,961 shares of common stock held by Providence Management, LLC, an entity for which Mr. Savas is co-manager and 50% owner, and the beneficial ownership of the following securities held by Ash Capital, LLC, or Ash Capital, an entity which Providence Management, LLC serves as the manager and holds a 20% profits interest, (a) 3,685,449 shares of common stock held by Ash Capital, (b) an option to purchase 145,313 shares of common stock, and (c) a warrant to purchase 53,775 shares of common stock. Mr. Savas disclaims any beneficial ownership of the shares of common stock and options to purchase shares of common stock beneficially owned as a result of his affiliation with Ash Capital, except to the extent of his pecuniary interest in such securities.

(3) Reflects the direct ownership of 445,821 shares of common stock and options to purchase 80,000 shares of common stock, and the beneficial ownership of options to purchase 100,000 shares of common stock held by Monness, Crespi & Hardt, an entity of which Mr. Hardt is a principal.

(4)Reflects the direct ownership of 80,000 shares of common stock and options to purchase 50,000 shares of common stock.

(5) Reflects the direct ownership of 3,685,449 shares of common stock, an option to purchase 145,313 shares of common stock, and a warrant to purchase 53,775 shares of common stock. Ash Capital is controlled by Alan C. Ashton, a former member of our board of directors, audit and compensation committees.

Securities authorized for issuance under equity compensation plans

The following table sets forth information about the common stock available for issuance under compensatory plans and arrangements as of December 31, 2007.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities available for future issuance
	(a)	(b)	(c)
Equity compensation plan
approved by security holders	2,384,948	$0.31	615,052

Equity compensation plans not
approved by security holders	784,673	$0.17	-

Total	3,169,621	$0.28	615,052

Equity Compensation Plans Approved by Security Holders

The 2000 Stock Option and Incentive Plan, or the 2000 Plan, was adopted by our board on February 3, 2000 and approved by our stockholders on March 29, 2000. The 2000 Plan was amended by our stockholders on May 7, 2001 when the shares of common stock authorized under the 2000 Plan were increased from 2,000,000 shares to 2,400,000 shares, amended on July 29, 2002 by our stockholders effectively increasing the number of shares issuable hereunder to 2,700,000, and amended further on November 15, 2004 by our stockholders effectively increasing the number of shares issuable thereunder to 3,000,000. The 2000 Plan provides us with the vehicle to grant to employees, officers, directors and consultants stock options and bonuses in the form of stock and options. Under the 2000 Plan, we can grant awards for the purchase of up to 3,000,000 shares of common stock in the aggregate, including "incentive stock options" within the meaning of Section 422 of the United States Internal Revenue Code of 1986 and non-qualified stock options. As of February 1, 2008, we had options to purchase 2,384,948 shares of our common stock outstanding under the 2000 Plan.

Equity Compensation Plans Not Approved by Security Holders

Except as otherwise noted below, the options and warrants under the following compensation plans are transferable. These options and warrants are exercisable for the remainder of their stated term in the event of death of the holder or the termination of the holder's employment with the Company. None of these options or warrants have a cashless exercise provision.

The 2001 Variable Stock Option and Incentive Plan consists of 205,004 options to purchase shares of common stock of which 205,004 options were issued to employees in 2001 at an exercise price of $0.26 with a term of 10 years.

The 2001(B) Stock Option and Incentive Plan consists of 100,894 options to purchase shares of common stock of which 100,894 options were issued to consultants in 2001 at an exercise price ranging from $0.26 to $0.33 with terms ranging from 5 to 10 years.

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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Director Independence

Except for our Chairman, David Gestetner, and James C. Savas, each of our directors, Messrs. Hebert A. Hardt and Lawrence K. Wein, qualifies as independent directors under Rule 10A-3 of the Securities Exchange Act of 1934 and as defined in NASD Marketplace Rule 4200(15). Mr. Savas is the beneficial owner of more than 10% of our outstanding common stock and Mr. Gestetner is an employee and executive officer of our company. Aside from his beneficial ownership of more than 10% of our outstanding common stock, Mr. Savas is independent under Rule 10A-3 of the Securities Exchange Act of 1934 and as defined in NASD Marketplace Rule 4200(15). The members of our audit committee are Messrs. Hardt and Savas. While Mr. Hardt is independent for purposes of the audit committee as defined in NASD Marketplace Rule 4350(d)(2), Mr. Savas is not independent under such rule because he is the beneficial owner of more than 10% of our outstanding common stock. However, in the opinion of our Board of Directors, Mr. Savas' beneficial stock ownership would not interfere with his exercise of independent judgment as an audit committee member.

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

ITEM 13  EXHIBITS

Exhibit
Number	Document Name
1.01	Form of Underwriting Agreement relating to the registrant's initial public offering that closed on August 9, 2000	Incorporated by reference to Pre-effective Amendment No. 2 of Form SB-2 filed on July 14, 2000

2.01	Agreement and Plan of Reorganization by and between RoomSystems International Corporation and RoomSystems, Inc. dated December 31, 1999	Incorporated by reference to Form SB-2 filed on April 14, 2000

2.02	Transfer Pricing Agreement by and between RoomSystems International Corporation and RoomSystems, Inc. dated December 31, 1999	Incorporated by reference to Form SB-2 filed on April 14, 2000

3.01	Amendment and Restatement of Articles of Incorporation	Incorporated by reference to Form SB-2 filed on April 14, 2000

3.02	Certificate of Correction dated May 30, 2000	Incorporated by reference to Pre-effective Amendment No. 1 of Form SB-2 filed on July 14, 2000

3.03	Amended and Restated Certificate of Designation, Preferences, Rights and Limitation of Series A convertible preferred stock	Incorporated by reference to Form SB-2 filed on June 9, 2000

3.04	Amended and Restated Certificate of Designation, Preferences, Rights and Limitation of Series B convertible preferred stock	Incorporated by reference to Form SB-2 filed on April 14, 2000

3.05	Certificate of Designation, Preferences, Rights and Limitation of Series C convertible preferred stock	Incorporated by reference to Form SB-2 filed on April 14, 2000

3.06	Amended and Restated Bylaws	Incorporated by reference to Form SB-2 filed on June 9, 2000
3.07	Second Amendment and Restatement of Articles of Incorporation	Incorporated by reference to Pre-effective Amendment No. 2 of Form SB-2 filed on July 14, 2000
3.08	Second Amended and Restated Bylaws	Incorporated by reference to Pre-effective Amendment No. 2 of Form SB-2 filed on July 14, 2000

4.01	Form of Common Stock Certificate	Incorporated by reference to Form SB-2 filed on April 14, 2000

10.01	Amended and Restated 2000 Stock Option and Incentive Plan	Incorporated by reference to Form SB-2 filed on June 9, 2000

10.08	Promissory Note Repurchase Agreement by and between Steven L. Sunyich and RoomSystems, Inc dated September 1, 1999.	Incorporated by reference to Form SB-2 filed on April 14, 2000

10.1	Equipment Transfer Agreement by and between RoomSystems, Inc., RoomSystems International Corporation, RSi BRE, Inc. and RSG Investments, LLC dated September 28, 1999	Incorporated by reference to Form SB-2 filed on April 14, 2000

10.10A	Exhibits to Equipment Transfer Agreement by and between RoomSystems, Inc., RoomSystems International Corporation, RSi BRE, Inc. and RSG Investments, LLC dated September 28, 1999	Incorporated by reference to Form SB-2 filed on June 9, 2000

10.11	Amendment to Equipment Transfer Agreement by and between RoomSystems, Inc., RoomSystems International Corporation, RSi BRE, Inc. and RSG Investments, LLC dated November 23, 1999	Incorporated by reference to Form SB-2 filed on April 14, 2000

10.13	Loan and Security Agreement by and between RoomSystem Technologies, Inc. and Ash Capital, LLC dated February 15, 2000	Incorporated by reference to Form SB-2 filed on April 14, 2000

10.13A	Exhibits to Loan and Security Agreement by and between RoomSystem Technologies, Inc. and Ash Capital, LLC dated February 15, 2000	Incorporated by reference to Form SB-2 filed on June 9, 2000

10.15	Form of Hotel Revenue-Sharing Lease Agreement	Incorporated by reference to Form SB-2 filed on June 9, 2000

10.16	Form of Noncompetition and Nondisclosure Agreement (Sales)	Incorporated by reference to Form SB-2 filed on April 14, 2000

10.17	Form of Consulting Agreement	Incorporated by reference to Form SB-2 filed on April 14, 2000

10.18	Form of Sales Representation Agreement	Incorporated by reference to Form SB-2 filed on April 14, 2000

10.19	Form of Executive Employment Agreement	Incorporated by reference to Form SB-2 filed on April 14, 2000

10.2	Form of Offshore Loan Subscription Agreement dated as of April 13, 2000	Incorporated by reference to Form SB-2 filed on April 14, 2000

10.21	Form of Secured Subordinated Promissory Note dated as of April 13, 2000	Incorporated by reference to Form SB-2 filed on April 14, 2000

10.22	Form of Installation, Co-Maintenance and Software Licensing and Upgrade Agreement	Incorporated by reference to Form SB-2 filed on June 9, 2000

10.23	Master Business Lease Financing Agreement by and among AMRESCO Leasing Corporation, eRoomSystem SPE, Inc., RoomSystems, Inc. and eRoomSystem Technologies, Inc. dated May 11, 2000	Incorporated by reference to Pre-effective Amendment No. 3 of Form SB-2 filed on July 19, 2000

10.3	Shareholders' Agreement and Proxy by and among Ash Capital, LLC, RoomSystems, Inc. and certain stockholders of RoomSystems, Inc. dated August 17, 1999	Incorporated by reference to Form SB-2 filed on April 14, 2000

10.35
Amended and Restated Master Business Lease Financing Agreement by and among AMRESCO Leasing Corporation, eRoomSystem SPE, Inc., RoomSystems, Inc. and eRoomSystem Technologies, Inc. dated February 23, 2001
Incorporated by reference to Form 10-KSB filed on April 2, 2001

10.38	Stock Purchase Agreement by and between eRoomSystem Technologies, Inc. and Ash Capital, LLC dated November 8, 2002	Incorporated by reference to Form 10-QSB filed on November 14, 2002

10.39	Secured Convertible Promissory Note issued in favor of Ash Capital, LLC dated November 8, 2002.	Incorporated by reference to Form 10-QSB filed on November 14, 2002

10.41
Amendment Agreement between eRoomSystem Technologies, Inc., eRoomSystem Services, Inc., eRoomSystem SPE, Inc., RSi BRE, Inc., AMRESCO Commercial Finance, Inc., AMRESCO Leasing Corporation and Gestetner Group, LLC dated October 1, 2003
Incorporated by reference to Form 10-KSB filed on March 30, 2004

10.43	Warrant to Purchase Shares of Common Stock issued in favor of AMRESCO Commercial Finance, Inc. dated October 1, 2003	Incorporated by reference to Form 10-KSB filed on March 30, 2004

10.44	Warrant to Purchase Shares of Common Stock issued in favor of Ash Capital, LLC dated October 1, 2003	Incorporated by reference to Form 10-KSB filed on March 30, 2004

10.46	Investors Rights Agreement between eRoomSystem Technologies, Inc., Ash Capital, LLC, and certain security holders dated October 1, 2003	Incorporated by reference to Form 10-KSB filed on March 30, 2004

10.47	Termination and Release Agreement between eRoomSystem Technologies, Inc. and David S. Harkness dated October 1, 2003.	Incorporated by reference to Form 10-KSB filed on March 30, 2004

10.48	Termination and Release Agreement between eRoomSystem Technologies, Inc. and Gregory L. Hrncir dated October 1, 2003.	Incorporated by reference to Form 10-KSB filed on March 30, 2004

10.5	Termination and Release Agreement between eRoomSystem Technologies, Inc. and Derek K. Ellis dated October 1, 2003	Incorporated by reference to Form 10-KSB filed on March 30, 2004

10.74	Secured Promissory Note issued in favor of eRoomSystem Technologies, Inc. by Identica Corporation dated May 23, 2005	Incorporated by reference to Form 8-K filed on May 25, 2005

10.75	Security Agreement by and between eRoomSystem Technologies, Inc. and Identica Corporation dated May 23, 2005.	Incorporated by reference to Form 8-K filed on May 25, 2005

10.76	Warrant issued in favor of eRoomSystem Technologies, Inc. by Identica Corporation dated May 23, 2005.	Incorporated by reference to Form 8-K filed on May 25, 2005

10.77	Asset Purchase Agreement between eRoomSystem Technologies, Inc. and Identica Corporation dated September 7, 2005	Incorporated by reference to Form 8-K filed on September 13, 2005

10.78	Professional Services Agreement between eRoomSystem Technologies, Inc. and Identica Corporation dated September 7, 2005	Incorporated by reference to Form 8-K filed on September 13, 2005

10.79	Settlement Agreement by and between eRoomSystem Technologies, Inc. and Hall Communications Inc. dated December 31, 2001.	Incorporated by reference to Form SB-2/A filed on August 30, 2006

10.8	Employment Agreement of David Gestetner dated as of January 1, 2007	Incorporated by reference to Form 10-KSB filed on March 29, 2007

21.01	List of Subsidiaries	Incorporated by reference to Form 10-KSB filed on March 31, 2006

31	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certification Pursuant to 18 U.S.C. Section 1350 as adopted by Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this item is as follows:

Hansen, Barnett & Maxwell, P.C., or HB&M, has served as our independent registered public accounting firm since 2000, and specifically for the fiscal years ended December 31, 2007 and 2006. HB&M was selected by our board of directors as our independent registered public accounting firm for the fiscal year ended December 31, 2007, and by our board of directors and a majority of our common stockholders for the fiscal year ended December 31, 2004.

Our board is responsible for pre-approving all audit and permissible non-audit services provided by HB&M. Our board of directors has concluded that the non-audit services provided by HB&M are compatible with maintaining auditor independence. In 2007, no fees were paid to HB&M pursuant to the "de minimus" exception to the pre-approval policy permitted under the Exchange Act.

Audit Committee's Pre-Approval Policies

The Audit Committee has adopted a policy that all audits, audit-related, tax and any other non-audit service to be performed by the Company's Independent Registered Public Accounting Firm must be pre-approved by the Audit Committee. It is the Company's policy that all such services be pre-approved prior to commencement of the engagement. The Audit Committee is also required to pre-approve the estimated fees for such services, as well as any subsequent changes to the terms of the engagement.

For the fiscal years ended December 31, 2007 and 2006, the fees for services provided by HB&M were as follows:

	2007	2006
Audit fees (1)	$30,000	$38,110
Audit-related fees (2)	-
Tax fees (3)	-	-
All other fees	-	-
	$30,000	$38,110

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

eRoomSystem Technologies, Inc.

By:	/s/ David A. Gestetner
Name:	David A. Gestetner
Title:	President, Chief Executive Officer, Secretary and Chairman of the Board

Date:	March 13, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

President, Chief Executive Officer,
/s/ David A. Gestetner	Secretary and Chairman of the Board	March 13, 2008
David A. Gestetner	(Principal Executive Officer and Principal Financial and Accounting Officer)

/s/ Herbert A. Hardt	Director	March 13, 2008
Herbert A. Hardt

/s/ James C. Savas	Director	March 13, 2008
James C. Savas

/s/ Lawrence K. Wein	Director	March 13, 2008
Lawrence K. Wein