Form 10KSB/A
period 2007-12-31
EROOMSYSTEM TECHNOLOGIES INC
filed 2008-04-30
CIK 1110361

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

Common Stock, $.001 par value 23,973,165 shares outstanding as of February 1, 2008

DOCUMENTS INCORPORATED BY REFERENCE None.
Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

-ii-

EXPLANATORY NOTE

eRoomSystem Technologies, Inc. (the “Company”) is restating its previously issued consolidated financial statements for the years ended December 31, 2007 and 2006, in order to reclassify certain cash balances presented in the Company’s consolidated balance sheets as of December 31, 2007 and 2006. Further information on the reclassification can be found in Note 1, “Basis of Presentation and Significant Accounting Policies” to the accompanying consolidated financial statements.

This Form 10−KSB/A amends and restates only Items 6 and 7 of Part II of the Company’s annual report on Form 10-KSB, as filed with the Securities and Exchange Commission on March 13, 2008 (the “Original Filing”), solely as a result of, and to reflect the reclassification described above, and no other information in the Original Filing is amended hereby. Items 6 and 7 have not been updated to reflect other events occurring after the Original Filing, or to modify or update those disclosures affected by subsequent events, and this Form 10−KSB/A continues to speak as of the filing date of the Original Filing. Accordingly, this Form 10-KSB/A should be read in conjunction with our filings made with the SEC subsequent to the date of the Original Filing. In addition, pursuant to the rules of the SEC, Item 15(b) of Part IV of the Original Filing has been amended to contain currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes−Oxley Act of 2002. The certifications of the Company’s Chief Executive Officer and Chief Financial Officer are attached to this Form 10−KSB/A as Exhibits 31.1, 31.2, and 32.1.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

As used in this Annual Report on Form 10-KSB/A (this “Report”), references to the “Company,” the “Registrant,” “we,” “our” or “us” refer to eRoomSystem Technologies, Inc., and includes our subsidiaries, unless the context otherwise indicates.

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

Liquidity and Capital Resources

At December 31, 2007, we had $355,970 of cash and working capital of $2,416,398, as compared to $80,638 of cash and working capital of $1,599,398 at December 31, 2006. In addition, our stockholders' equity was $3,029,941 at December 31, 2007 as compared to $2,664,563 at December 31, 2006, an increase of $365,378. The increase in cash, working capital and stockholders' equity reflects the continued decrease in cash used in our operations and reduction in fixed overhead expenses.

The deteriorating credit quality of assets linked to the sub-prime mortgage market, caused by a decline in general mortgage credit standards, has led to a lack of liquidity and downgrades to certain mortgage backed securities and other securities in the financial marketplace. This, in turn, has contributed to a broad-based liquidity shortfall in the financial system. The subsequent increase in risk aversion has contributed to a decline in credit availability in the financial and capital markets. A continuation of these credit and liquidity issues may result in reduced liquidity and impairment write-downs on some of our asset holdings. The Company’s holdings include $1,575,000 of auction rate preferred securities as of April 29, 2008 that are affected by and are at most risk for possible future reduced liquidity and impairment write-downs.

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

Net cash used by investing activities for the year ended December 31, 2007 was $489,938, as compared to net cash used during the year ended December 31, 2006 of $1,209,753. The change resulted primarily from the purchase of marketable securities in 2006.

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

Lack of Liquidity in the Auction Markets may seriously affect our ability to finance ourselves

At December 31, 2007, the Company’s had $1,998,002 invested in outstanding auction rate preferred securities (“ARPS”). ARPS are perpetual securities with dividend rates that are reset periodically—often weekly or monthly—when buyers and sellers come together at an auction. There is currently an imbalance between the number of buyers and sellers in the ARPS market that has resulted in a number of “failed auctions.” This has created a lack of liquidity for ARPS investors. Although, we have already liquidated and are continuing to liquidate our securities at an accelerated rate, we cannot predict when the capital markets will come back into balance to achieve successful auctions for the rest of these securities. There is no assurance that market conditions will change, which may require us to liquidate the ARPS at a discount.

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

Based upon our existing cash and cash equivalents on hand, which was $355,970 as of December 31, 2007, we will likely require additional capital to successfully implement our diversification strategy. Funding may take the form of common stock, preferred stock or convertible debt. The issuance of additional equity or convertible debt securities will have the effect of reducing the percentage ownership of our current stockholders. In addition, such equity or convertible debt securities may have additional rights, preferences or privileges to those of our common stock, such as registration rights. There are no assurances that funding will be available to us on favorable terms, if at all.

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

As discussed in Note 1, the accompanying consolidated financial statements have been restated for the effect of reclassifying certain cash balances to marketable securities available for sale as of December 31, 2007 and 2006.

HANSEN, BARNETT & MAXWELL, P.C.

Salt Lake City, Utah
February 26, 2008, except for Note 1 regarding the restatement of financial statements for which the date is April 28, 2008

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$355,970	$80,638
Marketable securities available for sale	1,998,002	1,400,082
Accounts receivable, net of allowance for doubtful accounts of $32,399 and $49,520
at December 31, 2007 and 2006, respectively	182,416	280,608
Notes receivable	-	17,534
Prepaid expenses	10,831	1,797
Total Current Assets	2,547,219	1,780,659
REFRESHMENT CENTERS IN SERVICE, net of accumulated depreciation of
$2,406,453 and $2,512,447 at December 31, 2007 and 2006, respectively . .	434,609	840,991
PROPERTY AND EQUIPMENT
Computer and office equipment, net of accumulated depreciation of
$6,657 and $4,147, at December 31, 2007 and 2006, respectively	3,261	5,183
INVESTMENT IN MARKETABLE SECURITIES	14,075	64,075
NOTE RECEIVABLE, net of unamortized discount of $0 and $896 at December 31, 2007 and
December 31, 2006, respectively	159,166	149,103
DEPOSITS	2,432	5,813
Total Assets	$3,160,762	$2,845,824

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$49,070	$57,512
Accrued liabilities	71,289	99,634
Customer deposits	-	11,758
Deferred maintenance revenue	10,462	12,357
Total Current Liabilities	130,821	181,261
Total Liabilities	130,821	181,261
COMMITMENTS AND CONTINGENCIES	-	-
STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none outstanding	-	-
Common stock, $0.001 par value; 50,000,000 shares authorized; 23,973,165 shares and 23,898,165 shares outstanding at December 31, 2007
and December 31, 2006, respectively	23,973	23,898
Additional paid-in capital	33,792,010	33,751,605
Warrants and options outstanding	346,585	373,908
Accumulated deficit	(31,082,627)	(31,484,848)
Accumulated other comprehensive loss	(50,000)	-
Total Stockholders' Equity	3,029,941	2,664,563

Total Liabilities and Stockholders' Equity	$3,160,762	$2,845,824

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
CONSOLIDATED STATEMENTS OF CASH FLOWS (RESTATED)

	For the years ended December 31,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$402,221	$162,083
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	384,742	452,101
Gain on forgiveness of debt and liabilities	(8,500)	-
Gain on sale of refreshment centers	(63,164)	(1,479)
Interest income from shareholder receivable	-	(813)
Interest income from other receivable	(9,507)	(3,309)
Accretion of debt discount	-	58,174
Amortization of discount on note receivable	(897)	(1,956)
Non-cash compensation expense	13,157	33,563
Changes in operating assets and liabilities:
Accounts receivable	86,434	(17,216)
Prepaid expenses	(9,034)	9,722
Accounts payable	58	675
Accrued liabilities	(28,345)	(10,144)
Customer deposits and deferred maintenance revenue	(1,895)	1,725
Net Cash Provided By Operating Activities	765,270	683,126

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	-	(4,664)
Proceeds from sale of refreshment centers	86,726	68,500
Purchase of investment and note receivable	-	(50,000)
Purchases of marketable securities available for sale	(1,176,010)	(1,400,082)
Sale of marketable securities available for sale	578,090	-
Proceeds from note receivable	17,875	97,006
Change in long term deposits and restricted funds	3,381	79,487
Net Cash Used by Investing Activities	(489,938)	(1,209,753)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term debt	-	(709,250)
Net Cash Used in Financing Activities	-	(709,250)

Net Increase in Cash	275,332	(1,235,877)
Cash at Beginning of Period	80,638	1,316,515

Cash at End of Period	$355,970	$80,638

Supplemental Cash Flows Information
Cash paid for interest	$-	$35,291
Supplemental Disclosure of Noncash Investing and Financing Activities
Shares of common stock cancelled in settlement of notes receivable	$-	$78,813
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

Up until the year ended December 31, 2004, the Company had suffered recurring losses. During the years ended December 31, 2007 and 2006, the Company realized net income of $402,221and $162,083, respectively. During the years ended December 31, 2007 and 2006, the Company's operations provided $765,270 and $683,126 of cash, respectively. The Company had cash of $355,970 as of December 31, 2007. At December 31, 2007, the Company had working capital of $2,416,398. Although the Company realized a profit in 2007 as well as in 2006, the Company is anticipating decreasing revenue as the Company's existing hotel revenue-sharing and maintenance contracts conclude over the next couple of years. This raises substantial doubt about the Company's ability to continue as a going concern. Realization of continued profitable operations is not assured. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern. Management would like to acquire an existing operating company to enable the Company to grow and is continuously performing due diligence on third party companies for this purpose. The Company has also been performing research in order to invest in privately-held or publicly traded emerging growth stage companies.

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of eRoomSystem Technologies, Inc. and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

Restatement - The following changes were made to the Consolidated Balance Sheets (Restated): Auction Rate Securities in the amounts of $1,998,002 for the year ended December 31, 2007 and $1,400,082 for the year ended December 31, 2006 were reclassified from cash and cash equivalents to marketable securities available for sale. This left $355,970 as cash at December 31, 2007 and $80,638 at December 31, 2006. This change is reflected on the Consolidated Statements of Cash Flows (Restated), which shows purchases of securities in the amounts of $1,176,010 and $1,400,082 for the years ended December 31, 2007 and 2006 respectively and sales of securities in the amounts of $578,090 and $0 for the years ended December 31, 2007 and 2006 respectively included in the investing section of the statement.

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

Cash and Cash Equivalents include highly liquid debt investments with original maturities of three months or less, readily convertible to known amounts of cash. The Company had no restricted cash, as of December 31, 2007 and 2006, respectively.

The carrying amounts reported in the accompanying consolidated financial statements for cash, available for sale securities, accounts receivable, notes receivable and accounts payable approximate fair values because of the immediate or short-term maturities of these financial instruments. The Company's long term note receivable is carried at principal plus accrued interest.

Marketable securities available for sale include securities that can be sold at any time based upon needs or market conditions. Available for sale securities are accounted for at fair value, with unrealized gains and losses on these securities, net of income tax provisions, reflected in stockholders’ equity as accumulated other comprehensive income. At December 31, 2007, the Company had $1,998,002 invested in auction rate preferred securities (“ARPS”).

ARPS are notes that provide for an interest rate reset through a “dutch auction” process in periods spanning from 7 to 35 days. The underlying bonds have long-term maturities, but because of the auction process have heretofore been viewed as very liquid, short-term investments. The auction process resets the interest rate on the securities to current market rates, and provides a vehicle for investors to or sell the securities in what has historically been a very liquid environment. All of the Company’s ARPS are currently rated AAA/Aaa by Standard & Poors, Moody’s or Fitch ratings services, and are collateralized.

In February 2008, a number of ARPS auctions failed to generate enough demand to successfully reset interest rates. In these circumstances, the securities generally require the issuer to pay a maximum interest rate until the next auction is held. The Company’s ARPS holdings are among those ARPS that had failed auctions, and until the next successful auction the Company is earning a maximum interest rate on each security.

The Company is monitoring the ARPS market closely. Because of the unprecedented events in the ARPS market, the Company cannot predict when liquidity in the ARPS market will return. Although the Company believes its securities continue to represent good investments due to the AAA/Aaa credit ratings of the underlying investments, the Company may be forced to sell some of its ARPS portfolio under distressed, illiquid market conditions, which would result in the Company recognizing a loss on such sales. In addition the Company may reclassify all or a portion of its ARPS portfolio as long-term investments, and the Company may record an impairment charge in future periods if the Company determines that the decline in value of its ARS portfolio is other-than-temporary or will not recover before the investment is sold.

The Company classifies investments in ARPS as short-term investments on the Company’s consolidated balance sheets. The Company believes that the securities were stated at fair value as of December 31, 2007 based on the existence of subsequent successful auctions in 2008. The Company has already liquidated $750,000 of its auction rate securities and additional redemptions are scheduled to take place.

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

NOTE 3 - INVESTMENTS

The Company had investments of $1,998,002 and $1,400,082 in Auction Rate Preferred Securities as of December 31, 2007 and 2006 respectively that are classified as marketable securities available for sale.

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

At December 31, 2007, the Company had cash in excess of federally insured limits of $297,345.

At December 31, 2007, the Company had $1,998,002 invested in “Auction Rate Preferred Securities” which are rated AAA by Standard & Poor’s. The auctions related to these securities have been having some liquidity issues and therefore the securities may not be redeemable in the short term. The Company believes that its current holdings of Auction Rate Preferred Securities will not result in any material write down of value of these securities.

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

eRoomSystem Technologies, Inc.

By:	/s/ David A. Gestetner
Name:	David A. Gestetner
Title:	President, Chief Executive Officer, Secretary and Chairman of the Board

Date:	April 29, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

President, Chief Executive Officer,
/s/ David A. Gestetner	Secretary and Chairman of the Board	April 29, 2008
David A. Gestetner	(Principal Executive Officer and Principal Financial and Accounting Officer)

/s/ Herbert A. Hardt	Director	April 29, 2008
Herbert A. Hardt

/s/ James C. Savas	Director	April 29, 2008
James C. Savas

/s/ Lawrence K. Wein	Director	April 29, 2008
Lawrence K. Wein