Form 10-Q
period 2008-03-31
EROOMSYSTEM TECHNOLOGIES INC
filed 2008-05-14
CIK 1110361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2008

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
YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☒

The number of shares outstanding of the issuer’s common stock as of May 9, 2008 was 23,973,165 shares of common stock.

Transitional Small Business Disclosure Format (check one): YES ☐ NO ☒

FORM 10-Q

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2008	December 31, 2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$878,294	$355,970
Marketable securities available for sale	1,600,000	1,998,002
Accounts receivable, net of allowance for doubtful accounts of $34,097 and $32,399 at March 31, 2008 and December 31, 2007, respectively	196,416	182,416
Prepaid expenses	18,105	10,831
Total Current Assets	2,692,815	2,547,219
REFRESHMENT CENTERS IN SERVICE, net of accumulated depreciation of $2,056,372 and $2,406,453 at March 31, 2008 and December 31, 2007, respectively	338,130	434,609
PROPERTY AND EQUIPMENT
Computer equipment and office equipment, net of accumulated depreciation of $7,202 and $6,657, at March 31, 2008 and December 31, 2007, respectively	3,525	3,261
INVESTMENT IN MARKETABLE SECURITIES	14,075	14,075
NOTE RECEIVABLE	162,916	159,166
DEPOSITS	3,382	2,432
Total Assets	$3,214,843	$3,160,762

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$73,115	$49,070
Accrued liabilities	41,049	71,289
Deferred maintenance revenue	66,213	10,462
Total Current Liabilities	180,377	130,821
Total Liabilities	180,377	130,821
COMMITMENTS AND CONTINGENCIES	-	-
STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none outstanding	-	-
Common stock, $0.001 par value; 50,000,000 shares authorized; 23,973,165 and 23,973,165 shares outstanding at March 31, 2008 and December 31, 2007, respectively	23,973	23,973
Additional paid-in capital	33,796,790	33,792,010
Warrants and options outstanding	341,805	346,585
Accumulated deficit	(31,078,102)	(31,082,627)
Accumulated other comprehensive loss	(50,000)	(50,000)
Total Stockholders' Equity	3,034,466	3,029,941

Total Liabilities and Stockholders' Equity	$3,214,843	$3,160,762

See accompanying notes to unaudited condensed consolidated financial statements

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

For the Three Months Ended March 31,	2008	2007

REVENUE
Revenue-sharing arrangements	$187,481	$219,972
Maintenance fees	55,305	66,179
Product sales	16,448	3,750
Total Revenue	259,234	289,901
COST OF REVENUE
Revenue-sharing arrangements	85,601	107,747
Maintenance	20,007	13,564
Product sales	12,140	1,584
Total Cost of Revenue	117,748	122,895
GROSS MARGIN	141,486	167,006

OPERATING EXPENSES
Selling, general and administrative expense	143,435	107,118
Research and development expense	27,216	-
Interest and other income	(33,690)	(20,341)
Net Operating Expenses	136,961	86,777
Income from Operations	4,525	80,229
Gain on forgiveness of liabilities and debt	-	8,500
Net Income	$4,525	$88,729
Basic Earnings Per Common Share	$0.00	$0.00
Diluted Earnings Per Common Share	$0.00	$0.00

See accompanying notes to unaudited condensed consolidated financial statements

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Three Months Ended March 31,	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,525	$88,729
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	86,146	108,454
Gain on forgiveness of debt and liabilities	-	(8,500)
Gain on sale of refreshment centers	10,878	-
Interest income from other receivable	(3,750)	(279)
Amortization of discount on note receivable	-	(489)
Changes in operating assets and liabilities:
Accounts receivable	(14,000)	42,843
Prepaid expenses	(7,274)	(2,741)
Accounts payable	24,045	(11,492)
Accrued liabilities	(30,240)	(53,381)
Customer deposits and deferred maintenance revenue	55,751	(580)
Net Cash Provided By Operating Activities	126,081	162,564
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(809)	-
Purchase of investment	(926,998)	(425,000)
Sale of investments	1,325,000	250,000
Proceeds from note receivable	-	11,089
Change in long term deposits and restricted funds	(950)	4,431
Net Cash Provided by (Used in) Investing Activities	396,243	(159,480)
CASH FLOWS FROM FINANCING ACTIVITIES
Net Cash Used in Financing Activities	-	-
Net Increase in Cash	522,324	3,084
Cash at Beginning of Period	355,970	80,638

Cash at End of Period	$878,294	$83,722

Supplemental Cash Flows Information
Cash paid for interest	$-	$-

See accompanying notes to unaudited condensed consolidated financial statements

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Condensed Financial Statements - The accompanying unaudited condensed consolidated financial statements include the accounts of eRoomSystem Technologies, Inc. and its subsidiaries (the "Company"). These financial statements are condensed and, therefore, do not include all disclosures normally required by generally accepted accounting principles. These statements should be read in conjunction with the Company's audited financial statements for the fiscal year ended December 31, 2007 included in the Company's Annual Report on Form 10-KSB/A. In particular, the Company's organization, nature of operations and significant accounting principles were presented in Note 1 to the consolidated financial statements in that annual report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying unaudited condensed consolidated financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying unaudited condensed consolidated financial statements for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2008.

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

The following table is a reconciliation of the numerators and denominators used in the calculation of basic and diluted weighted-average common shares outstanding for the three months ended March 31, 2008 and 2007:

For the Three Months Ended March 31,	2008	2007
Basic net income	$4,525	$88,729
Diluted net income	$4,525	$88,729
Basic weighted-average common shares outstanding	23,973,165	23,898,165
Effect of dilutive securities
Stock options and warrants	316,271	168,861
Diluted weighted-average common shares outstanding	24,289,436	24,067,026
Basic earnings per share	$0.00	$0.00
Diluted earnings per share	$0.00	$0.00

At March 31, 2008 and 2007, there were potential common stock equivalents from options and warrants of 2,828,350 and 3,098,760, respectively, which were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

NOTE 2 - BUSINESS CONDITION

During the year ended December 31, 2007 and the three months ended March 31, 2008, the Company realized a net gain of $402,221 and $4,525, respectively. During the year ended December 31, 2007 and the three months ended March 31, 2008, the Company's operations provided $765,270 and $126,081 of cash, respectively. The Company had a cash balance of $878,294 as of March 31, 2008. Up until the year ended December 31, 2004, the Company suffered recurring losses. Although the Company realized net income in the past four years, the Company is anticipating decreasing revenue as the Company’s existing hotel revenue-sharing and maintenance contracts conclude over the next couple of years. Realization of continued profitable operations is not assured. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern. Management would like to acquire an existing operating company to enable the Company to increase revenues and long-term viability, and is continuously performing due diligence on third party companies for this purpose. The Company has also been performing research regarding potential further investments in either privately-held or publicly traded emerging growth stage companies.

NOTE 3 - NET INVESTMENT IN SALES-TYPE LEASE

During June 2004, the Company entered into an agreement with a hotel property owner that amended a previous revenue sharing lease agreement that had previously been non-performing. Under the terms of that agreement, the Company recovered a receivable that had been written off in the previous year.

The new lease agreement terminates on December 31, 2008 at which time the hotel property owner takes ownership of the refreshment centers. The property is to make monthly payments of $7,200. The new lease agreement has been classified as a sales-type capital lease. Because the property has a history of non-performance and is still under the supervision of a bankruptcy court, the net investment in the capital lease has been fully allowed against. The following lists the components of the net investment in the sales-type lease as of March 31, 2008:

Total minimum lease payments to be received	$64,800

Less: Allowance for uncollectibles	(54,497)

Net minimum lease payments receivable	10,303

Less: Unearned income	(10,303)

Net investment in sales-type lease	$-

The Company recorded revenue sharing and maintenance fee revenue, relating to this property, in the amount of $21,600 for the three months ended March 31, 2008.

Minimum lease payments for the nine months ending December 31, 2008, the end of the lease term, is $64,800.

NOTE 4 - STOCKHOLDERS’ EQUITY

During the three months ended March 31, 2008, options to purchase 25,000 shares of common stock expired. The Company recognized the value of these options in the amount of $3,526 as additional paid in capital.

Item 2. Management's Discussion and Analysis or Plan of Operation.

As used in this Form 10-Q, references to the "Company," "we," “our” or "us" refer to eRoomSystem Technologies, Inc., unless the context otherwise indicates.

This Management’s Discussion and Analysis or Plan of Operations (“MD&A”) section of our Quarterly Report on Form 10-Q discusses our results of operations, liquidity and financial condition, and certain factors that may affect our future results. You should read this MD&A in conjunction with our consolidated financial statements and accompanying notes included in this Quarterly Report.

Forward-Looking Statements

This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors discussed elsewhere in this report.

Certain information included herein contains statements that may be considered forward-looking statements, such as statements relating to our anticipated revenues, gross margin and operating results, future performance and operations, plans for future expansion, capital spending, sources of liquidity and financing sources. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future, and accordingly, such results may differ from those expressed in any forward-looking statements made herein. These risks and uncertainties include, but are not limited to, those relating to our liquidity requirements, the continued growth of the lodging industry, the success of our product-development, marketing and sales activities, vigorous competition in the lodging industry, dependence on existing management, leverage and debt service (including sensitivity to fluctuations in interest rates), domestic or global economic conditions, the inherent uncertainty and costs of prolonged arbitration or litigation, and changes in federal or state tax laws or the administration of such laws. A complete discussion of these risks and uncertainties are contained in our Annual Report on Form 10-KSB/A, as filed with the Securities and Exchange Commission on April 30, 2008.

Overview

Our core business is the development and installation of an intelligent, in-room computer platform and communications network, or the eRoomSystem, for the lodging industry. The eRoomSystem is a computerized platform and processor-based system designed to collect and control data. The eRoomSystem supports our fully automated and interactive eRoomServ refreshment centers, eRoomSafes, eRoomEnergy products, and the eRoomTray. In 2005, we commenced our diversification strategy of investing in third party emerging growth companies. To this end, we have an investment totaling $10,000 in Identica Holdings Corporation (“Identica”). In addition, we have loaned Identica $150,000 in cash. The loan is secured by a security interest in all the assets of Identica and is evidenced by a promissory note. Although the loan was to be paid back in June 2008, we extended the due date to December 20, 2008. In consideration for making the loan, Identica issued to us a warrant to purchase one million (1,000,000) shares of common stock of Identica, exercisable at $0.15 per share at any time through May 20, 2010. We may make additional investments in promising emerging growth companies, and potentially acquire an operating company if the opportunity arises.

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

Description of Revenues

Historically, we have received most of our revenues from the sale or placement under a revenue-sharing program of our products in hotels. We expect that these revenues will account for a substantial majority of our revenues for the foreseeable future. In addition, we may receive revenues in the future upon the sale of securities received in consideration for our investment made in a third party company in 2005; however, the return on such investment is not assured.

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

Our revenues over the past years have been declining as we have focused on service and maintenance of our existing installed products and have not installed new products at hotels and as existing revenue sharing agreements conclude. Given the foregoing, in 2005 we commenced our diversification strategy to invest in emerging growth companies. To this end, we invested in Identica Holdings Corporation, a privately held distributor and integrator of next-generation biometric security solutions, including the TechSphere hand vascular pattern biometric technology. We continue to explore opportunities and perform due diligence on third parties with respect to additional potential investments. At this time, we have not reached a definitive agreement to make further investments. In addition, we may acquire an operating company in the future if the opportunity arises. Over time, we may realize revenues from the sale of securities purchased from Identica, and other third party companies, if applicable. The timing and return on such investments, however, cannot be assured.

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

Research and development expenses consist of payroll and related costs for hardware and software engineers, quality assurance specialists, management personnel, and the costs of materials used by our consultants in the maintenance of our existing installed products as well as research and development for new products. Our research and development expenses in the three months ended March 31, 2008 were $27,216.

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

Results of Operations

Comparison of Three Months Ended March 31, 2008 and 2007

Revenues

Revenue Sharing Arrangements — Our revenue from revenue sharing arrangements was $187,481 for the three months ended March 31, 2008, compared to $219,972 for the three months ended March 31, 2007, representing a decrease of $32,491, or 14.8%. The decrease in revenue sharing revenue was due to the completion of a number of revenue sharing contracts in 2007.

Maintenance Fee Revenues — Maintenance fee revenues were $55,305 for the three months ended March 31, 2008, compared to $66,179 for the three months ended March 31, 2007, representing a decrease of $10,874, or 16.4%. The decrease in maintenance fee revenue was due to the completion of a number of revenue sharing and maintenance contracts in 2007.

Product Sales — Revenue from product sales was $16,448 for the three months ended March 31, 2008, compared to $3,750 for the three months ended March 31, 2007, representing an increase of $12,698, or 338.6%. The increase in product sales revenues was primarily due to the sale of refreshment centers to hotels at the completion of their revenue share contracts in the three months ended March 31, 2008.

Cost of Revenue

Cost of Revenue Sharing Revenue — Cost of revenue sharing revenue was $85,601 for the three months ended March 31, 2008, compared to $107,747 for the three months ended March 31, 2007 representing a decrease of $22,146 or 20.6%. The gross margin percentage on revenue sharing revenue was 54.3% for the three months ended March 31, 2008, compared to 51% for the three months ended March 31, 2007. The increase in gross margin relating to revenue sharing revenue is due to the completion of some revenue sharing contracts in 2007.

Cost of Maintenance Fee Revenue — Our cost of maintenance fee revenue was $20,007 for the three months ended March 31, 2008, compared to $13,564 for the three months ended March 31, 2007, representing an increase of $6,443, or 47.5%. The gross margin percentage on maintenance fee revenues was 63.8% for the three months ended March 31, 2008, compared to 79.5% for the three months ended March 31, 2007. The increase in our cost of maintenance fee revenue was due to the aging of the equipment being serviced.

Cost of Product Sales Revenue — Our cost of product sales revenue for the three months ended March 31, 2008 was $12,140, compared to $1,584 for the three months ended March 31, 2007, an increase of $10,556, or 666.4%. The gross margin percentage on revenue from product sales revenue was 26.2% for the three months ended March 31, 2008, compared to 57.8% for the three months ended March 31, 2007. The significant increase in cost of product sales revenue relates to the remaining basis of the refreshment centers sold in the three months ended March 31, 2008.

The changes and percent changes with respect to our revenues and our cost of revenue for the three months ended March 31, 2008 and 2007 are summarized as follows:

	For the Three Months
	Ended March 31,
	2008	2007	Change	Percent Change
REVENUE
Revenue-sharing arrangements	$187,481	$219,972	$(32,491)	-14.8%
Maintenance fees	55,305	66,179	(10,874)	-16.4%
Product sales	16,448	3,750	12,698	338.6%
Total Revenue	259,234	289,901	(30,667)	-10.6%

COST OF REVENUE
Revenue-sharing arrangements	85,601	107,747	(22,146)	-20.6%
Maintenance	20,007	13,564	6,443	47.5%
Product sales	12,140	1,584	10,556	666.4%
Total Cost of Revenue	$117,748	$122,895	$(5,147)	-4.2%

GROSS MARGIN PERCENTAGE
Revenue-sharing arrangements	54.3%	51.0%
Maintenance	63.8%	79.5%
Product sales	26.2%	57.8%
Total Gross Margin Percentage	54.6%	57.6%

Although the preceding table summarizes the net changes and percent changes with respect to our revenues and our cost of revenue for the three months ended March 31, 2008 and 2007, the trends contained therein are limited and should not be viewed as a definitive indication of our future results.

Operating Expenses

Selling, General and Administrative — Selling, general and administrative expenses, including non-cash compensation expense, were $143,435 for the three months ended March 31, 2008, compared to $107,118 for the three months ended March 31, 2007, representing an increase of $36,317, or 33.9%. The increase in our selling, general and administrative expenses for the three months ended March 31, 2008 to the three months ended March 31, 2007 reflects the write-off of an uncollectible account.

Research and Development—Research and development expenses were $27,216 for the three months ended March 31, 2008, compared to $0 for the three months ended March 31, 2007 representing an increase of $27,216. The increase in our research and development expenses for the three months ended March 31, 2007 reflects new product development in 2008.

Interest and other income was $33,690 for the three months ended March 31, 2008 as compared to $20,341 for the three months ended March 31, 2007 representing an increase of $13,349, or 65.6%. The increase was due to the interest earned on our increasing balance of cash and investments in marketable securities.

Net Income Attributable to Common Stockholders

We realized net income of $4,525 for the three months ended March 31, 2008, compared to $88,729 during the three months ended March 31, 2007. The $84,204 decrease in net income was primarily due to the significant increase in our selling, general and administrative costs and research and development costs. We may incur losses in the future as existing revenue sharing agreements with our hotel clients expire.

Liquidity and Capital Resources

At March 31, 2008, our principal sources of liquidity consisted of $878,294 of cash and working capital of $2,512,438, as compared to $355,970 of cash and working capital of $2,416,398 at December 31, 2007. In addition, our stockholders' equity was $3,034,466 at March 31, 2008, compared to stockholders' equity of $3,029,941 at December 31, 2007, an increase of $4,525. The increase in cash reflects the increase in working capital, decrease in investments and increase in stockholders' equity.

At March 31, 2008, the Company’s had $1,600,000 invested in outstanding auction rate preferred securities (“ARPS”). ARPS are perpetual securities with dividend rates that are reset periodically—often weekly or monthly—when buyers and sellers come together at an auction. There is currently an imbalance between the number of buyers and sellers in the ARPS market that has resulted in a number of “failed auctions.” This has created a lack of liquidity for ARPS investors. However, as we have already liquidated $950,000 of these securities after the auctions failed and are continuing to liquidate our securities at an accelerated rate, we do not believe this will have a negative affect on our cash flows.

Our accumulated deficit decreased from $31,082,627 at December 31, 2007 to $31,078,102 at March 31, 2008. The $4,525 decrease in accumulated deficit resulted directly from the net income realized for the three months ended March 31, 2008. Our accumulated deficit may increase in the future as existing revenue sharing agreements with our hotel clients expire.

Our operations provided net cash of $126,081 for the three months ended March 31, 2008, compared to $162,564 during the three months ended March 31, 2007. The $36,483 decrease in net cash provided by our operating activities resulted primarily from the decrease in net income during the three months ended March 31, 2008.

Investing activities for the three months ended March 31, 2008 provided net cash of $396,243, compared to $159,480 of net cash used during the three months ended March 31, 2007. The change consisted primarily of an increase in the sale of investment securities.

There were no financing activities in the three months ended March 31, 2008 and 2007.

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

Contractual Cash Obligations and Commercial Commitments

There were no significant contractual cash obligations or commercial commitments either on or off balance sheet as of March 31, 2008

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Smaller reporting companies are not required to provide the information required by Item 305.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our principal executive and financial officer has reviewed the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) within the end of the period covered by this Quarterly Report on Form 10-Q and has concluded that the disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by our principal executive and financial officer.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting (as such item is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the most fiscal quarter (the three months ended March 31, 2008), that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes to the risks to our business described in our Annual Report on Form 10-KSB/A for the year ended December 31, 2007 filed with the SEC on April 30, 2008.

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

 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

eRoomSystem Technologies, Inc.
(Registrant)

Date: May 14, 2008

	By:	/s/ David A. Gestetner
	Name:	David A. Gestetner
	Title:	President, Chief Executive Officer, Secretary,
and Chairman of the Board
(Principal Executive, Financial,
and Accounting Officer)