Form 10-Q
period 2008-06-30
EROOMSYSTEM TECHNOLOGIES INC
filed 2008-08-04
CIK 1110361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2008

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
YES ☐ NO ☒

The number of shares outstanding of the issuer’s common stock as of August 1, 2008 was 24,048,165 shares of common stock.
Transitional Small Business Disclosure Format (check one): YES ☐ NO ☒

-i-

FORM 10-Q

-ii-

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.
eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
	2008	2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,059,754	$355,970
Marketable securities available for sale	550,000	1,998,002
Accounts receivable, net of allowance for doubtful accounts of $30,997 and
$32,399 at June 30, 2008 and December 31, 2007, respectively	175,651	182,416
Prepaid expenses	11,311	10,831
Total Current Assets	2,796,716	2,547,219
REFRESHMENT CENTERS IN SERVICE, net of accumulated depreciation of
$1,366,442 and $2,406,453 at June 30, 2008 and December 31, 2007, respectively	194,258	434,609
PROPERTY AND EQUIPMENT
Computer equipment and office equipment, net of accumulated depreciation of $7,787 and $6,657, at June 30, 2008 and December 31, 2007, respectively	3,163	3,261
INVESTMENT IN MARKETABLE SECURITIES	14,075	14,075
NOTE RECEIVABLE	166,712	159,166
DEPOSITS	2,250	2,432
Total Assets	$3,177,174	$3,160,762

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$43,224	$49,070
Accrued liabilities	47,854	71,289
Deferred maintenance revenue	12,939	10,462
Total Current Liabilities	104,017	130,821
Total Liabilities	104,017	130,821
COMMITMENTS AND CONTINGENCIES	-	-
STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none outstanding	-	-
Common stock, $0.001 par value; 50,000,000 shares authorized; 24,048,165 and
23,973,165 shares outstanding at June 30, 2008 and December 31, 2007, respectively	24,048	23,973
Additional paid-in capital	33,814,715	33,792,010
Warrants and options outstanding	341,805	346,585
Accumulated deficit	(31,057,411)	(31,082,627)
Accumulated other comprehensive loss	(50,000)	(50,000)
Total Stockholders' Equity	3,073,157	3,029,941

Total Liabilities and Stockholders' Equity	$3,177,174	$3,160,762

See accompanying notes to unaudited condensed consolidated financial statements

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007

REVENUE
Revenue-sharing arrangements	$148,324	$215,695	$335,805	$435,667
Maintenance fees	56,193	67,070	111,498	133,249
Product sales	79,920	56,947	96,368	60,697
Total Revenue	284,437	339,712	543,671	629,613
COST OF REVENUE
Revenue-sharing arrangements	65,162	102,218	150,763	209,965
Loss on impairment of refreshment centers	64,835	-	64,835	-
Maintenance	25,502	16,278	45,509	29,842
Product sales	13,958	15,326	26,098	16,910
Total Cost of Revenue	169,457	133,822	287,205	256,717
GROSS MARGIN	114,980	205,890	256,466	372,896

OPERATING EXPENSES
Selling, general and administrative expense, including non-cash compensation of $18,000, $11,250, $18,000 and $11,250, respectively	110,532	106,840	253,967	213,958
Research and development expense	10,112	-	37,328	-
Interest and other income	(26,355)	(25,078)	(60,045)	(45,419)
Net Operating Expenses	94,289	81,762	231,250	168,539
Income from Operations	20,691	124,128	25,216	204,357
Gain on forgiveness of liabilities and debt	-	-	-	8,500
Net Income	$20,691	$124,128	$25,216	$212,857
Basic Earnings Per Common Share	$0.00	$0.01	$0.00	$0.01
Diluted Earnings Per Common Share	$0.00	$0.01	$0.00	$0.01

See accompanying notes to unaudited condensed consolidated financial statements

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Six Months Ended June 30	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$25,216	$212,857
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	151,893	211,337
Gain on forgiveness of debt and liabilities	-	(8,500)
Gain on sale of refreshment centers	(71,615)	13,843
Loss on impairment of refreshment centers	64,835	-
Interest income from other receivable	(7,546)	(1,994)
Amortization of discount on note receivable	-	(897)
Non-cash compensation expense ..	18,000	11,250
Changes in operating assets and liabilities:
Accounts receivable	37,185	(5,668)
Prepaid expenses	(480)	(1,292)
Accounts payable	(5,846)	(12,456)
Accrued liabilities	(23,435)	(47,289)
Customer deposits and deferred maintenance revenue.	2,477	647
Net Cash Provided By Operating Activities	190,684	371,838
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(1,032)	-
Proceeds from sale of refreshment centers	65,948	-
Purchase of investment	(926,998)	-
Sale of investment	2,375,000	-
Proceeds from note receivable	-	22,344
Change in long term deposits and restricted funds	182	4,431
Net Cash Provided by Investing Activities	1,513,100	26,775
CASH FLOWS FROM FINANCING ACTIVITIES
Net Cash Used in Financing Activities	-	-

Net Increase in Cash	1,703,784	398,613
Cash at Beginning of Period	355,970	1,480,720

Cash at End of Period	$2,059,754	$1,879,333

Supplemental Cash Flows Information
Cash paid for interest	$-	$-

See accompanying notes to unaudited condensed consolidated financial statements

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Condensed Financial Statements - The accompanying unaudited condensed consolidated financial statements include the accounts of eRoomSystem Technologies, Inc. and its subsidiaries (the "Company"). These financial statements are condensed and, therefore, do not include all disclosures normally required by generally accepted accounting principles. These statements should be read in conjunction with the Company's audited financial statements for the fiscal year ended December 31, 2007 included in the Company's Annual Report on Form 10-KSB/A. In particular, the Company's organization, nature of operations and significant accounting principles were presented in Note 1 to the consolidated financial statements in that annual report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying unaudited condensed consolidated financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying unaudited condensed consolidated financial statements for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2008.

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

The following table is a reconciliation of the numerators and denominators used in the calculation of basic and diluted weighted-average common shares outstanding for the three and six months ended June 30, 2008 and 2007:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2008	2007	2008	2007
Basic net income	$20,691	$124,128	$25,216	$212,857
Diluted net income	$20,691	$124,128	$25,216	$212,857

Basic weighted-average common shares outstanding	24,002,011	23,948,440	23,987,668	23,923,441
Effect of dilutive securities
Stock options and warrants	366,426	126,923	351,410	126,923

Diluted weighted-average common shares outstanding	24,368,437	24,075,363	24,339,078	24,050,364
Basic earnings per share	$0.00	$0.01	$0.00	$0.01
Diluted earnings per share	$0.00	$0.01	$0.00	$0.01

During the three and six months ended June 30, 2008 and 2007, there were potential common stock equivalents from options and warrants of 2,768,195, 3,028,698, 2,783,211 and 3,028,698, respectively, which were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

NOTE 2 - BUSINESS CONDITION

During the year ended December 31, 2007 and the six months ended June 30, 2008, the Company realized a net gain of $402,221 and $25,216, respectively. During the year ended December 31, 2007 and the six months ended June 30, 2008, the Company's operations provided $765,270 and $190,684 of cash, respectively. The Company had a cash balance of $2,059,754 as of June 30, 2008. Up until the year ended December 31, 2004, the Company suffered recurring losses. Although the Company realized net income in the past four years, the Company is anticipating decreasing revenue as the Company’s existing hotel revenue-sharing and maintenance contracts conclude over the next couple of years. Realization of continued profitable operations is not assured. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern. Management would like to acquire an existing operating company to enable the Company to increase revenues and long-term viability, and is continuously performing due diligence on third party companies for this purpose. The Company has also been performing research regarding potential further investments in either privately-held or publicly traded emerging growth stage companies.

NOTE 3 - NET INVESTMENT IN SALES-TYPE LEASE

During June 2004, the Company entered into an agreement with a hotel property owner that amended a previous revenue sharing lease agreement that had previously been non-performing. Under the terms of that agreement, the Company recovered a receivable that had been written off in the previous year.

The new lease agreement terminates on December 31, 2008 at which time the hotel property owner takes ownership of the refreshment centers. The property is to make monthly payments of $7,200. The new lease agreement has been classified as a sales-type capital lease. Because the property has a history of non-performance and is still under the supervision of a bankruptcy court, the net investment in the capital lease has been fully allowed against. The following lists the components of the net investment in the sales-type lease as of June 30, 2008:

Total minimum lease payments to be received	$43,200

Less: Allowance for uncollectibles	(36,331)

Net minimum lease payments receivable	6,869

Less: Unearned income	(6,869)

Net investment in sales-type lease	$-

The Company recorded revenue sharing and maintenance fee revenue, relating to this property, in the amount of $21,600 and $43,200 for the three and six months ended June 30, 2008.

Minimum lease payments for the six months ending December 31, 2008, the end of the lease term, is $43,200.

NOTE 4 - STOCKHOLDERS’ EQUITY

During the six months ended June 30, 2008, options to purchase 35,000 shares of common stock expired. The Company recognized the carrying value of these options in the amount of $3,526 as additional paid in capital.

On May 14, 2008, the Company issued 75,000 shares of common stock to its Board of Directors in recognition of services rendered. These shares were valued at $18,000 ($0.24 per share).

NOTE 5 - SUBSEQUENT EVENTS

On July 7, 2008, the Company funded an escrow account in the amount of $500,000 and signed an agreement to provide a secure loan to BlackBird Corporation, a Florida corporation (“BlackBird”), and an unrelated entity. The funding of the loan was contingent on completion of a transaction by BlackBird to acquire an unrelated company, USA Datanet Corporation. The acquisition took place on July 25, 2008.

The loan is evidenced by a 10% senior secured convertible promissory note, made by BlackBird in favor of the Company (the “Secured Note”). The Secured Note matures on June 30, 2009 and bears interest at an annual rate of 10%, with interest payable quarterly on the last business day of each quarter.

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

Overview

Our core business is the development and installation of an intelligent, in-room computer platform and communications network, or the eRoomSystem, for the lodging industry. The eRoomSystem is a computerized platform and processor-based system designed to collect and control data. The eRoomSystem supports our fully automated and interactive eRoomServ refreshment centers, eRoomSafes, eRoomEnergy products, and the eRoomTray. In 2005, we commenced our diversification strategy of investing in third party emerging growth companies. To this end, we have an investment totaling $10,000 in Identica Holdings Corporation (“Identica”). In addition, we have loaned Identica $150,000 in cash. The loan is secured by a security interest in all the assets of Identica and is evidenced by a promissory note. Although the loan was to be paid back in June 2008, we extended the due date to December 20, 2008. In consideration for making the loan, Identica issued a warrant to us to purchase one million (1,000,000) shares of common stock of Identica, exercisable at $0.15 per share at any time through May 20, 2010. We may make additional investments in promising emerging growth companies, and potentially acquire an operating company if the opportunity arises.

On July 25, 2008, we provided a secured loan to BlackBird Corporation, a Florida corporation (“BlackBird”), an unrelated entity. The funding of the loan took place on completion of a transaction by BlackBird to acquire an unrelated company, USA Datanet Corporation. The acquisition took place on July 24, 2008. The loan is evidenced by a 10% senior secured convertible promissory note, made by BlackBird (the “Secured Note”). The Secured Note matures on June 30, 2009 and bears interest at an annual rate of 10%, with interest payable quarterly on the last business day of each quarter.

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

Research and development expenses consist of payroll and related costs for hardware and software engineers, quality assurance specialists, management personnel, and the costs of materials used by our consultants in the maintenance of our existing installed products as well as research and development for new products. Our research and development expenses in the six and three months ended June 30, 2008 were $37,328 and $10,112, respectively.

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

Results of Operations

Comparison of Three Months Ended June 30, 2008 and 2007

Revenues

Revenue Sharing Arrangements — Our revenue from revenue sharing arrangements was $148,324 for the three months ended June 30, 2008, compared to $215,695 for the three months ended June 30, 2007, representing a decrease of $67,371, or 31.2%. The decrease in revenue sharing revenue was due to the completion of a number of revenue sharing contracts in 2007 and 2008.

Maintenance Fee Revenues — Maintenance fee revenues were $56,193 for the three months ended June 30, 2008, compared to $67,070 for the three months ended June 30, 2007, representing a decrease of $10,877, or 16.2%. The decrease in maintenance fee revenue was due to the completion of a number of revenue sharing and maintenance contracts in 2007.

Product Sales — Revenue from product sales was $79,920 for the three months ended June 30, 2008, compared to $56,947 for the three months ended June 30, 2007, representing an increase of $22,973, or 40.3%. The increase in product sales revenues was primarily due to the increase in sales of refreshment centers to hotels at the completion of their revenue share contracts in the six months ended June 30, 2008.

Cost of Revenue

Cost of Revenue Sharing Revenue — Cost of revenue sharing revenue was $65,162 for the three months ended June 30, 2008, compared to $102,218 for the three months ended June 30, 2007 representing a decrease of $37,056 or 36.3%. The gross margin percentage on revenue sharing revenue was 56.1% for the three months ended June 30, 2008, compared to 52.6% for the three months ended June 30, 2007. The increase in gross margin relating to revenue sharing revenue is due to the completion of some revenue sharing contracts in 2007 and 2008.

Loss on Impairment of Refreshment Centers — During 2008, the Company assessed the carrying value of certain refreshment centers that had been used by a Hotel and taken out of service and recorded a loss due to impairment of $64,835.

Cost of Maintenance Fee Revenue — Our cost of maintenance fee revenue was $25,502 for the three months ended June 30, 2008, compared to $16,278 for the three months ended June 30, 2007, representing an increase of $9,224, or 56.7%. The gross margin percentage on maintenance fee revenues was 54.6% for the three months ended June 30, 2008, compared to 75.7% for the three months ended June 30, 2007. The increase in our cost of maintenance fee revenue was due to the aging of the equipment being serviced.

Cost of Product Sales Revenue — Our cost of product sales revenue for the three months ended June 30, 2008 was $13,958, compared to $15,326 for the three months ended June 30, 2007, a decrease of $1,368, or 8.9%. The gross margin percentage on revenue from product sales revenue was 82.5% for the three months ended June 30, 2008, compared to 73.1% for the three months ended June 30, 2007. The decrease in cost of product sales revenue relates to the remaining basis of the refreshment centers sold in the three months ended June 30, 2008 versus the three months ended June 30, 2007.

The changes and percent changes with respect to our revenues and our cost of revenue for the three months ended June 30, 2008 and 2007 are summarized as follows:

	For the Three Months
	Ended June 30,
	2008	2007	Change	Percent Change
REVENUE
Revenue-sharing arrangements	$148,324	$215,695	$(67,371)	-31.2%
Maintenance fees	56,193	67,070	(10,877)	-16.2%
Product sales	79,920	56,947	22,973	40.3%
Total Revenue	284,437	339,712	(55,275)	-16.3%

COST OF REVENUE
Revenue-sharing arrangements	65,162	102,218	(37,056)	-36.3%
Loss on impairment of refreshment centers in serivice	64,835	-	64,835	100.0%
Maintenance	25,502	16,278	9,224	56.7%
Product sales	13,958	15,326	(1,368)	-8.9%
Total Cost of Revenue	$169,457	$133,822	$35,635	26.6%

GROSS MARGIN PERCENTAGE
Revenue-sharing arrangements	56.1%	52.6%
Maintenance	54.6%	75.7%
Product sales	82.5%	73.1%
Total Gross Margin Percentage	40.4%	60.6%

Although the preceding table summarizes the net changes and percent changes with respect to our revenues and our cost of revenue for the three months ended June 30, 2008 and 2007, the trends contained therein are limited and should not be viewed as a definitive indication of our future results.

Operating Expenses

Selling, General and Administrative — Selling, general and administrative expenses, including non-cash compensation expense, were $110,532 for the three months ended June 30, 2008, compared to $106,840 for the three months ended June 30, 2007, representing an increase of $3,692, or 3.5%. The increase in our selling, general and administrative expenses was immaterial.

Research and Development—Research and development expenses were $10,112 for the three months ended June 30, 2008, compared to $0 for the three months ended June 30, 2007 representing an increase of $10,112. The increase in our research and development expenses for the three months ended June 30, 2008 reflects new product development in 2008.

Interest and other income was $26,355 for the three months ended June 30, 2008 as compared to $25,078 for the three months ended June 30, 2007 representing an increase of $1,277, or 5.1%. The increase was due to the interest earned on our increasing balance of cash and investments in marketable securities.

Net Income Attributable to Common Stockholders

We realized net income of $20,691 for the three months ended June 30, 2008, compared to $124,128 during the three months ended June 30, 2007. The $103,437 decrease in net income was primarily due to decreasing revenue sharing agreements, the loss on impairment of refreshment centers recognized as well as research and development costs. We may incur losses in the future as existing revenue sharing agreements with our hotel clients expire.

Comparison of Six Months Ended June 30, 2008 and 2007

Revenues

Revenue Sharing Arrangements — Our revenue from revenue sharing arrangements was $335,805 for the six months ended June 30, 2008, compared to $435,667 for the six months ended June 30, 2007, representing a decrease of $99,862, or 22.9%. The decrease in revenue sharing revenue was due to the completion of a number of revenue sharing contracts in 2007 and 2008.

Maintenance Fee Revenues — Maintenance fee revenues were $111,498 for the six months ended June 30, 2008, compared to $133,249 for the six months ended June 30, 2007, representing a decrease of $21,751, or 16.3%. The decrease in maintenance fee revenue was due to the completion of a number of revenue sharing and maintenance contracts in 2007.

Product Sales — Revenue from product sales was $96,368 for the six months ended June 30, 2008, compared to $60,697 for the six months ended June 30, 2007, representing an increase of $35,671, or 58.8%. The increase in product sales revenues was primarily due to the increase in sales of refreshment centers to hotels at the completion of their revenue share contracts in the six months ended June 30, 2008.

Cost of Revenue

Cost of Revenue Sharing Revenue — Cost of revenue sharing revenue was $150,763 for the six months ended June 30, 2008, compared to $209,965 for the six months ended June 30, 2007 representing a decrease of $59,202 or 28.2%. The gross margin percentage on revenue sharing revenue was 55.1% for the six months ended June 30, 2008, compared to 51.8% for the six months ended June 30, 2007. The increase in gross margin relating to revenue sharing revenue is due to the completion of some revenue sharing contracts in 2007 and 2008.

Loss on Impairment of Refreshment Centers — During 2008, the Company assessed the carrying value of certain refreshment centers that had been used by a Hotel and taken out of service and recorded a loss due to impairment of $64,835.

Cost of Maintenance Fee Revenue — Our cost of maintenance fee revenue was $45,509 for the six months ended June 30, 2008, compared to $29,842 for the six months ended June 30, 2007, representing an increase of $15,677, or 52.5%. The gross margin percentage on maintenance fee revenues was 59.2% for the six months ended June 30, 2008, compared to 77.6% for the six months ended June 30, 2007. The increase in our cost of maintenance fee revenue was due to the aging of the equipment being serviced.

Cost of Product Sales Revenue — Our cost of product sales revenue for the six months ended June 30, 2008 was $26,098, compared to $16,910 for the six months ended June 30, 2007, an increase of $9,188, or 54.3%. The gross margin percentage on revenue from product sales revenue was 72.9% for the six months ended June 30, 2008, compared to 72.1% for the six months ended June 30, 2007. The increase in cost of product sales revenue relates to the remaining basis of the refreshment centers sold in the six months ended June 30, 2008 versus the six months ended June 30, 2007.

The changes and percent changes with respect to our revenues and our cost of revenue for the six months ended June 30, 2008 and 2007 are summarized as follows:
	Ended June 30,
	2008	2007	Change	Percent Change
REVENUE
Revenue-sharing arrangements	$335,805	$435,667	$(99,862)	-22.9%
Maintenance fees	111,498	133,249	(21,751)	-16.3%
Product sales	96,368	60,697	35,671	58.8%
Total Revenue	543,671	629,613	(85,942)	-13.6%

COST OF REVENUE
Revenue-sharing arrangements	150,763	209,965	(59,202)	-28.2%
Loss on impairment of refreshment centers in serivice	64,835	-	64,835	100.0%
Maintenance	45,509	29,842	15,667	52.5%
Product sales	26,098	16,910	9,188	54.3%
Total Cost of Revenue	$287,205	$256,717	$30,488	11.9%

GROSS MARGIN PERCENTAGE
Revenue-sharing arrangements	55.1%	51.8%
Maintenance	59.2%	77.6%
Product sales	72.9%	72.1%
Total Gross Margin Percentage	47.2%	59.2%

Although the preceding table summarizes the net changes and percent changes with respect to our revenues and our cost of revenue for the six months ended June 30, 2008 and 2007, the trends contained therein are limited and should not be viewed as a definitive indication of our future results.

Operating Expenses

Selling, General and Administrative — Selling, general and administrative expenses, including non-cash compensation expense, were $253,967 for the six months ended June 30, 2008, compared to $213,958 for the six months ended June 30, 2007, representing an increase of $40,009, or 18.7%. The increase in our selling, general and administrative expenses reflects the write-off of an uncollectible account.

Research and Development—Research and development expenses were $37,328 for the six months ended June 30, 2008, compared to $0 for the six months ended June 30, 2007 representing an increase of $37,328. The increase in our research and development expenses for the six months ended June 30, 2008 reflects new product development in 2008.

Interest and other income was $60,045 for the six months ended June 30, 2008 as compared to $45,419 for the six months ended June 30, 2007 representing an increase of $14,626, or 32.2%. The increase was due to the interest earned on our increasing balance of cash and investments in marketable securities.

Net Income Attributable to Common Stockholders

We realized net income of $25,216 for the six months ended June 30, 2008, compared to $212,857 during the six months ended June 30, 2007. The $187,641 decrease in net income was primarily due to decreasing revenue sharing agreements, the loss on impairment of refreshment centers recognized, the write-off of an uncollectible account as well as research and development costs. We may incur losses in the future as existing revenue sharing agreements with our hotel clients expire.

Liquidity and Capital Resources

At June 30, 2008, our principal sources of liquidity consisted of $2,059,754 of cash and working capital of $2,692,699, as compared to $355,970 of cash and working capital of $2,416,398 at December 31, 2007. In addition, our stockholders' equity was $3,073,157 at June 30, 2008, compared to stockholders' equity of $3,029,941 at December 31, 2007, an increase of $43,216. The increase in cash reflects the increase in working capital, decrease in investments and increase in stockholders' equity.

At June 30, 2008, the Company’s had $550,000 invested in outstanding auction rate preferred securities (“ARPS”). ARPS are perpetual securities with dividend rates that are reset periodically—often weekly or monthly—when buyers and sellers come together at an auction. There is currently an imbalance between the number of buyers and sellers in the ARPS market that has resulted in a number of “failed auctions.” This has created a lack of liquidity for ARPS investors. However, as we have already liquidated $2,000,000 of these securities after the auctions failed and are continuing to liquidate our securities, we do not believe this will have a negative affect on our cash flows.

Our accumulated deficit decreased from $31,082,627 at December 31, 2007 to $31,057,411 at June 30, 2008. The $25,216 decrease in accumulated deficit resulted directly from the net income realized for the six months ended June 30, 2008. Our accumulated deficit may increase in the future as existing revenue sharing agreements with our hotel clients expire.

Our operations provided net cash of $190,684 for the six months ended June 30, 2008, compared to $371,838 during the six months ended June 30, 2007. The $181,154 decrease in net cash provided by our operating activities resulted primarily from the decrease in net income during the six months ended June 30, 2008.

Investing activities for the six months ended June 30, 2008 provided net cash of $1,513,100, compared to $26,775 of net cash provided during the six months ended June 30, 2007. The change consisted primarily of an increase in the sale of investment securities.

There were no financing activities in the six months ended June 30, 2008 and 2007.

Contractual Cash Obligations and Commercial Commitments

There were no significant contractual cash obligations or commercial commitments either on or off balance sheet as of June 30, 2008

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting (as such item is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the most fiscal quarter (the three months ended June 30, 2008), that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On May 14, 2008, the Company issued 75,000 shares of its common stock to its Board of Directors, in recognition of services rendered. The shares were issued under Section 4(2) of the Securities Act of 1933, as amended. The Board of Directors had access to all of the information which would be required to be included in a registration statement, and the transaction did not involve a public offering.

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

Date: August 1, 2008

	By:	/s/ David A. Gestetner
	Name:	David A. Gestetner
	Title:	President, Chief Executive Officer, Secretary,
and Chairman of the Board
(Principal Executive, Financial,
and Accounting Officer)