Form 10-Q
period 2008-09-30
EROOMSYSTEM TECHNOLOGIES INC
filed 2008-11-17
CIK 1110361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2008

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
YES ☐ NO ☒

The number of shares outstanding of the issuer’s common stock as of November 12, 2008 was 24,048,165 shares of common stock.
Transitional Small Business Disclosure Format (check one): YES ☐ NO ☒

FORM 10-Q

-ii-

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2008	December 31, 2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,700,542	$355,970
Marketable securities available for sale	500,000	1,998,002
Accounts receivable, net of allowance for doubtful accounts of $20,415 and $32,399 at September 30, 2008 and December 31, 2007, respectively	115,681	182,416
Loan Receivable	509,274	-
Prepaid expenses	9,691	10,831
Total Current Assets	2,835,188	2,547,219
REFRESHMENT CENTERS IN SERVICE, net of accumulated depreciation of $1,412,773 and $2,406,453 at September 30, 2008 and December 31, 2007, respectively	147,927	434,609
PROPERTY AND EQUIPMENT
Computer equipment and office equipment, net of accumulated depreciation of $8,512 and $6,657, at September 30, 2008 and December 31, 2007, respectively	4,270	3,261
INVESTMENT IN MARKETABLE SECURITIES	14,075	14,075
NOTE RECEIVABLE	190,968	159,166
DEPOSITS	2,250	2,432
Total Assets	$3,194,678	$3,160,762

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$56,107	$49,070
Accrued liabilities	42,066	71,289
Deferred maintenance revenue	11,933	10,462
Total Current Liabilities	110,106	130,821
Total Liabilities	110,106	130,821
COMMITMENTS AND CONTINGENCIES	-	-
STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none outstanding	-	-
Common stock, $0.001 par value; 50,000,000 shares authorized; 24,048,165 and 23,973,165 shares outstanding at September 30, 2008 and December 31, 2007, respectively	24,048	23,973
Additional paid-in capital	33,814,715	33,792,010
Warrants and options outstanding	341,805	346,585
Accumulated deficit	(31,045,996)	(31,082,627)
Accumulated other comprehensive loss	(50,000)	(50,000)
Total Stockholders' Equity	3,084,572	3,029,941

Total Liabilities and Stockholders' Equity	$3,194,678	$3,160,762

See accompanying notes to unaudited condensed consolidated financial statements

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007

REVENUE
Revenue-sharing arrangements	$114,294	$189,530	$450,099	$625,197
Maintenance fees	58,590	63,643	170,088	196,892
Product sales	-	65,194	96,368	125,891
Total Revenue	172,884	318,367	716,555	947,980
COST OF REVENUE
Revenue-sharing arrangements	46,330	87,254	197,093	297,219
Loss on impairment of refreshment centers	-	-	64,835	-
Maintenance	16,638	14,716	62,147	44,558
Product sales	-	10,175	26,098	27,085
Total Cost of Revenue	62,968	112,145	350,173	368,862
GROSS MARGIN	109,916	206,222	366,382	579,118

OPERATING EXPENSES
Selling, general and administrative expense, including non-cash compensation of $0, $1,907, $18,000 and $13,157, respectively	79,158	84,347	333,125	298,305
Research and development expense	48,320	-	85,648	-
Interest and other income	(28,977)	(31,443)	(89,022)	(76,862)
Net Operating Expenses	98,501	52,904	329,751	221,443
Income from Operations	11,415	153,318	36,631	357,675
Gain on forgiveness of liabilities and debt	-	-	-	8,500
Net Income	$11,415	$153,318	$36,631	$366,175
Unrealized loss on investment	$-	$(50,000)	$-	$(50,000)
Comprehensive Income	$11,415	$103,318	$36,631	$316,175
Basic Earnings Per Common Share	$0.00	$0.01	$0.00	$0.02
Diluted Earnings Per Common Share	$0.00	$0.01	$0.00	$0.02

See accompanying notes to unaudited condensed consolidated financial statements

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Nine Months Ended September 30,	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$36,631	$366,175
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	198,948	299,166
Gain on forgiveness of debt and liabilities	-	(8,500)
Gain on sale of refreshment centers	(71,615)	(47,398)
Loss on impairment of refreshment centers	64,835	-
Interest income from other receivable	(21,076)	(5,757)
Amortization of discount on note receivable	-	(897)
Non-cash compensation expense	18,000	13,157
Changes in operating assets and liabilities:
Accounts receivable	66,735	9,479
Prepaid expenses	1,140	(31)
Accounts payable	7,037	(2,437)
Accrued liabilities	(29,223)	(50,025)
Customer deposits and deferred maintenance revenue	1,471	(7,687)
Net Cash Provided By Operating Activities	272,883	565,245
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(2,863)	-
Proceeds from sale of refreshment centers	96,368	70,961
Purchase of investment	(926,998)	-
Proceeds from sale of marketable securities	2,425,000	-
Purchase of notes receivable	(520,000)	-
Proceeds from note receivable	-	17,875
Change in long term deposits and restricted funds	182	4,431
Net Cash Provided by Investing Activities	1,071,689	93,267
CASH FLOWS FROM FINANCING ACTIVITIES
Net Cash Used in Financing Activities	-	-

Net Increase in Cash	1,344,572	658,512
Cash at Beginning of Period	355,970	1,480,720

Cash at End of Period	$1,700,542	$2,139,232

Supplemental Cash Flows Information
Cash paid for interest	$-	$-

See accompanying notes to unaudited condensed consolidated financial statements

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Condensed Financial Statements - The accompanying unaudited condensed consolidated financial statements include the accounts of eRoomSystem Technologies, Inc. and its subsidiaries (the "Company"). These financial statements are condensed and, therefore, do not include all disclosures normally required by generally accepted accounting principles. These statements should be read in conjunction with the Company's audited financial statements for the fiscal year ended December 31, 2007 included in the Company's Annual Report on Form 10-KSB/A. In particular, the Company's organization, nature of operations and significant accounting principles were presented in Note 1 to the consolidated financial statements in that annual report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying unaudited condensed consolidated financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2008.

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

The following table is a reconciliation of the numerators and denominators used in the calculation of basic and diluted weighted-average common shares outstanding for the three and nine months ended September 30, 2008 and 2007:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2008	2007	2008	2007
Basic net income	$11,415	$153,318	$36,631	$366,175
Diluted net income	$11,415	$153,318	$36,631	$366,175

Basic weighted-average common shares outstanding	24,077,835	23,973,165	24,007,928	23,940,198
Effect of dilutive securities
Stock options and warrants	334,964	130,461	351,410	116,649
Diluted weighted-average common shares outstanding	24,412,799	24,103,626	24,359,338	24,056,847
Basic earnings per share	$0.00	$0.01	$0.00	$0.02
Diluted earnings per share	$0.00	$0.01	$0.00	$0.02

During the three and nine months ended September 30, 2008 and 2007, there were potential common stock equivalents from options and warrants of 2,799,657, 3,045,160, 2,783,211 and 3,058,972, respectively, which were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

NOTE 2 - BUSINESS CONDITION

During the year ended December 31, 2007 and the nine months ended September 30, 2008, the Company realized a net gain of $402,221 and $36,631, respectively. During the year ended December 31, 2007 and the nine months ended September 30, 2008, the Company's operations provided $765,270 and $272,883 of cash, respectively. The Company had a cash balance of $1,700,542 as of September 30, 2008. Up until the year ended December 31, 2004, the Company suffered recurring losses. Although the Company realized net income in the past four years, the Company is anticipating decreasing revenue as the Company’s existing hotel revenue-sharing and maintenance contracts conclude over the next couple of years. Realization of continued profitable operations is not assured. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern. Management would like to acquire an existing operating company to enable the Company to increase revenues and long-term viability, and is continuously performing due diligence on third party companies for this purpose. The Company has also been performing research regarding potential further investments in either privately-held or publicly traded emerging growth stage companies.

NOTE 3 - NET INVESTMENT IN SALES-TYPE LEASE

During June 2004, the Company entered into an agreement with a hotel property owner that amended a previous revenue sharing lease agreement that had previously been non-performing. Under the terms of that agreement, the Company recovered a receivable that had been written off in the previous year.

The new lease agreement terminates on December 31, 2008 at which time the hotel property owner takes ownership of the refreshment centers. The property is to make monthly payments of $7,200. The new lease agreement has been classified as a sales-type capital lease. Because the property has a history of non-performance and is still under the supervision of a bankruptcy court, the net investment in the capital lease has been fully allowed against. The following lists the components of the net investment in the sales-type lease as of September 30, 2008:

Total minimum lease payments to be received	$21,600

Less: Allowance for uncollectibles	(18,166)

Net minimum lease payments receivable	3,434

Less: Unearned income	(3,434)

Net investment in sales-type lease	$-

The Company recorded revenue sharing and maintenance fee revenue, relating to this property, in the amount of $21,600 and $64,800 for the three and nine months ended September 30, 2008.

Minimum lease payments for the three months ending December 31, 2008, the end of the lease term, is $21,600.

NOTE 4 – NOTE RECEIVABLE

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

The loan is evidenced by a 10% senior secured convertible promissory note, made by BlackBird in favor of the Company (the “Secured Note”). The Secured Note matures on June 30, 2009 and bears interest at an annual rate of 10%, with interest payable quarterly on the last business day of each quarter. The interest rate increases to 18% if the note is unpaid after December 31, 2008.

NOTE 5 - STOCKHOLDERS’ EQUITY

During the nine months ended September 30, 2008, options to purchase 35,000 shares of common stock expired. The Company recognized the carrying value of these options in the amount of $3,526 as additional paid in capital.

On May 14, 2008, the Company issued 75,000 shares of common stock to its Board of Directors in recognition of services rendered. These shares were valued at $18,000 ($0.24 per share).

NOTE 6 – SUBSEQUENT EVENT

On November 11, 2008, the Company granted exclusive rights to Acacia Patent Acquisition LLC (“APAC”), a Delaware limited liability company to its U.S. Patent No. 4939352, U.S. Patent No. 4883948 and U.S. Patent No. 4857714, and all related patent applications effective on the date of acceptable completion of due diligence of APAC. In consideration of which, APAC shall pay the Company a continuing royalty of 50% of all amounts received by APAC less costs.

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

Overview

Our core business is the development and installation of an intelligent, in-room computer platform and communications network, or the eRoomSystem, for the lodging industry. The eRoomSystem is a computerized platform and processor-based system designed to collect and control data. The eRoomSystem supports our fully automated and interactive eRoomServ refreshment centers, eRoomSafes, eRoomEnergy products, and the eRoomTray. In 2005, we commenced our diversification strategy of investing in third party emerging growth companies. To this end, we have an investment totaling $10,000 in Identica Holdings Corporation (“Identica”). In addition, we have loaned Identica $150,000 in cash. The loan is secured by a security interest in all the assets of Identica and is evidenced by a promissory note. Although the loan was to be paid back in June 2008, we extended the due date to December 20, 2008. In consideration for making the loan, Identica issued a warrant to us to purchase one million (1,000,000) shares of common stock of Identica, exercisable at $0.15 per share at any time through May 20, 2010. In third quarter of 2008 we extended an additional $20,000 to Identica with the same terms. We may make additional investments in promising emerging growth companies, and potentially acquire an operating company if the opportunity arises.

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

Research and development expenses consist of payroll and related costs for hardware and software engineers, quality assurance specialists, management personnel, and the costs of materials used by our consultants in the maintenance of our existing installed products as well as research and development for new products. Our research and development expenses in the nine and three months ended September 30, 2008 were $85,648 and $48,320, respectively.

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

Results of Operations

Comparison of Three Months Ended September 30, 2008 and 2007

Revenues

Revenue Sharing Arrangements — Our revenue from revenue sharing arrangements was $114,294 for the three months ended September 30, 2008, compared to $189,530 for the three months ended September 30, 2007, representing a decrease of $75,236, or 39.7%. The decrease in revenue sharing revenue was due to the completion of a number of revenue sharing contracts in 2007 and 2008.

Maintenance Fee Revenues — Maintenance fee revenues were $58,590 for the three months ended September 30, 2008, compared to $63,643 for the three months ended September 30, 2007, representing a decrease of $5,053 or 7.9%. The decrease in maintenance fee revenue was due to the completion of a number of revenue sharing and maintenance contracts in 2007 and 2008.

Product Sales — Revenue from product sales was $0 for the three months ended September 30, 2008, compared to $65,194 for the three months ended September 30, 2007, representing a decrease of $65,194 or 100%. The decrease in product sales revenues was primarily due to the fact that there were no product sales in the three months ended September 30, 2008.

Cost of Revenue

Cost of Revenue Sharing Revenue — Cost of revenue sharing revenue was $46,330 for the three months ended September 30, 2008, compared to $87,254 for the three months ended September 30, 2007 representing a decrease of $40,924 or 46.9%. The gross margin percentage on revenue sharing revenue was 59.5% for the three months ended September 30, 2008, compared to 54.0% for the three months ended September 30, 2007. The increase in gross margin percentage relating to revenue sharing revenue is due to the completion of some revenue sharing contracts in 2007 and 2008.

Cost of Maintenance Fee Revenue — Our cost of maintenance fee revenue was $16,638 for the three months ended September 30, 2008, compared to $14,716 for the three months ended September 30, 2007, representing an increase of $1,922, or 13.1%. The gross margin percentage on maintenance fee revenues was 71.6% for the three months ended September 30, 2008, compared to 76.9% for the three months ended September 30, 2007. The increase in our cost of maintenance fee revenue was due to the aging of the equipment being serviced.

Cost of Product Sales Revenue — Our cost of product sales revenue for the three months ended September 30, 2008 was $0, compared to $10,175 for the three months ended September 30, 2007, a decrease of $10,175, or 100%. The gross margin percentage on revenue from product sales revenue was 0% for the three months ended September 30, 2008, compared to 84.4% for the three months ended September 30, 2007. The decrease in cost of product sales revenue relates to the fact that there were no product sales in the three months ended September 30, 2008 versus the three months ended September 30, 2007.

The changes and percent changes with respect to our revenues and our cost of revenue for the three months ended September 30, 2008 and 2007 are summarized as follows:

	For the Three Months
	Ended September 30,
	2008	2007	Change	Percent Change
REVENUE
Revenue-sharing arrangements	$114,294	$189,530	$(75,236)	-39.7%
Maintenance fees	58,590	63,643	(5,053)	-7.9%
Product sales	-	65,194	(65,194)	-100.0%
Total Revenue	172,884	318,367	(145,483)	-45.7%

COST OF REVENUE
Revenue-sharing arrangements	46,330	87,254	(40,924)	-46.9%
Maintenance	16,638	14,716	1,922	13.1%
Product sales	-	10,175	(10,175)	-100.0%
Total Cost of Revenue	$62,968	$112,145	$(49,177)	-43.9%

GROSS MARGIN PERCENTAGE
Revenue-sharing arrangements	59.5%	54.0%
Maintenance	71.6%	76.9%
Product sales	-	84.4%
Total Gross Margin Percentage	63.6%	64.8%

Although the preceding table summarizes the net changes and percent changes with respect to our revenues and our cost of revenue for the three months ended September 30, 2008 and 2007, the trends contained therein are limited and should not be viewed as a definitive indication of our future results.

Operating Expenses

Selling, General and Administrative — Selling, general and administrative expenses, including non-cash compensation expense, were $79,158 for the three months ended September 30, 2008, compared to $84,347 for the three months ended September 30, 2007, representing a decrease of $5,189, or 6.2%. The decrease in our selling, general and administrative expenses was immaterial.

Research and Development—Research and development expenses were $48,320 for the three months ended September 30, 2008, compared to $0 for the three months ended September 30, 2007 representing an increase of $48,320. The increase in our research and development expenses for the three months ended September 30, 2008 reflects new product development in 2008.

Interest and other income was $28,977 for the three months ended September 30, 2008 as compared to $31,443 for the three months ended September 30, 2007 representing a decrease of $2,466 or 7.8%. The decrease was due to the interest earned on our increasing balance of cash and investments in marketable securities.

Net Income Attributable to Common Stockholders

We realized net income of $11,415 for the three months ended September 30, 2008, compared to $153,318 during the three months ended September 30, 2007. The $141,903 decrease in net income was primarily due to decreasing revenue sharing agreements, as well as research and development costs. We may incur losses in the future as existing revenue sharing agreements with our hotel clients expire.

Comparison of Nine Months Ended September 30, 2008 and 2007

Revenues

Revenue Sharing Arrangements — Our revenue from revenue sharing arrangements was $450,099 for the nine months ended September 30, 2008, compared to $625,197 for the nine months ended September 30, 2007, representing a decrease of $175,098, or 28.0%. The decrease in revenue sharing revenue was due to the completion of a number of revenue sharing contracts in 2007 and 2008.

Maintenance Fee Revenues — Maintenance fee revenues were $170,088 for the nine months ended September 30, 2008, compared to $196,892 for the nine months ended September 30, 2007, representing a decrease of $26,804, or 13.6%. The decrease in maintenance fee revenue was due to the completion of a number of revenue sharing and maintenance contracts in 2007 and 2008.

Product Sales — Revenue from product sales was $96,368 for the nine months ended September 30, 2008, compared to $125,891 for the nine months ended September 30, 2007, representing a decrease of $29,523, or 23.5%. The decrease in product sales revenues was primarily due to the difference in sales of refreshment centers to hotels at the completion of their revenue share contracts in the nine months ended September 30, 2008.

Cost of Revenue

Cost of Revenue Sharing Revenue — Cost of revenue sharing revenue was $197,093 for the nine months ended September 30, 2008, compared to $297,219 for the nine months ended September 30, 2007 representing a decrease of $100,126 or 33.7%. The gross margin percentage on revenue sharing revenue was 56.2% for the nine months ended September 30, 2008, compared to 52.5% for the nine months ended September 30, 2007. The increase in gross margin percentage relating to revenue sharing revenue is due to the completion of some revenue sharing contracts in 2007 and 2008.

Loss on Impairment of Refreshment Centers — During 2008, the Company assessed the carrying value of certain refreshment centers that had been used by a Hotel and taken out of service and recorded a loss due to impairment of $64,835.

Cost of Maintenance Fee Revenue — Our cost of maintenance fee revenue was $62,147 for the nine months ended September 30, 2008, compared to $44,558 for the nine months ended September 30, 2007, representing an increase of $17,589, or 39.5%. The gross margin percentage on maintenance fee revenues was 63.5% for the nine months ended September 30, 2008, compared to 77.4% for the nine months ended September 30, 2007. The increase in our cost of maintenance fee revenue was due to the aging of the equipment being serviced.

Cost of Product Sales Revenue — Our cost of product sales revenue for the nine months ended September 30, 2008 was $26,098, compared to $27,085 for the nine months ended September 30, 2007, a decrease of $987, or 3.6%. The gross margin percentage on revenue from product sales revenue was 72.9% for the nine months ended September 30, 2008, compared to 78.5% for the nine months ended September 30, 2007. The difference in cost of product sales revenue relates to the remaining basis of the refreshment centers sold in the nine months ended September 30, 2008 versus the nine months ended September 30, 2007.

The changes and percent changes with respect to our revenues and our cost of revenue for the nine months ended September 30, 2008 and 2007 are summarized as follows:

	For the Nine Months
	Ended September 30,
	2008	2007	Change	Percent Change
REVENUE
Revenue-sharing arrangements	$450,099	$625,197	$(175,098)	-28.0%
Maintenance fees	170,088	196,892	(26,804)	-13.6%
Product sales	96,368	125,891	(29,523)	-23.5%
Total Revenue	716,555	947,980	(231,425)	-24.4%

COST OF REVENUE
Revenue-sharing arrangements	197,093	297,219	(100,126)	-33.7%
Loss on impairment of refreshment centers in serivice	64,835	-	64,835	100.0%
Maintenance	62,147	44,558	17,589	39.5%
Product sales	26,098	27,085	(987)	-3.6%
Total Cost of Revenue	$350,173	$368,862	$(18,689)	-5.1%

GROSS MARGIN PERCENTAGE
Revenue-sharing arrangements	56.2%	52.5%
Maintenance	63.5%	77.4%
Product sales	72.9%	78.5%
Total Gross Margin Percentage	51.1%	61.1%

Although the preceding table summarizes the net changes and percent changes with respect to our revenues and our cost of revenue for the nine months ended September 30, 2008 and 2007, the trends contained therein are limited and should not be viewed as a definitive indication of our future results.

Operating Expenses

Selling, General and Administrative — Selling, general and administrative expenses, including non-cash compensation expense, were $333,125 for the nine months ended September 30, 2008, compared to $298,305 for the nine months ended September 30, 2007, representing an increase of $34,820, or 11.7%. The increase in our selling, general and administrative expenses reflects the write-off of an uncollectible account.

Research and Development—Research and development expenses were $85,648 for the nine months ended September 30, 2008, compared to $0 for the nine months ended September 30, 2007 representing an increase of $85,648. The increase in our research and development expenses for the nine months ended September 30, 2008 reflects new product development in 2008.

Interest and other income was $89,022 for the nine months ended September 30, 2008 as compared to $76,862 for the nine months ended September 30, 2007 representing an increase of $12,160, or 15.8%. The increase was due to the interest earned on our loans receivable and increasing balance of cash and investments in marketable securities.

Net Income Attributable to Common Stockholders

We realized net income of $36,631 for the nine months ended September 30, 2008, compared to $366,175 during the nine months ended September 30, 2007. The $329,544 decrease in net income was primarily due to decreasing revenue sharing agreements, the loss on impairment of refreshment centers recognized, the write-off of an uncollectible account as well as research and development costs. We may incur losses in the future as existing revenue sharing agreements with our hotel clients expire.

Liquidity and Capital Resources

At September 30, 2008, our principal sources of liquidity consisted of $1,700,542 of cash and working capital of $2,725,082, as compared to $355,970 of cash and working capital of $2,416,398 at December 31, 2007. In addition, our stockholders' equity was $3,084,572 at September 30, 2008, compared to stockholders' equity of $3,029,941 at December 31, 2007, an increase of $54,631. The increase in cash reflects the increase in working capital, decrease in investments and increase in stockholders' equity.

At September 30, 2008, the Company had $500,000 invested in outstanding auction rate preferred securities (“ARPS”). ARPS are perpetual securities with dividend rates that are reset periodically—often weekly or monthly—when buyers and sellers come together at an auction. There is currently an imbalance between the number of buyers and sellers in the ARPS market that has resulted in a number of “failed auctions.” This has created a lack of liquidity for ARPS investors. However, as we have already liquidated over $2,000,000 of these securities after the auctions failed and are continuing to liquidate our securities, we do not believe this will have a negative affect on our cash flows.

Our accumulated deficit decreased from $31,082,627 at December 31, 2007 to $31,045,996 at September 30, 2008. The $36,631 decrease in accumulated deficit resulted directly from the net income realized for the nine months ended September 30, 2008. Our accumulated deficit may increase in the future as existing revenue sharing agreements with our hotel clients expire.

Our operations provided net cash of $272,883 for the nine months ended September 30, 2008, compared to $565,245 during the nine months ended September 30, 2007. The $292,362 decrease in net cash provided by our operating activities resulted primarily from the decrease in net income during the nine months ended September 30, 2008.

Investing activities for the nine months ended September 30, 2008 provided net cash of $1,071,689, compared to $93,267 of net cash provided during the nine months ended September 30, 2007. The change consisted primarily of an increase in the sale of investment securities.

There were no financing activities in the nine months ended September 30, 2008 and 2007.

Contractual Cash Obligations and Commercial Commitments

There were no significant contractual cash obligations or commercial commitments either on or off balance sheet as of September 30, 2008

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting (as such item is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the most fiscal quarter (the three months ended September 30, 2008), that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. Risk Factors.

General economic conditions may affect our revenue and harm our business.

As widely reported, financial markets in the United States, Europe and Asia have been experiencing extreme disruption in recent months. Unfavorable changes in economic conditions, including declining consumer confidence, inflation, recession or other changes, may lead our customers to delay or reduce purchases of our products and our results of operations and financial condition could be adversely affected thereby. Challenging economic conditions also may impair the ability of our customers or distributors to pay for products they have purchased, and as a result, our reserves for doubtful accounts and write-offs of accounts receivable could increase. Our cash flows may be adversely affected by delayed payments or underpayments by our customers. We are unable to predict the duration and severity of the current disruption in financial markets and adverse economic conditions in the U.S. and other countries.

There have been no other material changes to the risks to our business described in our Annual Report on Form 10-KSB/A for the year ended December 31, 2007 filed with the SEC on April 30, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5. Other Information.

On November 11, 2008, the Company entered into an Exclusive License Agreement (the “License”) with Acacia Patent Acquisition LLC (“APAC”), a Delaware limited liability company. Pursuant to the terms of the license, the Company granted APAC worldwide exclusive rights to its U.S. Patent No. 4939352, U.S. Patent No. 4883948 and U.S. Patent No. 4857714, and all related patent applications, foreign patents and foreign patent applications. In consideration for such grant, APAC shall pay the Company a continuing royalty of 50% of all amounts received by APAC less costs.

The effective on the date of the grant will occur after, among others, the APAC has conducted its due diligence investigation of the patents during a period of up to sixty days following the effective date. During the period of APAC due diligence review, the Company has agreed not to discuss or negotiation or pursue with any third party any offers or proposals with respect to the patents.

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

Date: November 17, 2008

	By:	/s/ David A. Gestetner
	Name:	David A. Gestetner
	Title:	President, Chief Executive Officer, Secretary,
and Chairman of the Board
(Principal Executive, Financial,
and Accounting Officer)