Form 10-K
period 2008-12-31
EROOMSYSTEM TECHNOLOGIES INC
filed 2009-03-12
CIK 1110361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR
☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 000-31037

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

Common Stock, par value $0.0001 per share
Title of each class

Title of each class

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.  Yes     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒      No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).   Yes ☐      No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently computed second fiscal quarter. $5,531,078 based upon $0.23 per share which was the last price at which the common equity purchased by non-affiliates was last sold, since there is no public bid or ask price.

The number of shares of the issuer’s common stock issued and outstanding as of February 4, 2009 was 23,757,865 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

ii

PART I

ITEM 1.       DESCRIPTION OF BUSINESS

As used in this Annual Report on Form 10-K (this “Report”), references to the “Company,” the “Registrant,” “we,” “our” or “us” refer to eRoomSystem Technologies, Inc., and includes our subsidiaries, unless the context otherwise indicates .

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

Currently, we have deployed over 10,000 eRoomServ refreshment centers, and over 6,000 eRoomSafes installed at over 30 hotel properties. Of this amount, approximately 1,600 refreshment centers and 1,000 eRoomSafes are installed pursuant to revenue sharing or fixed-payment agreements. At the present time, we do not intend to install new products at hotels, but will continue to maintain our existing product placements on revenue sharing contracts through the end of such contracts. We anticipate that future placements of eRoomServ refreshment centers and eRoom Safes in new hotels, if any, will be limited to the continued deployment of such products at hotels following the maturity of their respective revenue sharing agreements.

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

 Research and Development

At the core of our products and services is our proprietary software and hardware that make up our eRoomSystem. In 2008, we have initiated some research and development projects for the purpose of creating a new product line. There is no assurance that the products we are working on will be successfully completed or deployed.

 Sales and Marketing

Currently, we have deployed more than 10,000 eRoomServ refreshment centers, and over 6,000 eRoomSafes installed at over 30 hotel properties. Of this amount, approximately 1,600 refreshment centers and 1,000 eRoomSafes are installed pursuant to revenue sharing or fixed-payment agreements. Our sales and marketing efforts have been eliminated with respect to new product placements for the refreshment centers. We have commenced sales and marketing for other products. However, there is no assurance that these efforts will be successful.

Manufacturing

We do not anticipate the placement of new refreshment centers in the future and, accordingly, the manufacture of our products has become immaterial. We will continue to service our existing products placed pursuant to existing revenue sharing and maintenance agreements.

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

We have three wholly owned subsidiaries, eRoomSystem Services, Inc. (formerly RoomSystems), eRoomSystem SPE, Inc. and eLiftLLC, LLC. RSi BRE, Inc., or RSi BRE, a former wholly-owned subsidiary, was liquidated into eRoomSystem Technologies, Inc. in 2004.

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

RSi BRE was formed as part of the Equipment Transfer Agreement we entered into in September 1998 with RSG Investments, LLC, or RSG, a privately held company. Previously, RSi BRE held title to 1,717 eRoomServ refreshment centers and 1,304 eRoomSafes. On February 29, 2004, we entered into a Settlement Agreement and Mutual Release Agreement with RSG whereby we paid the sum of $152,823 as a full and final cancellation of the Equipment Transfer Agreement and subsequent Settlement Agreement dated September 1999. As a result, the Company immediately commenced recognizing all revenue generated from the four revenue sharing lease agreements relating to the 1,717 eRoomServ refreshment centers and 1,304 eRoomSafes. In 2004, RSi BRE was liquidated.

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

eLiftLLC was formed as a new subsidiary in November 2008. eLift provides online parts procurement  for the material handling industry.

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

ITEM 1A.    RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the following factors and other information in this annual report before deciding to invest in our company. If any of the following risks actually occur, our business, financial condition, results of operations and prospects for growth would likely suffer. As a result, you could lose all or part of your investment.

Risks Related to eRoomSystem Technologies

As management for the Company has decided to forego further placements of new products at hotels and our existing revenue sharing agreements have fixed terms, we will continue to experience declining revenues in future periods upon the conclusion of such existing revenue sharing agreements.

The revenue sharing agreements that we have entered into with our hotel customers have a seven-year term. As of December 31, 2008, the average remaining life of these agreements is 0.5 years. In 2009, all of our existing revenue sharing agreements will conclude, unless hotels elect to continue under the terms of the existing agreement, for which there are no assurances. As the revenue sharing agreements conclude, and hotels elect to not extend the term thereof, we will continue to experience an incremental decrease in revenue sharing revenue as well as maintenance revenue. We do, however, own the equipment and upon the conclusion of such agreements may decide to re-deploy such equipment at a new hotel, either on a revenue sharing basis or sale basis.

While we have realized net income for fiscal years 2008 and 2007, we have a history of significant operating losses and may experience operating losses in the future, particularly given the fixed term of our revenue sharing agreements which comprise nearly all of our revenues.

For the year ended December 31, 2008, we realized net income of $72,231, as compared to net income of $402,221 for the fiscal year ended December 31, 2007. In addition, our operations provided net cash of $240,326 for the year ended December 31, 2008, as compared to $765,270 for the year ended December 31, 2007. Our net income and net cash provided by operating activities have gone down dramatically in 2008. We have a history of significant operating losses and may realize operating losses in the future, specifically upon the conclusion of a measurable percentage of our existing revenue sharing agreements. While we are actively embarking upon our diversification strategy of investing in third party emerging growth companies and, potentially, acquiring an operating company if the opportunity arises, we have not realized any revenues to date from such activities. Further, there is no assurance that our investments in third party companies to date will result in us realizing meaningful revenues, if at all, or that we will be successful in acquiring an operating company. To the extent that we do not replace revenue sharing revenue as it decreases, our financial condition and results of operations will continue to be materially adversely affected.

Recent downturn in the economy may seriously affect our revenue sharing revenue and our ability to finance ourselves.

The recent downturn in the U.S. and Global economies may seriously impact our revenue from the revenue sharing contracts we have with Hotels. The lodging industry has seen a significant decline and our revenues have likewise been impacted. In addition, due to the tightening credit markets, it is very difficult to obtain financing and this may affect our ability to finance ourselves.

Although we commenced our diversification strategy in 2005 by making investments in third party companies, there is no assurance that we will realize a return on such investments.

The securities issued to us from our investments in Identica Holdings Corporation and Aprecia, LLC are not marketable. Although Identica has registered with SEC its stock has not started trading yet. Aprecia's stock has also not started trading yet and is currently listed on the pink sheets. It is not known when, or if, these securities will be readily marketable, if at all. Furthermore, even if such securities become readily marketable, there is no assurance that we will receive a return on our investment sufficient to offset the anticipated decline in our revenues relating to existing revenue sharing agreements which will expire. Thus, in the event we do not realize a material return on our investments in Identica and Aprecia, our future operating results will likely be materially adversely affected.

While we are exploring the possibility of acquiring an operating company to augment our historical business and recent investments in third party emerging growth companies, given our cash position, among other things, there is no assurance that we will be successful in consummating a transaction on favorable terms, if at all.

We have undertaken a significant amount of due diligence on several operating companies regarding a potential acquisition. To date, we have not been successful in reaching a definitive agreement with such companies. While we intend to continue our search for a suitable operating company, there is no assurance that we will be successful given our relatively limited cash on hand, lack of liquidity in our common stock, and our common stock not being listed on a national securities exchange, among other factors. Nevertheless, we intend to continue to explore potential acquisitions, along with additional investments in third party emerging growth companies. We view the acquisition of an operating company on favorable terms as a most important objective for 2009. Should we not achieve this objective in 2009, our financial condition and results of operation will likely be adversely affected as existing revenue sharing agreements conclude.

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

Risks Related to Our Industry

We rely on the economic health of the lodging industry to generate revenues from our existing revenue sharing agreements, and any condition that may adversely impact the lodging industry will adversely impact the revenues we receive from revenue sharing agreements.

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

Terrorist attacks or acts of war may seriously harm our business.

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

Based upon our existing cash and cash equivalents on hand, which was $2,135,814 as of December 31, 2008, we will likely require additional capital to successfully implement our diversification strategy. Funding may take the form of common stock, preferred stock or convertible debt. The issuance of additional equity or convertible debt securities will have the effect of reducing the percentage ownership of our current stockholders. In addition, such equity or convertible debt securities may have additional rights, preferences or privileges to those of our common stock, such as registration rights. There are no assurances that funding will be available to us on favorable terms, if at all.

Our executive officers and members of our board of directors beneficially own 41.2% of the outstanding shares of our common stock and could limit the ability of our other stockholders to influence the outcome of director elections and other transactions submitted to a vote of stockholders.

Our executive officers and members of our board of directors beneficially own 9,981,740 shares of common stock, or approximately 41.2% of the outstanding shares of our common stock. These stockholders may have the power to influence all matters requiring approval by our stockholders, including the election of directors and approval of mergers and other significant corporate transactions.

Our stock price may fall as a result of the 23,757,865 shares of common stock, or 100% of our outstanding common stock, that is currently eligible for resale.

Sales of a substantial number of shares of common stock in the public market could cause the market price for our common stock to decline. Of the 23,757,865 shares of common stock outstanding as of February 4, 2009, as per the transfer agent, 18,999,614 shares representing 80% of our outstanding shares of common stock are immediately available for resale.

In addition to the foregoing shares, up to 4,758,251 shares of common stock, or 20% of our outstanding shares of common stock, are available for resale in accordance with Rule 144 or 144(k) under the Securities Act. These shares represent 23,757,865 shares, or 100% of our outstanding shares of common stock.

As of December 31, 2008, we had options and warrants outstanding to purchase 2,190,846 shares of common stock at a weighted average exercise price of $0.32 per share, all of which are immediately exercisable.

The sale of a substantial number of shares of our common stock within a short period of time could cause our stock price to fall. In addition, the sale of these shares could impair our abilities to raise capital through the sale of additional common stock.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None

ITEM 2.        DESCRIPTION OF PROPERTY

Our headquarters and principal executive offices, comprising approximately 1,100 square feet, are located at 1072 Madison Ave., Lakewood, NJ 08701. We pay $1,300 per month. This lease expires March 10, 2009.

In addition, we currently utilize office and warehouse space in Salt Lake City, Utah pursuant to our Professional Services Agreement with Identica. We maintain all inventory and replacement parts at this facility. There is no separate fee charged for these facilities.

ITEM 3.        LEGAL PROCEEDINGS

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

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the period ending December 31, 2008, there has not been any matter which was submitted to a vote of the Company’s shareholders through the solicitation of proxies or otherwise.

PART II

ITEM 5.        MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

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

Market Information

Prior to August 3, 2000, there was no public market for our common stock. In conjunction with our initial public offering, our common stock was accepted for listing on the NASDAQ SmallCap Market under the trading symbol "ERMS". In April 2003, our common stock was delisted from the NASDAQ SmallCap market. Our common stock is currently quoted on the Over-The-Counter Bulletin Board under the same symbol. As of February 4, 2009, there were 23,757,865 shares of common stock outstanding and no shares of any class of preferred stock outstanding.

High And Low Sale Prices Of Our Common Stock

The following table sets forth the high and low bid information of our common stock, as quoted on the Over The Counter Bulletin Board (which quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions) for each quarter during the period January 1, 2007 through December 31, 2008:

Calendar Quarter Ended	Low	High
March 31, 2007	$0.12	$0.18
June 30, 2007	$0.10	$0.17
September 30, 2007	$0.10	$0.25
December 31, 2007	$0.15	$0.21
March 31, 2008	$0.17	$0.22
June 30, 2008	$0.18	$0.26
September 30, 2008	$0.19	$0.25
December 31, 2008	$0.10	$0.20
March 31, 2009 (through February 4, 2009)	$0.14	$0.19

The last reported price of our common stock on the Over-The-Counter Bulletin Board on February 4, 2009 was $0.18 per share. We are not aware of any public market for our options or warrants.

Holders

As of February 4, 2009, there were approximately 375 stockholders of record holding our outstanding common stock.

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

Recent Sales of Unregistered Securities; Use of Proceeds

There were no recent sales of unregistered securities in fiscal years ended December 31, 2008

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

290,300 shares of our common stock were purchased in the fiscal year ended December 31, 2008 pursuant to the share buyback authorized by the Board of Directors on August 29, 2007.

Period	a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

Oct-08	30,000	$0.1443	30,000	4,970,000
Nov-08	10,300	$0.1576	10,300	4,959,700
Dec-08	250,000	$0.1300	250,000	4,709,700

ITEM 6.        SELECTED FINANCIAL DATA

A smaller reporting company is not required to provide the information required by this Item.

ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Description of Revenues

Historically, we have received most of our revenues from the sale or placement under a revenue-sharing program of our products in hotels. We expect that these revenues will account for a substantial majority of our revenues for the foreseeable future. In addition, we may receive revenues in the future upon the sale of securities received in consideration for investments made in third party companies in 2005 and 2006; however, the return on such investments is not assured. We may also receive revenues through the parts procurement online website we setup in December 2008 for the material handling industry.

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

Our revenues over the past few years have been fairly stable as we have focused on service and maintenance of our existing installed products and have not installed new products at hotels. Over time, our revenues relating to our installed products will decline as existing revenue sharing agreements conclude. Given the foregoing, in 2005 we commenced our diversification strategy to invest in emerging growth companies. To date we have invested in Identica Holdings Corporation, a company which has recently filed a registration statement with the Securities and Exchange Commission, and which is a distributor and integrator of next-generation biometric security solutions, including the TechSphere hand vascular pattern biometric technology. We continue to explore opportunities and perform due diligence on third parties with respect to additional potential investments. At this time, we have not reached a definitive agreement to make further investments. In addition, we may acquire an operating company in the future if the opportunity arises. Over time, we may realize revenues from the sale of securities purchased from Identica and other third party companies in the future, if applicable. The timing and return on such investments, however, cannot be assured. We may also receive revenues through the parts procurement online portal we setup in December 2008 for the material handling industry.

We anticipate that we will receive more than 50% of the recurring revenues from the sale of goods and services generated by our currently installed eRoomServ refreshment centers, eRoomSafes and eRoomTray solutions under revenue-sharing agreements. Our customers receive the remainder of the recurring revenues.

No new products were installed during the years ended December 31, 2008 and 2007

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

Research and development expenses consist of payroll and related costs for hardware and software engineers, quality assurance specialists, management personnel, and the costs of materials used by our consultants in the maintenance of our existing installed products. As we have initiated development of new product lines there was some research and development expenses in fiscal year 2008.

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

Results of Operations

The following table sets forth selected statement of operations data as a percentage of total revenues for the years indicated:

	Fiscal Years ended December 31,
	2008	2007
Statement of Operations Data:
Revenue:
Revenue-sharing arrangements	60.9%	67.5%
Maintenance fees	24.4	21.7
Product sales	14.7	10.8
Total revenue	100.0%	100.0
Cost of revenue:
Revenue-sharing arrangements	26.4%	32.6%
Loss on impairment of refreshment centers	7.1	-
Maintenance	8.7	5.0
Product sales	3.5	2.4
Total cost of revenue	45.7	40.0
Gross margin	54.3	60.0

Operating expenses:
Selling, general and administrative expense	51.4%	35.2%
Research and development expense	8.9	0.7
Interest and other income	(13.9)	(9.4)
Net operating expenses	46.4	26.5
Income from operations	7.9%	33.5%
Other income (expense):
Gain on forgiveness of liabilities and debt	-	0.7%
Net income (loss)	7.9%	34.2%

Comparison of Years Ended December 31, 2008 and 2007

Revenues

Revenue Sharing Arrangements -- Our revenue from revenue-sharing arrangements was $555,571 in 2008 as compared to $792,281 for 2007, representing a decrease of $236,710, or 29.9%. The decrease in revenue from revenue-sharing arrangements was due to the completion of a number of revenue-sharing agreements as well as a downturn in the lodging industry in 2008. During the years ended December 31, 2008 and 2007, we did not place additional products on a revenue sharing basis. During the year ended December 31, 2008, revenues from one customer accounted for 18.5% of our total revenues.

Maintenance Fee Revenue -- Our maintenance fee revenue was $222,816 for 2008 and $254,428 for 2007, representing a decrease of $31,612, or 12.4%. The decrease in maintenance fee revenue was due to a decreased number of products under revenue-sharing and maintenance contracts.

Product Sales -- Our revenue from product sales was $134,368 in 2008, as compared to $127,441 in 2007, representing an increase of $6,927, or 5.4%. The increase in revenue from product sales in 2008 was a result of the sales to hotels of their equipment upon completion of their revenue-sharing agreement.

Cost of Revenue

Cost of Revenue-Sharing Revenue -- Our cost of revenue-sharing revenue was $240,871 for 2008 and $382,820 for 2007, representing a decrease of $141,949, or 37.1%. The decrease in the cost of revenue-sharing revenue resulted from a decrease in depreciation expense due to the sale of equipment to customers upon completion of their revenue-sharing contract. The gross margin percentage on revenue-sharing revenue was 56.6% in 2008 as compared to 51.7% in 2007.

Loss on Impairment of Refreshment Centers -- During 2008, the Company assessed the carrying value of certain refreshment centers that had been used by a Hotel and taken out of service and recorded a loss due to impairment of $64,835.

Cost of Maintenance Revenue -- Our cost of maintenance revenue was $79,493 for 2008 as compared to $58,349 for 2007, representing an increase of $21,144, or 36.2%. The increase in the cost of maintenance revenue was primarily due to the increasing age of the equipment. The gross margin percentage on maintenance revenues was 64.3% in 2008 as compared to 77.1% in 2007.

Cost of Product Sales Revenue -- Our cost of product sales revenue was $31,858 for 2008 as compared to $28,431 for 2007, representing an increase of $3,427, or 12.1%. The increase was due to a lower remaining basis of the equipment sold in 2008 over those sold in 2007. The gross margin percentage on revenue from product sales revenue was 76.3% in 2008 as compared to 77.7% in 2007.

The changes and percent changes with respect to our revenues and our cost of revenue for the years ended December 31, 2008 and 2007 are as follows:

	For the Years Ended
	December 31,
	2008	2007	Change	Percent Change
REVENUE
Revenue-sharing arrangements	$555,571	$792,281	$(236,710)	-29.9%
Maintenance fees	222,816	254,428	(31,612)	-12.4%
Product sales	134,368	127,441	6,927	5.4%
Total Revenue	912,755	1,174,150	(261,395)	-22.3%

COST OF REVENUE
Revenue-sharing arrangements	240,871	382,820	(141,949)	-37.1%
Loss on impairment of refreshment centers	64,835	-	64,835	100.0%
Maintenance	79,493	58,349	21,144	36.2%
Product sales	31,858	28,431	3,427	12.1%
Total Cost of Revenue	$417,057	$469,600	$(52,543)	11.2%

GROSS MARGIN PERCENTAGE
Revenue-sharing arrangements	56.6%	51.7%
Maintenance	64.3%	77.1%
Product sales	76.3%	77.7%
Total Gross Margin Percentage	54.3%	60.0%

Although the preceding table summarizes the net changes and percent changes with respect to our revenues and our cost of revenue for the years ended December 31, 2008 and 2007, the trends contained therein are limited to a two-year comparison and should not be viewed as a definitive indication of our future results.

Operating Expenses

Selling, General and Administrative -- Selling, general and administrative expenses were $468,700 for 2008 and $412,919 for 2007, representing an increase of $55,781, or 13.5%. Selling, general and administrative expenses represented 51.4% of our total revenues in 2008 and 35.2% of our total revenues in 2007. The increase in our selling, general and administrative expenses reflects primarily the write-off of an uncollectible account among other items.

Research and Development Expenses -- Research and development expenses were $81,673 for 2008 and $8,678 for 2007, representing an increase of $72,995, or 841.2%. The increase in research and development expenses was due to development initiated on new product lines. Research and development expenses represented 8.9% of our total revenue in 2008 and 0.7% of our total revenue in 2007.

Interest and other income in the amount of $126,906 was realized in 2008 as compared to $110,768 in 2007. Income from operations for 2008 was $72,231, as compared to $393,721 in 2007. The Company also realized a gain on forgiveness of liabilities and debt of $8,500 in 2007.

Net Income Attributable to Common Stockholders

We realized net income attributable to common stockholders of $72,231 in 2008, as compared to $402,221 in 2007. The $329,990 decrease in net income was primarily due to the decrease in gross margin due to the decreasing refreshment centers installed as well as the write-off of an uncollectible account and increase in research in development.

Liquidity and Capital Resources

At December 31, 2008, we had $2,135,814 of cash and working capital of $2,774,255, as compared to $355,970 of cash and working capital of $2,416,398 at December 31, 2007. In addition, our stockholders' equity was $3,081,719 at December 31, 2008 as compared to $3,029,941 at December 31, 2007, an increase of $51,778. The increase in cash reflects primarily the sale of investments in marketable securities. The increase in working capital and stockholders' equity reflects the continued decrease in cash used in our operations.

The deteriorating credit quality of assets linked to the sub-prime mortgage market, caused by a decline in general mortgage credit standards, led to a lack of liquidity and downgrades to certain mortgage backed securities and other securities in the financial marketplace. This, in turn, contributed to a broad-based liquidity shortfall in the financial system. The subsequent increase in risk aversion has contributed to a decline in credit availability in the financial and capital markets. A continuation of these credit and liquidity issues was liable to result in reduced liquidity and impairment write-downs on some of our asset holdings. The Company’s holdings included $1,575,000 of auction rate preferred securities as of April 29, 2008 that were affected by and were at most risk for possible future reduced liquidity and impairment write-downs. However, the Company successfully sold off all of these securities in 2008 at par.

Our accumulated deficit decreased to $31,010,396 at December 31, 2008 as compared to $31,082,627 at December 31, 2007. The decrease in accumulated deficit is a direct result of our net income of $72,231 in the year ended December 31, 2008.

Net cash provided by operating activities for the year ended December 31, 2008 was $240,326, as compared to $765,270 of net cash provided by operating activities during the year ended December 31, 2007. The $524,944 decrease in net cash provided by operating activities resulted primarily from the decrease in net income in 2008.

Net cash provided by investing activities for the year ended December 31, 2008 was $1,577,971, as compared to net cash used during the year ended December 31, 2007 of $489,938. The change resulted primarily from the sale of marketable securities in 2008.

Net cash used in financing activities for the year ended December 31, 2008 was $38,453, as compared to $0 during the year ended December 31, 2007. The cash used in financing activities resulted from the buyback of Company common stock.

On October 1, 2003, the Company issued AMRESCO a warrant to purchase 400,000 shares of common stock, exercisable at $0.10 per share through October 1, 2008. If at anytime until October 1, 2008, the warrant had an intrinsic value greater than $300,000 based upon the then current trading price of the Company's common stock, then AMRESCO would have had the right to "put" the warrant back to the Company in exchange for $200,000 payable in 12 equal consecutive monthly installments with the first payment to be made on the last day of the month in which the "put" occurs. However, this did not occur prior to October 1, 2008 and accordingly; the Company is not liable in this respect. The warrant for 400,000 shares of common stock expired on October 1, 2008.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements.

We currently believe that our cash on hand will provide sufficient capital resources and liquidity to fund our expected operating expenditures for the next twelve months.

Qualitative and Quantitative Disclosures about Market Risk

A smaller reporting company, as defined by Rule 229.10(f)(1), is not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS.

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES

Index

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
Fax: (801) 532-7944
www.hbmcpas.com
Registered with the Public Company Accounting Oversight Board

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Directors and the Stockholders
eRoomSystem Technologies, Inc.

We have audited the accompanying consolidated balance sheets of eRoomSystem Technologies, Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of eRoomSystem Technologies, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

HANSEN, BARNETT & MAXWELL, P.C.

Salt Lake City, Utah
March 10, 2009

Index

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,135,814	$355,970
Marketable securities available for sale	-	1,998,002
Accounts receivable, net of allowance for doubtful accounts of $22,040 and $32,399
at December 31, 2008 and 2007, respectively	124,897	182,416
Notes receivable	512,603	-
Prepaid expenses	114,512	10,831
Total Current Assets	2,887,826	2,547,219
REFRESHMENT CENTERS IN SERVICE, net of accumulated depreciation of
$1,015,582 and $2,406,453 at December 31, 2008 and 2007, respectively	98,389	434,609
PROPERTY AND EQUIPMENT
Computer and office equipment, net of accumulated depreciation of
$9,214 and $6,657, at December 31, 2008 and 2007, respectively	9,591	3,261
INVESTMENT IN MARKETABLE SECURITIES	14,075	14,075
NOTE RECEIVABLE	183,159	159,166
DEPOSITS	2,250	2,432
Total Assets	$3,195,290	$3,160,762

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$51,687	$49,070
Accrued liabilities	52,534	71,289
Customer deposits	2,004	-
Deferred maintenance revenue	7,346	10,462
Total Current Liabilities	113,571	130,821
Total Liabilities	113,571	130,821
COMMITMENTS AND CONTINGENCIES	-	-
STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none outstanding	-	-
Common stock, $0.001 par value; 50,000,000 shares authorized; shares 24,048,165
and 23,973,165 shares outstanding at December 31, 2008 and 2007, respectively	24,048	23,973
Additional paid-in capital	34,042,247	33,792,010
Treasury stock at cost 290,300 and zero at December 31, 2008 and 2007 respectively	(38,453)	-
Warrants and options outstanding	114,273	346,585
Accumulated deficit	(31,010,396)	(31,082,627)
Accumulated other comprehensive loss	(50,000)	(50,000)
Total Stockholders' Equity	3,081,719	3,029,941

Total Liabilities and Stockholders' Equity	$3,195,290	$3,160,762

See accompanying notes to consolidated financial statements

Index

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	For the years ended December 31,
	2008	2007

REVENUE
Revenue-sharing arrangements	$555,571	$792,281
Maintenance fees	222,816	254,428
Product sales	134,368	127,441
Total Revenue	912,755	1,174,150
COST OF REVENUE
Revenue-sharing arrangements	240,871	382,820
Loss on impairment of refreshment centers	64,835	-
Maintenance	79,493	58,349
Product sales	31,858	28,431
Total Cost of Revenue	417,057	469,600
GROSS MARGIN	495,698	704,550

OPERATING EXPENSES
Selling, general and administrative expense, including non-cash compensation
of $18,000 and $13,157, respectively	468,700	412,919
Research and development expense	81,673	8,678
Interest and other income	(126,906)	(110,768)
Net Operating Expenses	423,467	310,829
Income from Operations	72,231	393,721
Gain on forgiveness of liabilities and debt	-	8,500
Net Income	72,231	402,221
Unrealized loss on investment	-	(50,000)
Comprehensive Income	$72,231	$352,221
Basic Earnings Per Common Share	$0.00	$0.02
Diluted Earnings Per Common Share	$0.00	$0.02

See accompanying notes to consolidated financial statements

Index

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	Shares		Amount
	2008	2007	2008	2007
COMMON STOCK
Balance at Beginning of Year	23,973,165	23,898,165	$23,973	$23,898
Issuance to directors for services	75,000	75,000	75	75
Balance at End of Year	24,048,165	23,973,165	24,048	23,973
TREASURY SHARES
Balance at Beginning of Year	-	-	-	-
Buyback of common stock	(290,300)	-	(38,453)	-
Balance at End of Year	(290,300)	-	(38,453)	-
ADDITIONAL PAID-IN-CAPITAL
Balance at Beginning of Year			33,792,010	33,751,605
Issuance to directors for services			17,925	11,175
Expiration of warrants and options			232,312	29,230
Balance at End of Year			34,042,247	33,792,010
WARRANTS AND OPTIONS OUTSTANDING
Balance at Beginning of Year			346,585	373,908
Expiration of warrants and options			(232,312)	(29,230)
Issuance of options and warrants related to consulting services and financing activities			-	1,907
Balance at End of Year			114,273	346,585
ACCUMULATED DEFICIT
Balance at Beginning of Year			(31,082,627)	(31,484,848)
Net income			72,231	402,221
Balance at End of Year			(31,010,396)	(31,082,627)
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance at Beginning of Year			(50,000)	-
Unrealized Loss on Marketable Securities			-	(50,000)
Balance at End of Year			(50,000)	(50,000)
Total Stockholders' Equity at End of Year			$3,081,719	$3,029,941

See accompanying notes to consolidated financial statements

Index

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$72,231	$402,221
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	243,428	384,742
Gain on forgiveness of debt and liabilities	-	(8,500)
Gain on sale of refreshment centers	(103,854)	(63,164)
Loss on impairment of refreshment centers	64,835
Interest income from other receivable	(28,902)	(9,507)
Amortization of discount on note receivable	-	(897)
Non-cash compensation expense	18,000	13,157
Changes in operating assets and liabilities:
Accounts receivable	95,519	86,434
Prepaid expenses	(103,681)	(9,034)
Accounts payable	2,617	58
Accrued liabilities	(18,755)	(28,345)
Customer deposits and deferred maintenance revenue	(1,112)	(1,895)
Net Cash Provided By Operating Activities	240,326	765,270

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(8,887)	-
Proceeds from sale of refreshment centers	96,368	86,726
Purchase of notes receivable	(507,694)	-
Purchase of marketable securities available for sale	(926,998)	(1,176,010)
Sale of marketable securities availabe for sale	2,925,000	578,090
Proceeds from note receivable	-	17,875
Change in long term deposits and restricted funds	182	3,381
Net Cash Provided by Investing Activities	1,577,971	(489,938)

CASH FLOWS FROM FINANCING ACTIVITIES
Buyback of common stock	(38,453)	-
Net Cash Used in Financing Activities	(38,453)	-

Net Increase in Cash	1,779,844	275,332
Cash at Beginning of Period	355,970	80,638

Cash at End of Period	$2,135,814	$355,970

Supplemental Cash Flows Information
Cash paid for interest	$-	$-

See accompanying notes to consolidated financial statements

Index

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization, Nature of Operations and Business Condition - eRoomSystem Services, Inc. was organized under the laws of the State of Nevada in 1993. In 1999, eRoomSystem Services, Inc. was reorganized as a wholly-owned subsidiary of eRoomSystem Technologies, Inc., also a Nevada corporation. During 1999 and 2000, RSi BRE, Inc. ("RSi BRE") and eRoom System SPE, Inc. ("SPE") were formed, respectively, as wholly-owned subsidiaries of eRoomSystem Technologies, Inc. In 2004 the Company liquidated RSi BRE into eRoomSystem Technologies, Inc. In 2008, eLiftLLC, LLC was formed as a wholly-owned subsidiary of eRoomSystem Technologies, Inc. eRoomSystem Technologies, Inc. and its subsidiaries are collectively referred to as the "Company."

The Company has installed a complete line of fully-automated eRoomServ refreshment centers and eRoomSafes in hotels. The eRoomServ refreshment centers and eRoomSafes use proprietary software that integrates with a data collection computer in each hotel.

Up until the year ended December 31, 2004, the Company had suffered recurring losses. During the years ended December 31, 2008 and 2007, the Company realized net income of $72,231and $402,221, respectively. During the years ended December 31, 2008 and 2007, the Company's operations provided $240,326 and $765,270 of cash, respectively. The Company had cash of $2,135,814 as of December 31, 2008. At December 31, 2008, the Company had working capital of $2,774,255. Although the Company realized a profit in 2008 as well as in 2007, the Company is anticipating decreasing revenue as the Company's existing hotel revenue-sharing and maintenance contracts conclude in 2009. This raises substantial doubt about the Company's ability to continue as a going concern. Realization of continued profitable operations is not assured. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern. Management would like to acquire an existing operating company to enable the Company to grow and is continuously performing due diligence on third party companies for this purpose. The Company has also been performing research in order to invest in privately-held or publicly traded emerging growth stage companies.

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

Cash and Cash Equivalents include highly liquid debt investments with original maturities of three months or less, readily convertible to known amounts of cash. The Company had no restricted cash, as of December 31, 2008 and 2007.

The carrying amounts reported in the accompanying consolidated financial statements for cash, available for sale securities, accounts receivable, notes receivable and accounts payable approximate fair values because of the immediate or short-term maturities of these financial instruments. The Company's notes receivable are carried at principal plus accrued interest.

Marketable securities available for sale include securities that can be sold at any time based upon needs or market conditions. Available for sale securities are accounted for at fair value, with unrealized gains and losses on these securities, net of income tax provisions, reflected in stockholders’ equity as accumulated other comprehensive income. At December 31, 2008 and 2007, the Company had $0 and $1,998,002 invested in auction rate preferred securities (“ARPS”), respectively.

Index

ARPS are notes that provided for an interest rate reset through a “dutch auction” process in periods spanning from 7 to 35 days. The underlying bonds have long-term maturities, but because of the auction process had heretofore been viewed as very liquid, short-term investments. The auction process resets the interest rate on the securities to current market rates, and provided a vehicle for investors to or sell the securities in what was historically a very liquid environment. All of the Company’s ARPS were rated AAA/Aaa by Standard & Poors, Moody’s or Fitch ratings services, and were collateralized.

In February 2008, a number of ARPS auctions failed to generate enough demand to successfully reset interest rates. In these circumstances, the securities generally require the issuer to pay a maximum interest rate until the next auction is held. The Company’s ARPS holdings were among those ARPS that had failed auctions. During the latter part of 2008, these securities were all redeemed at par.

The Company classifies investments in ARPS as short-term investments on the Company’s consolidated balance sheets. The Company believes that the securities were stated at fair value as of December 31, 2007 based on the existence of subsequent successful auctions in 2008. The Company has fully liquidated all of its auction rate securities.

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

Depreciation and amortization expense related to eRoomServ refreshment centers in service and property and equipment was $243,428 and $384,742 for the years ended December 31, 2008 and 2007, respectively.

On retirement or disposition of property and equipment, the cost and related accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is recognized in the statement of operations. In the year ended December 31, 2008, the Company sold refreshment centers with a carrying value of $30,513 for $134,368, recognizing a gain on sale of $103,855. In the year ended December 31, 2007, the Company sold refreshment centers with a carrying value of $23,562 for $94,336, recognizing a gain on sale of $70,774.

Capitalized Software Costs - In accordance with FASB Statement of Financial Accounting Standards ("SFAS") No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, development costs incurred in the research and development of new software products to be sold, leased or otherwise marketed are expensed as incurred until technological feasibility in the form of a working model has been established. Internally generated capitalizable software development costs have not been material for the years ended December 31, 2008 and 2007. The Company has charged its software development costs to research and development expense in the accompanying consolidated statements of operations.

Index

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

Stock-Based Compensation.- The Company has one stock-based employee compensation plan, which is described more fully in Note 9. The Company utilizes the fair value recognition provisions of SFAS No. 123 (Revised 2004), Share-Based Payment, ("SFAS 123(R)") using the modified prospective transition method. Accordingly, the Company records expense, if applicable, for (i) the unvested portion of grants issued during 2008 and 2007 and (ii) new grant issuances, both of which will be expensed over the requisite service (i.e., vesting) periods.

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

Index

The following table is a reconciliation of the numerators and denominators used in the calculation of basic and diluted weighted-average common shares outstanding for the years ending December 31, 2008 and 2007:

	2008	2007
Basic net income	$72,231	$402,221
Diluted net income	$72,231	$402,221
Basic weighted-average common shares outstanding	23,998,357	23,948,507
Effect of dilutive securities
Stock options and warrants	41,920	174,953
Diluted weighted-average common shares outstanding	24,040,277	24,123,460
Basic earnings per share	$0.00	$0.02
Diluted earnings per share	$0.00	$0.02

As of December 31, 2008 and 2007, there were potential common stock equivalents from options and warrants of 2,148,926 and 2,994,668, respectively that were not included in the computation of diluted earnings per common share because their effect would have been anti-dilutive.

Recent Accounting Pronouncements -   In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 allows companies to choose to measure certain financial instruments and certain other items at fair value. The statement requires that unrealized gains and losses are reported in earnings for items measured using the fair value option and establishes presentation and disclosure requirements. SFAS No. 159 is effective July 1, 2008 for the Company. The Company does not believe the adoption of SFAS No. 159 will have a material effect on our consolidated financial statements.

In June 2007, the FASB issued Emerging Issue Task Force (EITF) No. 07-03 (EITF 07-03), Accounting for Non-Refundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities . EITF 07-03 provides guidance on whether non-refundable advance payments for goods that will be used or services that will be performed in future research and development activities should be accounted for as research and development costs or deferred and capitalized until the goods have been delivered or the related services have been rendered. EITF 07-03 is effective for fiscal years beginning after December 15, 2007. The Company does not expect that the adoption of EITF 07-03 will have a material impact on its financial position or results of operations.

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

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133," which amends and expands the disclosure requirements of SFAS 133 to require qualitative disclosure about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. This statement will be effective for our financial statements issued for the second quarter of fiscal year 2009. We are evaluating the impact, if any, the adoption of SFAS No. 161 will have on the disclosures in our consolidated financial statements.

Index

In April 2008, the FASB issued FASB Staff Position SFAS 142-3, "Determination of the Useful Life of Intangible Assets" (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, "Goodwill and Other Intangible Assets". FSP 142-3 also requires expanded disclosure regarding the determination of intangible asset useful lives. FSP 142-3 is effective for our fiscal year beginning November 1, 2009. We are currently evaluating the impact, if any, that FSP 142-3 will have on our consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles". This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with US GAAP for non-governmental entities. SFAS No. 162 is effective November 15, 2008. The adoption of this statement will have no effect on our consolidated financial statements.

In June 2008, the FASB issued Staff Position (FSP) No. EITF 03-6-1, "Determining Whether Instruments Granted in Share- Based Payment Transactions Are Participating Securities" ("FSP EITF 03-6-1"), which clarified that unvested share-based payment awards that contain nonforfeitable rights to receive dividends or dividend equivalents (whether paid or unpaid) are participating securities, and thus, should be included in the two-class method of computing earnings per share (EPS). This FSP is effective for our fiscal year beginning November 1, 2009, and requires that all prior period EPS data be adjusted retroactively. We do not expect the adoption of this standard to have an impact on our consolidated financial statements as holders of our stock options and performance units are not entitled to any rights as a stockholder until the date as of which shares of stock are issued or the performance units become vested.

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

NOTE 3 - INVESTMENTS

The Company had investments of $0 and $1,998,002 in Auction Rate Preferred Securities as of December 31, 2008 and 2007 respectively that are classified as marketable securities available for sale.

On May 20, 2005 the Company invested $10,000 in Identica Holdings Corporation, a Nevada corporation, by purchasing 1,666,667 shares of common stock, at $0.006 per share. This investment represented 10% of Identica's then outstanding capital stock on a fully-diluted basis. Identica is a privately held company that has expressed an interest in becoming a public company in the future and has filed a registration statement with the SEC for this purpose, which has been declared effective. This investment is be carried at the lower of cost or market and is periodically evaluated for impairment.

In addition, the Company loaned Identica $150,000 in cash. The loan is secured by a security interest in all the assets of Identica and is evidenced by a promissory note. On June 20, 2007, the Company extended the loan for an additional year. The terms of the extended promissory note include interest accruing on the unpaid principal balance in the amount of 10% per annum and a maturity date of June 20, 2008. On June 20, 2008, the Company extended the loan for an additional six months, on the same terms and on December 20, 2008, the Company extended the note for an additional four months with a maturity date of April 20, 2008 on the same terms.

In consideration for making the loan, the Company was issued a warrant to purchase one million (1,000,000) shares of common stock of Identica, exercisable at $0.15 per share at any time through May 20, 2010. The warrants were valued at $4,075 using the Black-Scholes pricing model with the following assumptions: risk free interest rate 3.88%, dividend yield of 0.0%, volatility of 150% and expected life of 5 years. The discount was amortized over the twenty-five month term as interest income.

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

Index

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

On July 24, 2008, the Company extended a loan in the amount $500,000 to Blackbird Corporation. The loan is evidenced by a 10% senior secured convertible promissory note, made by BlackBird in favor of the Company (the “Secured Note”). The Secured Note matures on June 30, 2009 and bears interest at an annual rate of 10%, with interest payable quarterly on the last business day of each quarter. The interest rate increases to 18% if the note is unpaid after December 31, 2008.

NOTE 4 - NET INVESTMENT IN SALES-TYPE LEASE

During June 2004, the Company entered into an agreement with a hotel property owner that amended a previous revenue sharing lease agreement that had previously been non-performing.

The lease agreement terminated on December 31, 2008. At which time the hotel property owner took ownership of the refreshment centers. The property made monthly payments of $7,200. The lease agreement was classified as a sales-type capital lease. Because the property has a history of non-performance and is still under the supervision of a bankruptcy court, the net investment in the capital lease had been fully allowed against.

The Company recorded revenue-sharing and maintenance fee revenue in the amounts of $82,385 and $86,400 for the years ended December 31, 2008 and 2007, respectively.

There are no further payments due.

NOTE 5 - NOTES PAYABLE AND LONG-TERM DEBT

As December 31, 2008 and 2007, there were no notes payable or long-term debts.

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

Operating Leases as Lessor - The Company accounts for its revenue-sharing agreements as operating leases. As of December 31, 2008, the Company had no revenue-sharing agreement for which the customer is contractually obligated to pay minimum monthly payments. Agreements with all customers provide for an allocation of revenues to the Company with no minimum monthly payment. Accordingly, the Company is unable to estimate future amounts to be received under these agreements.

Operating Leases as Lessee - In March 2008, the Company rented a different office at its Lakewood, NJ facility. The Company entered into a 12 month lease agreement that will end in March 2009 with automatic one year renewals. The lease provides for monthly rent payments of $1,300. Future lease payments in 2009 are $3,019.35.

Rent expense for the years ended December 31, 2008 and 2007 was $15,831 and $7,576, respectively.

Index

NOTE 7 - INCOME TAXES

The Company has paid no federal income taxes. The following is a schedule of state income taxes paid in 2008 and 2007:

For the years ended December 31,	2008	2007
New Jersey	$2,080	$448
New York	2,945	4,441
Tennessee	321	-
Total income tax paid	$5,346	$4,889

The significant components of the Company's deferred income tax assets as of December 31, 2008 and 2007 are as follows:

For the years ending December 31,	2008	2007
Deferred Income Tax Assets:
Net operating loss carryforwards	$7,387,500	$7,495,513
Reserves and accrued liabilities	13,947	14,430
Other assets	8,360	11,839
Total Deferred Income Tax Assets	$7,409,807	$7,521,782
Valuation allowance	(7,459,554)	(7,422,561)
Deferred Income Tax Liability - Depreciation and
Amortization	49,747	(99,221)
Net Deferred Income Tax Asset	$-	$-

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

The following is a reconciliation of the income taxes computed using the federal statutory rate to the provision for income taxes:
For the years ending December 31,	2008	2007
Tax at statutory rate (34%)	$24,558	$136,755
Other non-deductible expenses and adjustments	(62,483)	66,688
Change in valuation allowance	36,993	(208,632)
State tax, net of federal tax benefit	932	5,189
Provision for Income Taxes	$-	$-

The following summarizes the tax net operating loss carryforwards and their respective expiration dates as of December 31, 2008:

Years ending December 31,
2011	$780,106
2017	1,082,373
2018	3,642,857
2019	3,298,047
2020	5,087,650
2021	2,378,318
2022	3,459,340
2023	1,205,001
Total net operating loss carryforwards	$20,933,692

Index

NOTE 8 - STOCKHOLDERS' EQUITY

During the year ended December 31, 2008, the Company issued 75,000 shares of common stock valued at $18,000 ($0.24 per share based on closing value) to its Board of Directors for services rendered.

During the year ended December 31, 2007, the Company issued 75,000 shares of common stock valued at $11,250 ($0.15 per share based on closing value) to its Board of Directors for services rendered.

During the year ended December 31, 2007, the board of directors of the Company approved a buyback of up to five million Company shares of common stock on the open market.

During the year ended December 31, 2007 no purchases were made. Between October 6, 2008 and November 17, 2008, we repurchased under the 2007 repurchase program, 40,300 shares of our common stock in the open market at a cost ranging from $0.128 to $0.168 per share, totaling $5,953. On December 12, 2008, we repurchased under the 2007 repurchase program, 250,000 shares of our common stock directly from a shareholder for $0.13 per share, totaling $32,500.

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

During the year ended December 31, 2007, the Company granted options to purchase 20,000 shares of common stock to a consultant for services rendered. These options, which vested immediately, have an exercise price of $0.10 per share and are exercisable through July 23, 2012. These options were valued at $1,907 using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 4.9%, dividend yield of 0.0%, volatility of 126% and expected life of 5 years.

During the years ended December 31, 2008 and 2007, options to purchase 978,775 and 168,000 shares of common stock, respectively, expired. The Company recognized the value of these options in the amounts of $232,312 and $29,230 during 2008 and 2007 respectively, as additional paid in capital.

Index

Outstanding Stock Options and Warrants - A summary of stock option and warrant activity for the years ended December 31, 2008 and 2007 is as follows:

	Options and Warrants	Exercise Price Range			Weighted - Average Exercise Price
Balance, December 31, 2006	3,317,621	0.10	-	1.55	0.28
Granted	20,000	0.10	-	0.10	0.10
Expired	(168,000)	0.17	-	0.30	0.25
Balance, December 31, 2007	3,169,621	$0.10	-	1.55	$0.28
Expired	(978,775)	0.10	-	0.35	0.17
Balance, December 31, 2008	2,190,846	0.10	-	1.55	0.32
Exercisable, December 31, 2008	2,190,846	$0.10	-	1.55	$0.32
Weighted-average fair value of options granted during the year ended December 31, 2007					$0.10
Weighted-average fair value of options granted during the year ended December 31, 2008					$-

The fair value of stock options was determined at the grant dates using the Black-Scholes option-pricing model with the following weighted-average assumptions for the year ended December 31, 2007, risk-free interest rate of 4.9%, dividend yield of 0 percent, volatility of 126%, and expected life of 5 years.

A summary of the options and warrants outstanding and exercisable as of December 31, 2008 follows:

	Outstanding				Exercisable
Range of Exercise Prices	Number Outstanding	Weighted - Average Remaining Contractual Life	Weighted - Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted - Average Exercise Price	Aggregate Intrinsic Value
$0.10 - 0.37	2,177,203	8.5 years	$0.32	$697,378	2,177,203	$0.32	$697,378
0.90 - 1.55	13,643	10.0 years	0.94	12,760	13,643	0.94	12,760
$0.10 - 1.55	2,190,846	8.5 years	$0.32	$710,138	2,190,846	$0.32	$710,138

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

At December 31, 2008, the Company had cash in excess of federally insured limits of $196,127.

At December 31, 2008, the Company had accounts receivable from two customers accounting for 77.3% of total accounts receivable.

During the year ended December 31, 2008, revenues from one customer accounted for 18.5% of total revenues.

Index

ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).        CONTROLS AND PROCEDURES

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

        Our management evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework  issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon that evaluation, management concluded that the company's internal control over financial reporting was effective as of December 31, 2008.

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

ATTESTATION REPORT OF THE REGISTERED PUBLIC ACCOUNTING FIRM

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

CHANGES IN INTERNAL CONTROLS

During the fiscal quarter ended December 31, 2008, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

ITEM 9B.     OTHER INFORMATION

Not applicable.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following information is furnished with respect to our directors and executive officer. There are no family relationships between or among any of our directors or executive officer. Our executive officer is an employee of eRoomSystem Technologies and serves at the discretion of our board.

Directors and Executive Officers

Name	Age	Position
David A. Gestetner	36	President, Chief Executive Officer, Secretary and Chairman of the Board
Herbert A. Hardt	66	Director
James C. Savas	48	Director
Lawrence K. Wein	66	Director

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

Our board has authorized two standing committees, an audit committee and a compensation committee

Audit Committee. The audit committee, which was formed on August 18, 2000, is currently comprised of Messrs. Hardt and Savas. The chairman of the audit committee is Mr. Hardt. The audit committee met three times during the fiscal year ended December 31, 2008. The audit committee has the responsibility to:

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

Compensation Committee. The compensation committee, which was formed on August 18, 2000, is currently comprised of Messrs. Hardt and Wein. The compensation committee met once during the fiscal year ended December 31, 2008. In general, the compensation committee's authority and oversight extends to total compensation, including base salaries, bonuses, stock options, and other forms of compensation.

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

To our knowledge, based solely on review of the copies of such reports furnished to us and written representations, we believe that during the fiscal year ended December 31, 2008 all applicable filing requirements were complied with by our executive officers and directors.

Code of Ethics

Our Board of Directors has not yet adopted a written Code of Business Conduct and Ethics.

ITEM 11.      EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth summary information concerning the total remuneration paid or accrued by eRoomSystem Technologies, to or on behalf of our chief executive officer and our executive officers whose total annual salary exceeded $100,000 during the fiscal years ended December 31, 2008 and 2007. In accordance with the rules of the Commission, the compensation described in this table does not include perquisites and other personal benefits received by the executive officers named in the table below which does not exceed the lesser of $10,000 or 10% of the total salary and bonus reported for the executive officers.

Summary Compensation Table
Name and Principal Position	Year	Salary	Bonus	All Other Compensation	Total
David A. Gestetner,	2008	$150,000	$20,000	$4,800	$174,800
President, Chief Executive	2007	$150,000	$20,000	$4,800	$174,800
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

There were no equity awards granted to or held by our chief executive officer during the fiscal year ended December 31, 2008.

Compensation of Directors

The following table sets forth the equity awards made to members of our board of directors during the fiscal year ended December 31, 2008:

DIRECTOR COMPENSATION
Name	Stock Awards		Option Awards	Total
David Gestetner	$-	[2]	$-	$-
Herbert A. Hardt	$6,000	[1]	$-	$6,000
James C. Savas	$6,000	[1]	$-	$6,000
Lawrence K. Wein	$6,000	[1]	$-	$6,000

(1)	Reflects the issuance of 25,000 shares of common stock to each of Mssrs. Hardt, Wein and Savas.

(2)	As CEO and President of the Company, David Gestetner does not receive director’s compensation.

As compensation for their services, our non-employee directors receive either stock options to purchase 25,000 shares of our common stock or 25,000 unregistered shares of common stock as determined by the compensation committee. Directors who are our employees do not receive compensation for their services as directors.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table is a list of the beneficial ownership of common stock as of February 4, 2009 of (i) all persons who beneficially owned more than 5% of our outstanding common stock, (ii) all directors, (iii) all executive officers and (iv) all directors and executive officers as a group, according to record-ownership listings as of that date, according to the Forms 3, 4 and 5 and Schedules 13D and 13G, of which we have received copies, and according to verification as of February 4, 2009 which we have solicited and received from each director and executive officer. The beneficial ownership is calculated based on 23,757,865 shares of common stock outstanding as of February 4, 2009. Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities and, accordingly, includes shares issuable upon exercise of options that are exercisable or become exercisable within 60 days of February 4, 2009.

Unless otherwise indicated, the persons identified in this table have sole voting and sole investment power with regard to the shares beneficially owned with the following address, c/o eRoomSystem Technologies, Inc., 1072 Madison Ave., Lakewood, NJ 08701.

Executive Officer, Director or Stockholders with Beneficial Ownership of 5% or More	Amount and Nature of Beneficial Ownership		Percent of Class
Ash Capital, LLC	3,830,762	[5]	16.0%
David A. Gestetner	5,157,644	[1]	21.7%
James C. Savas	4,043,275	[2]	16.8%
Herbert A. Hardt	650,821	[3]	2.7%
Lawrence K. Wein	130,000	[4]	0.5%
Executive Officers and Directors, as a group (4 individuals)	9,981,740		41.2%

(1) Reflects the direct ownership of 4,000 shares of common stock. In addition, also includes the beneficial ownership of 5,153,644 shares of common stock held by Gestetner Group, LLC.

(2) Reflects the direct ownership of 98,321 shares of common stock and options to purchase 80,000 shares of common stock, the beneficial ownership of 19,231 shares of common stock and an option to purchase 14,961 shares of common stock held by Providence Management, LLC, an entity for which Mr. Savas is co-manager and 50% owner, and the beneficial ownership of the following securities held by Ash Capital, LLC, or Ash Capital, an entity which Providence Management, LLC serves as the manager and holds a 20% profits interest, (a) 3,685,449 shares of common stock held by Ash Capital, (b) an option to purchase 145,313 shares of common stock. Mr. Savas disclaims any beneficial ownership of the shares of common stock and options to purchase shares of common stock beneficially owned as a result of his affiliation with Ash Capital, except to the extent of his pecuniary interest in such securities.

(3) Reflects the direct ownership of 470,821 shares of common stock and options to purchase 80,000 shares of common stock, and the beneficial ownership of options to purchase 100,000 shares of common stock held by Monness, Crespi & Hardt, an entity of which Mr. Hardt is a principal.

(4)Reflects the direct ownership of 105,000 shares of common stock and options to purchase 25,000 shares of common stock.

(5) Reflects the direct ownership of 3,685,449 shares of common stock and an option to purchase 145,313 shares of common stock. Ash Capital is controlled by Alan C. Ashton, a former member of our board of directors, audit and compensation committees.

Securities authorized for issuance under equity compensation plans

The following table sets forth information about the common stock available for issuance under compensatory plans and arrangements as of December 31, 2008.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities available for future issuance
	(a)	(b)	(c)

Equity compensation plan approved by security holders	1,859,948	$0.33	1,140,052

Equity compensation plans not approved by security holders	330,898	$0.27	-

Total	2,190,846	$0.32	1,140,052

Equity Compensation Plans Approved by Security Holders

The 2000 Stock Option and Incentive Plan, or the 2000 Plan, was adopted by our board on February 3, 2000 and approved by our stockholders on March 29, 2000. The 2000 Plan was amended by our stockholders on May 7, 2001 when the shares of common stock authorized under the 2000 Plan were increased from 2,000,000 shares to 2,400,000 shares, amended on July 29, 2002 by our stockholders effectively increasing the number of shares issuable hereunder to 2,700,000, and amended further on November 15, 2004 by our stockholders effectively increasing the number of shares issuable thereunder to 3,000,000. The 2000 Plan provides us with the vehicle to grant to employees, officers, directors and consultants stock options and bonuses in the form of stock and options. Under the 2000 Plan, we can grant awards for the purchase of up to 3,000,000 shares of common stock in the aggregate, including "incentive stock options" within the meaning of Section 422 of the United States Internal Revenue Code of 1986 and non-qualified stock options. As of February 4, 2009, we had options to purchase 1,859,948 shares of our common stock outstanding under the 2000 Plan.

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

The 2001(B) Stock Option and Incentive Plan consists of 100,894 options to purchase shares of common stock of which 100,894 options were issued to consultants in 2001 at an exercise price ranging from $0.26 to $0.33 with a term of 10 years.

The 2005 Plan Stock Option and Incentive Plan consists of 25,000 warrants to purchase shares of common stock of which 25,000 warrants were issued to a member of the board at an exercise price of $0.35 with a term of 5 years.

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

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is as follows:

Hansen, Barnett & Maxwell, P.C., or HB&M, has served as our independent registered public accounting firm since 2000, and specifically for the fiscal years ended December 31, 2008 and 2007. HB&M was selected by our board of directors as our independent registered public accounting firm for the fiscal year ended December 31, 2008, and by our board of directors and a majority of our common stockholders for the fiscal year ended December 31, 2004.

Our board is responsible for pre-approving all audit and permissible non-audit services provided by HB&M. Our board of directors has concluded that the non-audit services provided by HB&M are compatible with maintaining auditor independence. In 2008, no fees were paid to HB&M pursuant to the "de minimus" exception to the pre-approval policy permitted under the Exchange Act.

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

For the fiscal years ended December 31, 2008 and 2007, the fees for services provided by HB&M were as follows:

	2008	2007
Audit fees (1)	$31,600	$30,000
Audit-related fees (2)	-	-
Tax fees (3)	-	-
All other fees	-	-
	$31,600	$30,000

(1) Audit fees: Fees for the professional services rendered for the audit of our annual financial statements, review of financial statements included in our Form 10-Q filings, and services normally provided in connection with statutory and regulatory filings or engagements.

(2) Audit-related fees: Fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.

(3) Tax fees: Fees for professional services rendered with respect to tax compliance, tax advice and tax planning. This includes preparation of tax returns, claims for refunds, payment planning and tax law interpretation.

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

eRoomSystem Technologies, Inc.

By:	/s/ David A. Gestetner
Name:	David A. Gestetner
Title:	President, Chief Executive Officer, Chief Financial Officer Secretary and Chairman of the Board

Date:	March 12, 2009

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David A. Gestetner	President, Chief Executive Officer,	March 12, 2009
David A. Gestetner	Secretary and Chairman of the Board (Principal Executive Officer and Principal Financial and Accounting Officer)

/s/ Herbert A. Hardt	Director	March 12, 2009
Herbert A. Hardt

/s/ James C. Savas	Director	March 12, 2009
James C. Savas

/s/ Lawrence K. Wein	Director	March 12, 2009
Lawrence K. Wein