Form 10-Q
period 2009-03-31
EROOMSYSTEM TECHNOLOGIES INC
filed 2009-05-14
CIK 1110361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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
Common Stock, $.001 par value
(Title of each class)
_________________________________
(Title of each class)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the proceeding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The number of shares of the issuer’s common stock issued and outstanding as of May 4, 2009 was 24,123,165 shares.

FORM 10-Q

-iii-

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
	2009	2008
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,186,781	$2,135,814
Accounts receivable, net of allowance for doubtful accounts of $17,848 and $22,040 at March 31, 2009 and December 31, 2008, respectively	114,583	124,897
Notes receivable	522,192	512,603
Prepaid expenses	99,624	114,512
Total Current Assets	2,923,180	2,887,826
REFRESHMENT CENTERS IN SERVICE, net of accumulated depreciation of
$1,041,083 and $1,015,582 at March 31, 2009 and December 21, 2008, respectively	72,888	98,389
PROPERTY AND EQUIPMENT
Computer and office equipment, net of accumulated depreciation of $10,302 and $9,214, at March 31, 2009 and December 31, 2008, respectively	9,548	9,591
INVESTMENT IN MARKETABLE SECURITIES	14,075	14,075
NOTE RECEIVABLE	179,612	183,159
DEPOSITS	3,150	2,250
Total Assets	$3,202,453	$3,195,290

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$64,438	$51,687
Accrued liabilities	45,096	52,534
Customer deposits	2,004	2,004
Deferred maintenance revenue	4,517	7,346
Total Current Liabilities	116,055	113,571
Total Liabilities	116,055	113,571
COMMITMENTS AND CONTINGENCIES	-	-
STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none outstanding	-	-
Common stock, $0.001 par value; 50,000,000 shares authorized: shares 24,048,165 shares outstanding at March 31, 2009 and December 31, 2008	24,048	24,048
Additional paid-in capital	34,056,286	34,042,247
Treasury stock at cost 290,300 at March 31, 2009 and December 31, 2008	(38,453)	(38,453)
Warrants and options outstanding	103,123	114,273
Accumulated deficit	(31,008,606)	(31,010,396)
Accumulated other comprehensive loss	(50,000)	(50,000)
Total Stockholders' Equity	3,086,398	3,081,719

Total Liabilities and Stockholders' Equity	$3,202,453	$3,195,290

See accompanying notes to consolidated financial statements

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

For the three months ended March 31,	2009	2008

REVENUE
Revenue-sharing arrangements	$81,616	$187,481
Maintenance fees	42,456	55,305
Product sales	17,033	16,448
Total Revenue	141,105	259,234

COST OF REVENUE
Revenue-sharing arrangements	25,502	85,601
Maintenance	7,623	20,007
Product sales	15,394	12,140
Total Cost of Revenue	48,519	117,748
GROSS MARGIN	92,586	141,486

OPERATING EXPENSES
Selling, general and administrative expense, including non-cash compensation of $2,889 and $0, respectively	128,589	143,435
Research and development expense	-	27,216
Interest and other income	(37,793)	(33,690)
Net Operating Expenses	90,796	136,961
Income from Operations	1,790	4,525
Net Income	$1,790	$4,525

Basic Earnings Per Common Share	$0.00	$0.00
Diluted Earnings Per Common Share	$0.00	$0.00

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the three months ended March 31,	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,790	$4,525
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	26,589	86,146
Gain on sale of refreshment centers	-	10,878
Interest income from other receivable	(9,589)	(3,750)
Non-cash compensation expense	2,889	-
Changes in operating assets and liabilities:
Accounts receivable	(27,686)	(14,000)
Prepaid expenses	14,888	(7,274)
Accounts payable	12,751	24,045
Accrued liabilities	(7,438)	(30,240)
Customer deposits and deferred maintenance revenue	(2,829)	55,751

Net Cash Provided By Operating Activities	11,365	126,081

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(1,045)	(809)
Proceeds from sale of refreshment centers	38,000	-
Purchase of marketable securities available for sale	-	(926,998)
Sale of marketable securities availabe for sale	-	1,325,000
Proceeds from note receivable	3,547	-
Change in long term deposits and restricted funds	(900)	(950)

Net Cash Provided by Investing Activities	39,602	396,243

CASH FLOWS FROM FINANCING ACTIVITIES

Net Cash Used in Financing Activities	-	-

Net Increase in Cash	50,967	522,324

Cash at Beginning of Period	2,135,814	355,970

Cash at End of Period	$2,186,781	$878,294

Supplemental Cash Flows Information
Cash paid for interest	$-	$-

See accompanying notes to consolidated financial statements

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Condensed Financial Statements - The accompanying unaudited condensed consolidated financial statements include the accounts of eRoomSystem Technologies, Inc. and its subsidiaries (the "Company"). These financial statements are condensed and, therefore, do not include all disclosures normally required by generally accepted accounting principles. These statements should be read in conjunction with the Company's audited financial statements for the fiscal year ended December 31, 2008 included in the Company's Annual Report on Form 10-K. In particular, the Company's organization, nature of operations and significant accounting principles were presented in Note 1 to the consolidated financial statements in that annual report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying unaudited condensed consolidated financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying unaudited condensed consolidated financial statements for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2009.

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

The following table is a reconciliation of the numerators and denominators used in the calculation of basic and diluted weighted-average common shares outstanding for the three months ended March 31, 2009 and 2008:

	2009	2008
Basic net income	$1,790	$4,525
Diluted net income	$1,790	$4,525
Basic weighted-average common shares outstanding	24,048,165	23,973,165
Effect of dilutive securities
Stock options and warrants	13,825	316,271
Diluted weighted-average common shares outstanding	24,061,990	24,289,436
Basic earnings per share	$0.00	$0.00
Diluted earnings per share	$0.00	$0.00

During the three months ended March 31, 2009 and 2008, there were potential common stock equivalents from options and warrants of 2,142,019 and 2,828,350, respectively, which were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

NOTE 2 - BUSINESS CONDITION

During the year ended December 31, 2008 and the three months ended March 31, 2009, the Company realized a net gain of $72,231 and $1,790, respectively. During the year ended December 31, 2008 and the three months ended March 31, 2009, the Company's operations provided $240,326 and $11,365 of cash, respectively. The Company had a cash balance of $2,186,781 as of March 31, 2009. Up until the year ended December 31, 2004, the Company suffered recurring losses. Although the Company realized net income in the past five years, the Company revenue has been decreasing as the Company’s existing hotel revenue-sharing and maintenance contracts conclude. Realization of continued profitable operations is not assured. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern. Management would like to acquire an existing operating company to enable the Company to increase revenues and long-term viability, and is continuously performing due diligence on third party companies for this purpose. The Company has also been performing research regarding potential further investments in either privately-held or publicly traded emerging growth stage companies.

NOTE 3 – NOTE RECEIVABLE

On July 7, 2008, the Company funded an escrow account in the amount of $500,000 and signed an agreement to provide a secure loan to BlackBird Corporation, a Florida corporation (“BlackBird”), an unrelated entity. The funding of the loan was contingent on completion of a transaction by BlackBird to acquire an unrelated company, USA Datanet Corporation. The acquisition took place on July 24, 2008.

The loan is evidenced by a 10% senior secured convertible promissory note, made by BlackBird in favor of the Company (the “Secured Note”). The Secured Note matures on June 30, 2009 and bears interest at an annual rate of 10% through December 31, 2008. Starting January 1, 2009, the annual rate increases to 18% with interest payable quarterly on the last business day of each quarter.

NOTE 4 - STOCKHOLDERS’ EQUITY

During the three months ended March 31, 2009, options to purchase 60,000 shares of common stock expired. The Company recognized the carrying value of these options in the amount of $11,150 as additional paid in capital.

During the three months ended March 31, 2008, the Company granted options to purchase 25,000 shares of common stock to an employee for services rendered. These options, which vested immediately, have an exercise price of $0.14 per share and are exercisable through March 3, 2014. These options were valued at $2,889 using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 1.87%, dividend yield of 0.0%, volatility of 119% and expected life of 5 years.

NOTE 5 – SUBSEQUENT EVENT

On April 23, 2008, the Company issued 75,000 shares of common stock to its Board of Directors in recognition of services rendered. These shares were valued at $11,250 ($0.15 per share based on closing value).

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

Certain information included herein contains statements that may be considered forward-looking statements, such as statements relating to our anticipated revenues, gross margin and operating results, future performance and operations, plans for future expansion, capital spending, sources of liquidity and financing sources. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future, and accordingly, such results may differ from those expressed in any forward-looking statements made herein. These risks and uncertainties include, but are not limited to, those relating to our liquidity requirements, the continued growth of the lodging industry, the success of our product-development, marketing and sales activities, vigorous competition in the lodging industry, dependence on existing management, leverage and debt service (including sensitivity to fluctuations in interest rates), domestic or global economic conditions, the inherent uncertainty and costs of prolonged arbitration or litigation, and changes in federal or state tax laws or the administration of such laws. A complete discussion of these risks and uncertainties are contained in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 12, 2009.

Overview

Our core business is the development and installation of an intelligent, in-room computer platform and communications network, or the eRoomSystem, for the lodging industry. The eRoomSystem is a computerized platform and processor-based system designed to collect and control data. The eRoomSystem supports our fully automated and interactive eRoomServ refreshment centers, eRoomSafes, eRoomEnergy products, and the eRoomTray. In 2005, we commenced our diversification strategy of investing in third party emerging growth companies. To this end, we have an investment totaling $10,000 in Identica Holdings Corporation (“Identica”). In addition, we have loaned Identica $150,000 in cash. The loan is secured by a security interest in all the assets of Identica and is evidenced by a promissory note. The loan has been continuously extended and is presently due on May 20, 2009. In consideration for making the loan, Identica issued a warrant to us to purchase one million (1,000,000) shares of common stock of Identica, exercisable at $0.15 per share at any time through May 20, 2010. We may make additional investments in promising emerging growth companies, and potentially acquire an operating company if the opportunity arises.

On July 24, 2008, we provided a secured loan to BlackBird Corporation, a Florida corporation (“BlackBird”), an unrelated entity. The funding of the loan took place on completion of a transaction by BlackBird to acquire an unrelated company, USA Datanet Corporation. The acquisition took place on July 24, 2008. The loan is evidenced by a 10% senior secured convertible promissory note, made by BlackBird (the “Secured Note”). The Secured Note matures on June 30, 2009 and the interest rate increased to 18% annually as of January 1, 2009, with interest payable quarterly on the last business day of each quarter.

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

Our revenue-sharing program provides us with a seven-year revenue stream under each revenue-sharing agreement. Because many of our customers in the lodging industry traditionally have limited capacity to finance the purchase of our products, we designed our revenue-sharing program accordingly. Through our revenue-sharing plan, we have installed our products at little or no upfront cost to our customers and share in the recurring revenues generated from sales of goods and services related to our products. We retain the ownership of the eRoomServ refreshment centers and eRoomSafes throughout the term of the revenue-sharing agreements and the right to re-deploy any systems returned to us upon the expiration or earlier termination of the revenue-sharing agreements. We have failed to place any products, either on a revenue sharing or sale basis in the prior five fiscal years, and we have no present intention of placing new products in the future. We do, however, intend to continue to service and maintain our existing installed product base for the remaining life of the contracts relating thereto.

Our revenues over the past years have been declining as we have focused on service and maintenance of our existing installed products and have not installed new products at hotels and as existing revenue sharing agreements conclude. Given the foregoing, in 2005 we commenced our diversification strategy to invest in emerging growth companies. To this end, we invested in Identica Holdings Corporation, a privately held distributor and integrator of next-generation biometric security solutions a company that has since filed a registration statement with the Securities and Exchange Commission, including the TechSphere hand vascular pattern biometric technology. We continue to explore opportunities and perform due diligence on third parties with respect to additional potential investments. At this time, we have not reached a definitive agreement to make further investments. In addition, we may acquire an operating company in the future if the opportunity arises. Over time, we may realize revenues from the sale of securities purchased from Identica, and other third party companies, if applicable. The timing and return on such investments, however, cannot be assured.

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

Research and development expenses consist of payroll and related costs for hardware and software engineers, quality assurance specialists, management personnel, and the costs of materials used by our consultants in the maintenance of our existing installed products as well as research and development for new products. There were no research and development expenses in the three months ended March 31, 2009.

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

Results of Operations

Comparison of Three Months Ended March 31, 2009 and 2008

Revenues

Revenue Sharing Arrangements — Our revenue from revenue sharing arrangements was $81,616 for the three months ended March 31, 2009, compared to $187,481 for the three months ended March 31, 2008, representing a decrease of $105,865, or 56.5%. The decrease in revenue sharing revenue was due to the completion of a number of revenue sharing contracts in 2009 and 2008.

Maintenance Fee Revenues — Maintenance fee revenues were $42,456 for the three months ended March 31, 2009, compared to $55,305 for the three months ended March 31, 2008, representing a decrease of $12,849 or 23.2%. The decrease in maintenance fee revenue was due to the completion of a number of revenue sharing and maintenance contracts in 2009 and 2008.

Product Sales — Revenue from product sales was $17,033 for the three months ended March 31, 2009, compared to $16,448 for the three months ended March 31, 2008, representing an increase of $585 or 3.6%. The increase in product sales revenues was immaterial.

Cost of Revenue

Cost of Revenue Sharing Revenue — Cost of revenue sharing revenue was $25,502 for the three months ended March 31, 2009, compared to $85,601 for the three months ended March 31, 2008 representing a decrease of $60,099 or 70.2%. The gross margin percentage on revenue sharing revenue was 68.8% for the three months ended March 31, 2009, compared to 54.3% for the three months ended March 31, 2008. The increase in gross margin percentage relating to revenue sharing revenue is due to the completion of some revenue sharing contracts in 2009 and 2008.

Cost of Maintenance Fee Revenue — Our cost of maintenance fee revenue was $7,623 for the three months ended March 31, 2009, compared to $20,007 for the three months ended March 31, 2008, representing an decrease of $12,384, or 61.9%. The gross margin percentage on maintenance fee revenues was 82.0% for the three months ended March 31, 2009, compared to 63.8% for the three months ended March 31, 2008. The decrease in our cost of maintenance fee revenue was due to the decrease in revenue share contracts.

Cost of Product Sales Revenue — Our cost of product sales revenue for the three months ended March 31, 2009 was $15,394, compared to $12,140 for the three months ended March 31, 2008, an increase of $3,254, or 26.8%. The gross margin percentage on revenue from product sales revenue was 9.6% for the three months ended March 31, 2009, compared to 26.2% for the three months ended March 31, 2008. The increase in cost of product sales revenue relates to the low margin on the sale of parts sold in the three months ended March 31, 2009 versus the three months ended March 31, 2008.

The changes and percent changes with respect to our revenues and our cost of revenue for the three months ended March 31, 2009 and 2008 are summarized as follows:

For the Three Months Ended March 31	2009	2008	Change	Percent Change

REVENUE
Revenue-sharing arrangements	$81,616	$187,481	$(105,865)	-56.5%
Maintenance fees	42,456	55,305	(12,849)	-23.2%
Product sales	17,033	16,448	585	3.6%
Total Revenue	141,105	259,234	(118,129)	-45.6%

COST OF REVENUE
Revenue-sharing arrangements	25,502	85,601	(60,099)	-70.2%
Maintenance	7,623	20,007	(12,384)	-61.9%
Product sales	15,394	12,140	3,254	26.8%
Total Cost of Revenue	$48,519	$117,748	$(69,229)	-58.8%

GROSS MARGIN PERCENTAGE
Revenue-sharing arrangements	68.8%	54.3%
Maintenance	82.0%	63.8%
Product sales	9.6%	26.2%
Total Gross Margin Percentage	65.6%	54.6%

Although the preceding table summarizes the net changes and percent changes with respect to our revenues and our cost of revenue for the three months ended March 31, 2009 and 2008, the trends contained therein are limited and should not be viewed as a definitive indication of our future results.

Operating Expenses

Selling, General and Administrative — Selling, general and administrative expenses, including non-cash compensation expense, were $128,589 for the three months ended March 31, 2009, compared to $143,435 for the three months ended March 31, 2008, representing a decrease of $14,846, or 10.4%. The decrease in our selling, general and administrative expenses our ongoing commitment to further reduce fixed overhead expenses.

Research and Development—Research and development expenses were $zero for the three months ended March 31, 2009, compared to $27,216 for the three months ended March 31, 2008 representing an decrease of $27,216. The decrease in our research and development expenses for the three months ended March 31, 2009 reflects no further product development in 2009.

Interest and other income was $37,793 for the three months ended March 31, 2009 as compared to $33,690 for the three months ended March 31, 2008 representing an increase of $4,103 or 12.2%. The increase was due to the increased interest earned on Blackbird which offset the decreasing rates earned on our cash.

Net Income Attributable to Common Stockholders

We realized net income of $1,790 for the three months ended March 31, 2009, compared to $4,525 during the three months ended March 31, 2008. The $2,735 decrease in net income was primarily due to decreasing revenue sharing agreements. We may incur losses in the future as existing revenue sharing agreements with our hotel clients expire.

Liquidity and Capital Resources

At March 31, 2009, our principal sources of liquidity consisted of $2,186,781 of cash and working capital of $2,807,125, as compared to $2,135,814 of cash and working capital of $2,774,255 at December 31, 2008. In addition, our stockholders' equity was $3,086,398 at March 31, 2009, compared to stockholders' equity of $3,081,719 at December 31, 2008, an increase of $4,679. The increase in cash reflects the increase in working capital, and increase in stockholders' equity.

Our accumulated deficit decreased from $31,010,396 at December 31, 2008 to $31,008,686 at March 31, 2008. The $1,790 decrease in accumulated deficit resulted directly from the net income realized for the three months ended March 31, 2009. Our accumulated deficit may increase in the future as existing revenue sharing agreements with our hotel clients expire.

Our operations provided net cash of $11,365 for the three months ended March 31, 2009, compared to $126,081 during the three months ended March 31, 2008.

Investing activities for the three months ended March 31, 2009 provided net cash of $39,602, compared to $396,243 of net cash provided during the three months ended March 31, 2008. The change consisted primarily of an increase in the sale of investment securities.

There were no financing activities in the three months ended March 31, 2009 and 2008.

Contractual Cash Obligations and Commercial Commitments

There were no significant contractual cash obligations or commercial commitments either on or off balance sheet as of March 31, 2009.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 4(T).  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our Chief Executive Officer and Chief Financial Officer has reviewed the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q and have concluded that the disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner.

Changes in Internal Controls over Financial Reporting

There have been no changes  in the  Company’s  internal  control  over  financial reporting identified in connection with the evaluation required by paragraph (d) of Rule  240.15d-15  that occurred during the Company’s last fiscal quarter that has  materially  affected,  or is reasonable  likely to materially  affect,  the Company internal control over financial reporting.

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

Item 1A. Risk Factors.

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

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

Date: May 13, 2009

	By:	/s/ David A. Gestetner
	Name:	David A. Gestetner
	Title:	President, Chief Executive Officer, Secretary,
and Chairman of the Board
(Principal Executive, Financial,
and Accounting Officer)