Form 10-Q
period 2009-06-30
EROOMSYSTEM TECHNOLOGIES INC
filed 2009-08-13
CIK 1110361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Yes ☐ No ☒

The number of shares of the issuer’s common stock issued and outstanding as of July 31, 2009 was 24,123,165 shares.

FORM 10-Q

TABLE OF CONTENTS

-iii-

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
	2009	2008
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,219,947	$2,135,814
Accounts receivable, net of allowance for doubtful accounts of $17,431 and $22,040 at June 30, 2009 and December 31, 2008, respectively	98,777	124,897
Notes receivable	522,438	512,603
Prepaid expenses	85,416	114,512
Total Current Assets	2,926,578	2,887,826

REFRESHMENT CENTERS IN SERVICE, net of accumulated depreciation of $1,027,976 and $1,015,582 at June 30, 2009 and December 21, 2008, respectively	51,438	98,389

PROPERTY AND EQUIPMENT
Computer and office equipment, net of accumulated depreciation of $11,359 and $9,214, at June 30, 2009 and December 31, 2008, respectively	10,094	9,591
INVESTMENT IN MARKETABLE SECURITIES	14,075	14,075
NOTE RECEIVABLE	185,667	183,159

DEPOSITS	3,150	2,250
Total Assets	$3,191,002	$3,195,290

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	33,507	$51,687
Accrued liabilities	46,769	52,534
Customer deposits	2,004	2,004
Deferred maintenance revenue	5,054	7,346

Total Current Liabilities	87,334	113,571

Total Liabilities	87,334	113,571
COMMITMENTS AND CONTINGENCIES	-	-
STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none outstanding	-	-
Common stock, $0.001 par value; 50,000,000 shares authorized: shares 24,123,165 and 24,048,165 shares outstanding at June 30, 2009 and December 31, 2008 respectively	24,123	24,048
Additional paid-in capital	34,072,418	34,042,247
Treasury stock at cost 290,300 at June 30, 2009 and December 31, 2008	(38,453)	(38,453)
Warrants and options outstanding	103,123	114,273
Accumulated deficit	(31,007,543)	(31,010,396)
Accumulated other comprehensive loss	(50,000)	(50,000)
Total Stockholders' Equity	3,103,668	3,081,719

Total Liabilities and Stockholders' Equity	$3,191,002	$3,195,290

See accompanying notes to unaudited condensed consolidated financial statements

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008

REVENUE
Revenue-sharing arrangements	$67,199	$148,324	$148,815	$335,805
Maintenance fees	33,372	56,193	75,828	111,498
Product sales	23,073	79,920	40,106	96,368

Total Revenue	123,644	284,437	264,749	543,671

COST OF REVENUE
Revenue-sharing arrangements	21,449	65,162	46,951	150,763
Loss on impairment of refreshment centers	-	64,835	-	64,835
Maintenance	-	25,502	7,623	45,509
Product sales	17,361	13,958	32,755	26,098

Total Cost of Revenue	38,810	169,457	87,329	287,205

GROSS MARGIN	84,834	114,980	177,420	256,466

OPERATING EXPENSES
Selling, general and administrative expense, including non-cash compensation of $16,207, $18,000, $19,096 and $18,000, respectively	114,628	110,532	243,217	253,967
Research and development expense	5,085	10,112	5,085	37,328
Interest and other income	(35,942)	(26,355)	(73,735)	(60,045)

Net Operating Expenses	83,771	94,289	174,567	231,250

Income from Operations	1,063	20,691	2,853	25,216

Net Income	$1,063	$20,691	$2,853	$25,216

Basic Earnings Per Common Share	$0.00	$0.00	$0.00	$0.00

Diluted Earnings Per Common Share	$0.00	$0.00	$0.00	$0.00

See accompanying notes to unaudited condensed consolidated financial statements

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Six Months Ended June 30	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,853	$25,216
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	49,096	151,893
Gain on sale of refreshment centers	(1,250)	(71,615)
Loss on impairment of refreshment centers	-	64,835
Interest income from other receivable	(12,343)	(7,546)
Non-cash compensation expense	19,096	18,000
Changes in operating assets and liabilities:
Accounts receivable	(11,880)	37,185
Prepaid expenses	29,096	(480)
Accounts payable	(18,180)	(5,846)
Accrued liabilities	(5,765)	(23,435)
Customer deposits and deferred maintenance revenue	(2,292)	2,477

Net Cash Provided By Operating Activities	48,431	190,684

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(2,648)	(1,032)
Proceeds from sale of refreshment centers	39,250	65,948
Purchase of investment	-	(926,998)
Sale of investment	-	2,375,000
Change in long term deposits and restricted funds	(900)	182

Net Cash Provided by Investing Activities	35,702	1,513,100

CASH FLOWS FROM FINANCING ACTIVITIES
Net Cash Used in Financing Activities	-	-

Net Increase in Cash	84,133	1,703,784

Cash at Beginning of Period	2,135,814	355,970

Cash at End of Period	$2,219,947	$2,059,754

Supplemental Cash Flows Information
Cash paid for interest	$-	$-

See accompanying notes to unaudited condensed consolidated financial statements

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Condensed Financial Statements - The accompanying unaudited condensed consolidated financial statements include the accounts of eRoomSystem Technologies, Inc. and its subsidiaries (the "Company"). These financial statements are condensed and, therefore, do not include all disclosures normally required by generally accepted accounting principles. These statements should be read in conjunction with the Company's audited financial statements for the fiscal year ended December 31, 2008 included in the Company's Annual Report on Form 10-K. In particular, the Company's organization, nature of operations and significant accounting principles were presented in Note 1 to the consolidated financial statements in that annual report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying unaudited condensed consolidated financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying unaudited condensed consolidated financial statements for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2009.

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

The following table is a reconciliation of the numerators and denominators used in the calculation of basic and diluted weighted-average common shares outstanding for the three and six months ended June 30, 2009 and 2008:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2009	2008	2009	2008
Basic net income	$1,063	$20,691	$2,853	$25,216
Diluted net income	$1,063	$20,691	$2,853	$25,216

Basic weighted-average common shares outstanding	24,104,209	24,002,011	24,076,342	23,987,668
Effect of dilutive securities Stock options and warrants	3,333	366,426	3,333	351,410

Diluted weighted-average common shares outstanding	24,107,542	24,368,437	24,079,675	24,339,078
Basic earnings per share	$0.00	$0.00	$0.00	$0.00
Diluted earnings per share	$0.00	$0.00	$0.00	$0.00

During the three and six months ended June 30, 2009 and 2008, there were potential common stock equivalents from options and warrants of 2,202,511, 2,768,195, 2,202,511 and 2,783,211, respectively, which were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

NOTE 2 - BUSINESS CONDITION

During the year ended December 31, 2008 and the six months ended June 30, 2009, the Company realized a net gain of $72,231 and $2,853, respectively. During the year ended December 31, 2008 and the six months ended June 30, 2009, the Company's operations provided $240,326 and $48,431 of cash, respectively. The Company had a cash balance of $2,219,947 as of June 30, 2009. Up until the year ended December 31, 2004, the Company suffered recurring losses. Although the Company realized net income in the past five years, the Company revenue has been decreasing as the Company’s existing hotel revenue-sharing and maintenance contracts conclude. Realization of continued profitable operations is not assured. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern. Management would like to acquire an existing operating company to enable the Company to increase revenues and long-term viability, and is continuously performing due diligence on third party companies for this purpose. The Company has also been performing research regarding potential further investments in either privately-held or publicly traded emerging growth stage companies.

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

The loan is evidenced by a 18% senior secured convertible promissory note, made by BlackBird in favor of the Company (the “Secured Note”). The Secured Note was extended to December 31, 2009 and bears interest at an annual rate of 18% with interest payable quarterly on the last business day of each quarter.

NOTE 4 – PURCHASE OF ASSETS

On Jun 17, 2009, the Company purchased the assets of Kooltech SPE which had been acquired by Cardinal Pointe Capital (“CPC”). CPC sold the minibars, baskets and stock owned by Kooltech SPE to the Company. The Company has formed a subsidiary, eFridge, LLC (“eFridge”) for the purposes of this purchase. The purchase price is an amount equal to thirty percent (30%) of eFridge’s EBITDA and an amount equal to thirty percent (30%) of New Equipment Cash Flow (as hereinafter defined).  Payment of the Purchase Price shall be made by eFridge to CPC on a monthly basis within twenty days after the end of each month, based on the eFridge’s EBITDA and the New Equipment Cash Flow for the month then ended.

Because payment of the purchase price is dependent on a future unknown EBITDA, it is not assured. Therefore, no carrying value has been assigned to these assets.

New Equipment Cash Flow: To the extent new equipment is purchased by eFridge with the monies earned from the equipment currently placed in Hotels and not paid out to CPC, CPC shall receive, in addition to its 30% share of eFridge’s EBITDA, 30% of eFridge’s cash flow related to the New Equipment.

In addition, the Company agreed that in the event eFridge or any other subsidiary of the Company purchase any new Kooltech equipment from the manufacturers thereof or broker the sale of new Kooltech equipment or equipment materially similar to Kooltech’s to third parties, they will pay to CPC an amount equal to $30 per mini-bar and $15 per automated basket so purchased or brokered.

NOTE 5 - STOCKHOLDERS’ EQUITY

During the six months ended June 30, 2009, options to purchase 60,000 shares of common stock expired. The Company recognized the carrying value of these options in the amount of $11,150 as additional paid in capital.

During the six months ended June 30, 2008, the Company granted options to purchase 75,000 shares of common stock to an employee for services rendered. These options, which vested immediately, have an exercise price ranging from $0.12 to $0.14 per share and are exercisable through June 16, 2014. These options were valued at $7,846 using the Black-Scholes option pricing model with the following assumptions: risk free interest rate ranging from 1.87% to 2.70%, dividend yield of 0.0%, volatility ranging from 118% to 119% and expected life of 5 years.

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

Overview

Our core business is the development and installation of an intelligent, in-room computer platform and communications network, or the eRoomSystem, for the lodging industry. The eRoomSystem is a computerized platform and processor-based system designed to collect and control data. The eRoomSystem supports our fully automated and interactive eRoomServ refreshment centers, eRoomSafes, eRoomEnergy products, and the eRoomTray. In 2005, we commenced our diversification strategy of investing in third party emerging growth companies. To this end, we have an investment totaling $10,000 in Identica Holdings Corporation (“Identica”). In addition, we have loaned Identica $150,000 in cash. The loan is secured by a security interest in all the assets of Identica and is evidenced by a promissory note. The loan has been continuously extended and is presently due on August 20, 2009. In consideration for making the loan, Identica issued a warrant to us to purchase one million (1,000,000) shares of common stock of Identica, exercisable at $0.15 per share at any time through May 20, 2010. In consideration for an extension of the note, the warrant expiration has been extended to five years after the date the Identica shares are quoted saleable to the public. We may make additional investments in promising emerging growth companies, and potentially acquire an operating company if the opportunity arises.

On July 24, 2008, we provided a secured loan to BlackBird Corporation, a Florida corporation (“BlackBird”), an unrelated entity. The funding of the loan took place on completion of a transaction by BlackBird to acquire an unrelated company, USA Datanet Corporation. The acquisition took place on July 24, 2008. The loan is evidenced by a 10% senior secured convertible promissory note, made by BlackBird (the “Secured Note”). The Secured Note matured on June 30, 2009 and the interest rate increased to 18% annually as of January 1, 2009, with interest payable quarterly on the last business day of each quarter. An extension to the note was provided through December 31, 2009 at an interest rate of 18%.

On Jun 17, 2009, the Company purchased the assets of Kooltech SPE which had been acquired by Cardinal Pointe Capital (“CPC”). CPC sold the minibars, baskets and stock owned by Kooltech SPE to the Company. The Company has formed a subsidiary, eFridge, LLC (“eFridge”) for the purposes of this purchase. The purchase price is an amount equal to thirty percent (30%) of eFridge’s EBITDA and an amount equal to thirty percent (30%) of New Equipment Cash Flow.  Payment of the Purchase Price shall be made by eFridge to CPC on a monthly basis within twenty days after the end of each month, based on the eFridge’s EBITDA for the month then ended.

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

Our revenue-sharing program provides us with a seven-year revenue stream under each revenue-sharing agreement. Because many of our customers in the lodging industry traditionally have limited capacity to finance the purchase of our products, we designed our revenue-sharing program accordingly. Through our revenue-sharing plan, we have installed our products at little or no upfront cost to our customers and share in the recurring revenues generated from sales of goods and services related to our products. We retain the ownership of the eRoomServ refreshment centers and eRoomSafes throughout the term of the revenue-sharing agreements and the right to re-deploy any systems returned to us upon the expiration or earlier termination of the revenue-sharing agreements. We have failed to place any products, either on a revenue sharing or sale basis in the prior five fiscal years. We do, however, intend to continue to service and maintain our existing installed product base for the remaining life of the contracts relating thereto.

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

Research and development expenses consist of payroll and related costs for hardware and software engineers, quality assurance specialists, management personnel, and the costs of materials used by our consultants in the maintenance of our existing installed products as well as research and development for new products. Research and development expenses in the six months ended June 30, 2009 were $5,085.

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

Results of Operations

Comparison of Three Months Ended June 30, 2009 and 2008

Revenues

Revenue Sharing Arrangements — Our revenue from revenue sharing arrangements was $67,199 for the three months ended June 30, 2009, compared to $148,324 for the three months ended June 30, 2008, representing a decrease of $81,125, or 54.7%. The decrease in revenue sharing revenue was due to the completion of a number of revenue sharing contracts in 2008.

Maintenance Fee Revenues — Maintenance fee revenues were $33,372 for the three months ended June 30, 2009, compared to $56,193 for the three months ended June 30, 2008, representing a decrease of $22,821, or 40.6%. The decrease in maintenance fee revenue was due to the completion of a number of revenue sharing and maintenance contracts in 2008.

Product Sales — Revenue from product sales was $23,073 for the three months ended June 30, 2009, compared to $79,920 for the three months ended June 30, 2008, representing a decrease of $56,847, or 71.1%. The decrease in product sales revenues was primarily due to the decrease in sales of refreshment centers to hotels in the three months ended June 30, 2009.

Cost of Revenue

Cost of Revenue Sharing Revenue — Cost of revenue sharing revenue was $21,449 for the three months ended June 30, 2009, compared to $65,162 for the three months ended June 30, 2008 representing a decrease of $43,713 or 67.1%. The gross margin percentage on revenue sharing revenue was 68.1% for the three months ended June 30, 2009, compared to 56.1% for the three months ended June 30, 2008. The increase in gross margin relating to revenue sharing revenue is due to the completion of some revenue sharing contracts in 2008.

Loss on Impairment of Refreshment Centers — During 2008, the Company assessed the carrying value of certain refreshment centers that had been used by a Hotel and taken out of service and recorded a loss due to impairment of $64,835.

Cost of Maintenance Fee Revenue — Our cost of maintenance fee revenue was $0 for the three months ended June 30, 2009, compared to $25,502 for the three months ended June 30, 2008, representing an decrease of $25,502, or 100%. The gross margin percentage on maintenance fee revenues was 100% for the three months ended June 30, 2009, compared to 54.6% for the three months ended June 30, 2008. The decrease in our cost of maintenance fee revenue was due to the decrease in the equipment being serviced.

Cost of Product Sales Revenue — Our cost of product sales revenue for the three months ended June 30, 2009 was $17,361, compared to $13,958 for the three months ended June 30, 2008, an increase of $3,403, or 24.4%. The gross margin percentage on revenue from product sales revenue was 24.8% for the three months ended June 30, 2009, compared to 82.5% for the three months ended June 30, 2008. The increase in cost of product sales revenue relates to the remaining basis of the refreshment centers sold as well as the basis on the parts sold in the three months ended June 30, 2009 versus the three months ended June 30, 2008.

The changes and percent changes with respect to our revenues and our cost of revenue for the three months ended June 30, 2009 and 2008 are summarized as follows:

	For the Three Months
	Ended June 30,
	2009	2008	Change	Percent Change
REVENUE
Revenue-sharing arrangements	$67,199	$148,324	$(81,125)	-54.7%
Maintenance fees	33,372	56,193	(22,821)	-40.6%
Product sales	23,073	79,920	(56,847)	-71.1%
Total Revenue	123,644	284,437	(160,793)	-56.5%

COST OF REVENUE
Revenue-sharing arrangements	21,449	65,162	(43,713)	-67.1%
Loss on impairment of refreshment centers in serivice	-	64,835	(64,835)	100.0%
Maintenance	-	25,502	(25,502)	-100.0%
Product sales	17,361	13,958	3,403	24.4%
Total Cost of Revenue	$38,810	$169,457	$(130,647)	-77.1%

GROSS MARGIN PERCENTAGE
Revenue-sharing arrangements	68.1%	56.1%
Maintenance	100.0%	54.6%
Product sales	24.8%	82.5%
Total Gross Margin Percentage	68.6%	40.4%

Although the preceding table summarizes the net changes and percent changes with respect to our revenues and our cost of revenue for the three months ended June 30, 2009 and 2008, the trends contained therein are limited and should not be viewed as a definitive indication of our future results.

Operating Expenses

Selling, General and Administrative — Selling, general and administrative expenses, including non-cash compensation expense, were $114,628 for the three months ended June 30, 2009, compared to $110,532 for the three months ended June 30, 2008, representing an increase of $4,096, or 3.7%. The increase in our selling, general and administrative expenses was immaterial.

Research and Development—Research and development expenses were $5,085 for the three months ended June 30, 2009, compared to $10,112 for the three months ended June 30, 2008 representing a decrease of $5,027. The decrease in our research and development expenses for the three months ended June 30, 2009 reflects a decrease in new product development in 2009.

Interest and other income was $35,942 for the three months ended June 30, 2009 as compared to $26,355 for the three months ended June 30, 2008 representing an increase of $9,587, or 36.4%. The increase was due to the interest earned on our increasing balance of cash and cash equivalents.

Net Income Attributable to Common Stockholders

We realized net income of $1,063 for the three months ended June 30, 2009, compared to $20,691 during the three months ended June 30, 2008. The $19,628 decrease in net income was primarily due to decreasing revenue sharing agreements. We may incur losses in the future as existing revenue sharing agreements with our hotel clients continue expire.

Comparison of Six Months Ended June 30, 2009 and 2008

Revenues

Revenue Sharing Arrangements — Our revenue from revenue sharing arrangements was $148,815 for the six months ended June 30, 2009, compared to $335,805 for the six months ended June 30, 2008, representing a decrease of $186,990, or 55.7%. The decrease in revenue sharing revenue was due to the completion of a number of revenue sharing contracts in 2008.

Maintenance Fee Revenues — Maintenance fee revenues were $75,828 for the six months ended June 30, 2009, compared to $111,498 for the six months ended June 30, 2008, representing a decrease of $35,670, or 32%. The decrease in maintenance fee revenue was due to the completion of a number of revenue sharing and maintenance contracts in 2008 and 2009.

Product Sales — Revenue from product sales was $40,106 for the six months ended June 30, 2009, compared to $96,368 for the six months ended June 30, 2008, representing a decrease of $56,262, or 58.4%. The decrease in product sales revenues was primarily due to the decrease in sales of refreshment centers to hotels in the six months ended June 30, 2009.

Cost of Revenue

Cost of Revenue Sharing Revenue — Cost of revenue sharing revenue was $46,951 for the six months ended June 30, 2009, compared to $150,763 for the six months ended June 30, 2008 representing a decrease of $103,812 or 68.9%. The gross margin percentage on revenue sharing revenue was 68.5% for the six months ended June 30, 2009, compared to 55.1% for the six months ended June 30, 2008. The increase in gross margin relating to revenue sharing revenue is due to the completion of some revenue sharing contracts in 2008.

Loss on Impairment of Refreshment Centers — During 2008, the Company assessed the carrying value of certain refreshment centers that had been used by a Hotel and taken out of service and recorded a loss due to impairment of $64,835.

Cost of Maintenance Fee Revenue — Our cost of maintenance fee revenue was $7,623 for the six months ended June 30, 2009, compared to $45,509 for the six months ended June 30, 2008, representing an decrease of $37,886, or 83.2%. The gross margin percentage on maintenance fee revenues was 89.9% for the six months ended June 30, 2009, compared to 59.2% for the six months ended June 30, 2008. The decrease in our cost of maintenance fee revenue was due to the decreased amount of equipment being serviced.

Cost of Product Sales Revenue — Our cost of product sales revenue for the six months ended June 30, 2009 was $32,755, compared to $26,098 for the six months ended June 30, 2008, an increase of $6,657, or 25.5%. The gross margin percentage on revenue from product sales revenue was 18.3% for the six months ended June 30, 2009, compared to 72.9% for the six months ended June 30, 2008. The increase in cost of product sales revenue relates to the increase in parts sold as well as the remaining basis of the refreshment centers sold in the six months ended June 30, 2009 versus the six months ended June 30, 2008.

The changes and percent changes with respect to our revenues and our cost of revenue for the six months ended June 30, 2009 and 2008 are summarized as follows:

	For the Six Months
	Ended June 30,
	2009	2008	Change	Percent Change
REVENUE
Revenue-sharing arrangements	$148,815	$335,805	$(186,990)	-55.7%
Maintenance fees	75,828	111,498	(35,670)	-32.0%
Product sales	40,106	96,368	(56,262)	-58.4%
Total Revenue	264,749	543,671	(278,922)	-51.3%

COST OF REVENUE
Revenue-sharing arrangements	46,951	150,763	(103,812)	-68.9%
Loss on impairment of refreshment centers in serivice	-	64,835	(64,835)	100.0%
Maintenance	7,623	45,509	(37,886)	-83.2%
Product sales	32,755	26,098	6,657	25.5%
Total Cost of Revenue	$87,329	$287,205	$(199,876)	-69.6%

GROSS MARGIN PERCENTAGE
Revenue-sharing arrangements	68.5%	55.1%
Maintenance	89.9%	59.2%
Product sales	18.3%	72.9%
Total Gross Margin Percentage	67.0%	47.2%

Although the preceding table summarizes the net changes and percent changes with respect to our revenues and our cost of revenue for the six months ended June 30, 2009 and 2008, the trends contained therein are limited and should not be viewed as a definitive indication of our future results.

Operating Expenses

Selling, General and Administrative — Selling, general and administrative expenses, including non-cash compensation expense, were $243,217 for the six months ended June 30, 2009, compared to $253,967 for the six months ended June 30, 2008, representing a decrease of $10,750, or 4.2%. The decrease in our selling, general and administrative expenses reflects the write-off of an uncollectible account in 2008.

Research and Development—Research and development expenses were $5,085 for the six months ended June 30, 2009, compared to $37,328 for the six months ended June 30, 2008 representing a decrease of $32,243. The decrease in our research and development expenses for the six months ended June 30, 2009 reflects the decrease in new product development in 2009.

Interest and other income was $73,735 for the six months ended June 30, 2009 as compared to $60,045 for the six months ended June 30, 2008 representing an increase of $13,690, or 22.8%. The increase was due to the interest earned on our increasing balance of cash and cash equivalents as well as the interest earned on our loan receivable.

Net Income Attributable to Common Stockholders

We realized net income of $2,853 for the six months ended June 30, 2009, compared to $25,216 during the six months ended June 30, 2008. The $22,363 decrease in net income was primarily due to decreasing revenue sharing agreements. We may incur losses in the future as existing revenue sharing agreements with our hotel clients expire.

Liquidity and Capital Resources

At June 30, 2009, our principal sources of liquidity consisted of $2,219,947 of cash and working capital of $2,839,244, as compared to $2,135,814 of cash and working capital of $2,774,255 at December 31, 2008. In addition, our stockholders' equity was $3,103,668 at June 30, 2009, compared to stockholders' equity of $3,081,719 at December 31, 2008, an increase of $21,949. The increase in cash reflects the increase in working capital, and increase in stockholders' equity.

Our accumulated deficit decreased from $31,010,396 at December 31, 2008 to $31,007,543 at June 30, 2009. The $2,853 decrease in accumulated deficit resulted directly from the net income realized for the six months ended June 30, 2009. Our accumulated deficit may increase in the future as existing revenue sharing agreements with our hotel clients expire.

Our operations provided net cash of $48,431 for the six months ended June 30, 2009, compared to $190,684 during the six months ended June 30, 2008.

Investing activities for the six months ended June 30, 2009 provided net cash of $35,702, compared to $1,513,100 of net cash provided during the six months ended June 30, 2008. The change consisted primarily of the proceeds from the sale of investment securities in 2008.

There were no financing activities in the six months ended June 30, 2009 and 2008.

Contractual Cash Obligations and Commercial Commitments

There were no significant contractual cash obligations or commercial commitments either on or off balance sheet as of June 30, 2009.

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

Date: August 12, 2009

	By:	/s/ David A. Gestetner
	Name:	David A. Gestetner
	Title:	President, Chief Executive Officer, Secretary,
and Chairman of the Board
(Principal Executive, Financial,
and Accounting Officer)