Form 10-Q
period 2009-09-30
EROOMSYSTEM TECHNOLOGIES INC
filed 2009-11-16
CIK 1110361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐ No  ☒

The number of shares of the issuer’s common stock issued and outstanding as of November 10, 2009 was 24,123,165 shares.

TABLE OF CONTENTS [

-ii-

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30	December 31,
	2009	2008
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,322,514	$2,135,814
Accounts receivable, net of allowance for doubtful accounts of $13,553 and $22,040 at September 30, 2009 and December 31, 2008, respectively	76,795	124,897
Notes receivable	522,685	512,603
Inventory	34,373	-
Prepaid expenses	72,505	114,512
Total Current Assets	3,028,872	2,887,826

REFRESHMENT CENTERS IN SERVICE, net of accumulated depreciation of $801,427 and $1,015,582 at September 30, 2009 and December 21, 2008, respectively	21,275	98,389

PROPERTY AND EQUIPMENT
Computer and office equipment, net of accumulated depreciation of $12,600 and $9,214, at September 30, 2009 and December 31, 2008, respectively	9,237	9,591
INVESTMENT IN MARKETABLE SECURITIES	-	14,075
NOTE RECEIVABLE	-	183,159
DEPOSITS	5,350	2,250
Total Assets	$3,064,734	$3,195,290

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$41,955	$51,687
Accrued liabilities	56,711	52,534
Customer deposits	2,004	2,004
Deferred maintenance revenue	794	7,346

Total Current Liabilities	101,464	113,571

Total Liabilities	101,464	113,571
COMMITMENTS AND CONTINGENCIES	-	-
STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none outstanding	-	-
Common stock, $0.001 par value; 50,000,000 shares authorized: shares 24,123,165 and 24,048,165 shares outstanding at September 30, 2009 and December 31, 2008 respectively	24,123	24,048
Additional paid-in capital	34,073,497	34,042,247
Treasury stock at cost 290,300 shares at September 30, 2009 and December 31, 2008	(38,453)	(38,453)
Warrants and options outstanding	103,123	114,273
Accumulated deficit	(31,149,020)	(31,010,396)
Accumulated other comprehensive loss	(50,000)	(50,000)
Total Stockholders' Equity	2,963,270	3,081,719

Total Liabilities and Stockholders' Equity	$3,064,734	$3,195,290

See accompanying notes to unaudited condensed consolidated financial statements

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008

REVENUE
Revenue-sharing arrangements	$45,559	$114,294	$194,374	$450,099
Maintenance fees	45,158	58,590	120,986	170,088
Product sales	115,277	-	155,383	96,368
Total Revenue	205,994	172,884	470,743	716,555
COST OF REVENUE
Revenue-sharing arrangements	8,691	46,330	55,642	197,093
Loss on impairment of refreshment centers	-	-	-	64,835
Maintenance	23,533	16,638	31,156	62,147
Product sales	96,008	-	128,763	26,098
Total Cost of Revenue	128,232	62,968	215,561	350,173
GROSS MARGIN	77,762	109,916	255,182	366,382

OPERATING EXPENSES
Selling, general and administrative expense, including non-cash compensation of $1,079, $0, $20,175, and $18,000, respectively	237,309	79,158	480,526	333,125
Research and development expense	2,031	48,320	7,116	85,648
Interest and other income	(20,101)	(28,977)	(93,836)	(89,022)
Net Operating Expenses	219,239	98,501	393,806	329,751
Income/(Loss) from Operations	(141,477)	11,415	(138,624)	36,631
Net Income/(Loss)	$(141,477)	$11,415	$(138,624)	$36,631

Basic Earnings/(Loss) Per Common Share	$(0.01)	$0.00	$(0.01)	$0.00
Diluted Earnings/(Loss) Per Common Share	$(0.01)	$0.00	$(0.01)	$0.00

See accompanying notes to unaudited condensed consolidated financial statements

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Nine Months Ended September 30	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)	$(138,624)	$36,631
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	59,027	198,948
Gain on sale of refreshment centers	(7,277)	(71,615)
Loss on impairment of refreshment centers	-	64,835
Loss on investment	14,074	-
Interest income from other receivable	(10,082)	(21,076)
Non-cash compensation expense	20,175	18,000
Changes in operating assets and liabilities:
Accounts receivable	10,102	66,735
Inventory	(34,373)	-
Prepaid expenses	42,007	1,140
Accounts payable	(9,732)	7,037
Accrued liabilities	4,177	(29,223)
Customer deposits and deferred maintenance revenue	(6,552)	1,471

Net Cash Provided/(Used) By Operating Activities	(57,078)	272,883

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(3,031)	(2,863)
Proceeds from sale of refreshment centers	66,750	96,368
Purchase of note receivable	-	(520,000)
Payment of note receivable	183,159	-
Purchase of investment	-	(926,998)
Proceeds from sale of marketable securities	-	2,425,000
Change in long term deposits and restricted funds	(3,100)	182

Net Cash Provided by Investing Activities	243,778	1,071,689

CASH FLOWS FROM FINANCING ACTIVITIES
Net Cash Used in Financing Activities	-	-

Net Increase in Cash	186,700	1,344,572

Cash at Beginning of Period	2,135,814	355,970

Cash at End of Period	$2,322,514	$1,700,542

Supplemental Cash Flows Information
Cash paid for interest	$-	$-

See accompanying notes to unaudited condensed consolidated financial statements

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Condensed Financial Statements - The accompanying unaudited condensed consolidated financial statements include the accounts of eRoomSystem Technologies, Inc. and its subsidiaries (the "Company"). These financial statements are condensed and, therefore, do not include all disclosures normally required by generally accepted accounting principles. These statements should be read in conjunction with the Company's audited financial statements for the fiscal year ended December 31, 2008 included in the Company's Annual Report on Form 10-K. In particular, the Company's organization, nature of operations and significant accounting principles were presented in Note 1 to the consolidated financial statements in that annual report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying unaudited condensed consolidated financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2009.

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

The following table is a reconciliation of the numerators and denominators used in the calculation of basic and diluted weighted-average common shares outstanding for the three and nine months ended September 30, 2009 and 2008:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2009	2008	2009	2008
Basic net income/(loss)	$(141,477)	$11,415	$(138,624)	$36,631
Diluted net income/(loss)	$(141,477)	$11,415	$(138,624)	$36,631

Basic weighted-average common shares outstanding	24,123,165	24,077,835	24,092,121	24,007,928
Effect of dilutive securities Stock options and warrants	-	334,964	-	351,410

Diluted weighted-average common shares outstanding	24,123,165	24,412,799	24,092,121	24,359,338
Basic earnings/(loss) per share	$(0.01)	$0.00	$(0.01)	$0.00
Diluted earnings/(loss) per share	$(0.01)	$0.00	$(0.01)	$0.00

During the three and nine months ended September 30, 2009 and 2008, there were potential common stock equivalents from options and warrants of 2,215,844, 2,799,657, 2,215,844 and 2,783,211, respectively, which were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

NOTE 2 - BUSINESS CONDITION

During the year ended December 31, 2008 and the nine months ended September 30, 2009, the Company realized a net gain of $72,231 and net loss of $(138,624), respectively. During the year ended December 31, 2008 and the nine months ended September 30, 2009, the Company's operations provided $240,326 and used $57,078 of cash, respectively. The Company had a cash balance of $2,322,514 as of September 30, 2009. Up until the year ended December 31, 2004, the Company suffered recurring losses. The Company realized a net loss in the nine months ended September 30, 2009. Although the Company’s revenue has decreased as the Company’s existing hotel revenue-sharing and maintenance contracts conclude, the Company has additional contracts with Hotels due to the recent purchase of the Kooltech refreshment centers which has increased our revenue for the third quarter. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern. Management would like to acquire an existing operating company to enable the Company to increase revenues and long-term viability, and is continuously performing due diligence on third party companies for this purpose. The Company has also been performing research regarding potential further investments in either privately-held or publicly traded emerging growth stage companies.

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

The loan is evidenced by a 18% senior secured convertible promissory note, made by BlackBird in favor of the Company (the “Secured Note”). The Secured Note was extended to December 31, 2009 and bears interest at an annual rate of 18% with interest payable quarterly on the last business day of each quarter. The BlackBird note is currently up to date on its interest payments.

NOTE 4 – INVESTMENT IN AND NOTE RECEIVABLE FROM IDENTICA

On September 25, 2009, RJA Opportunities, Inc. purchased the senior secure note receivable from Identica Holdings Corporation (“Identica”) at face value plus accrued interest in the amount of $196,915. Following which, RJA Opportunities foreclosed on the assets of Identica. The Company has recorded a loss on investment in the amount of $14,075 for the 1,666,667 shares the Company had purchased from Identica for $10,000 and the 1,000,000 warrants the Company received from Identica which were valued at $4,075 using the Black-Scholes option pricing model.

NOTE 5 – PURCHASE OF ASSETS

On June 17, 2009, the Company purchased the assets of Kooltech SPE which had been acquired by Cardinal Pointe Capital (“CPC”). CPC sold the minibars, baskets and stock owned by Kooltech SPE to the Company. The Company has formed a subsidiary, eFridge, LLC (“eFridge”) for the purposes of this purchase. The purchase price is an amount equal to thirty percent (30%) of eFridge’s EBITDA and an amount equal to thirty percent (30%) of New Equipment Cash Flow (as hereinafter defined).  Payment of the Purchase Price shall be made by eFridge to CPC on a monthly basis within twenty days after the end of each month, based on the eFridge’s EBITDA and the New Equipment Cash Flow for the month then ended.

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

No payments have been made to CPC as of yet, as eFridge has not shown a profit during the three months ended September 30, 2009.

NOTE 6 - STOCKHOLDERS’ EQUITY

During the nine months ended September 30, 2009 options to purchase 60,000 shares of common stock, expired. The Company recognized the carrying value of these options in the amount of $11,150 as additional paid in capital.

During the nine months ended September 30, 2009, the Company granted options to purchase 85,000 shares of common stock to employees for services rendered. These options, which vested immediately, have an exercise price ranging from $0.12 to $0.16 per share and are exercisable through June 16, 2014. These options were valued at $8,924 using the Black-Scholes option pricing model with the following assumptions: risk free interest rate ranging from 1.39% to 2.70%, dividend yield of 0.0%, volatility ranging from 117% to 119% and expected life ranging from 3 to 5 years.

On April 23, 2009, the Company issued 75,000 shares of common stock to its Board of Directors in recognition of services rendered. These shares were valued at $11,250 ($0.15 per share based on closing value).

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

Overview

Our core business is the development and installation of an intelligent, in-room computer platform and communications network, or the eRoomSystem, for the lodging industry. The eRoomSystem is a computerized platform and processor-based system designed to collect and control data. The eRoomSystem supports our fully automated and interactive eRoomServ refreshment centers, eRoomSafes, eRoomEnergy products, and the eRoomTray. In 2005, we commenced our diversification strategy of investing in third party emerging growth companies. In 2009, we purchased Kooltech refreshment centers that were installed in various hotels from CPC. We may make additional investments in promising emerging growth companies, and potentially acquire an operating company if the opportunity arises.

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

On June 17, 2009, the Company purchased the assets of Kooltech SPE which had been acquired by Cardinal Pointe Capital (“CPC”). CPC sold the minibars, baskets and stock owned by Kooltech SPE to the Company. The Company has formed a subsidiary, eFridge, LLC (“eFridge”) for the purposes of this purchase. The purchase price is an amount equal to thirty percent (30%) of eFridge’s EBITDA and an amount equal to thirty percent (30%) of New Equipment Cash Flow.  Payment of the Purchase Price shall be made by eFridge to CPC on a monthly basis within twenty days after the end of each month, based on the eFridge’s EBITDA for the month then ended.

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

Description of Revenues

Although historically, we have received most of our revenues from the sale or placement under a revenue-sharing program of our products in hotels, presently a significant portion of our revenues is derived from agreements with Hotels in which we provide the equipment as well as product and labor for restocking. A portion of revenue earned is paid to the Hotel. We also generate revenues from maintenance and support services relating to our existing installed products.

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

Because many of our customers in the lodging industry traditionally have limited capacity to finance the purchase of our products, we designed our revenue-sharing program accordingly. Through our revenue-sharing plan, we have installed our products at little or no upfront cost to our customers, and either provide product and labor for restocking and pay the Hotel a small percentage in the recurring revenues generated from sales of goods and services related to our products or we receive a share in the recurring revenues generated from sales of goods and services related to our products and the hotel takes care of the product and labor. We retain the ownership of the refreshment centers and safes throughout the term of the revenue-sharing agreements and the right to re-deploy any systems returned to us upon the expiration or earlier termination of the revenue-sharing agreements.

Our revenues over the past years have been declining as we have focused on service and maintenance of our existing installed products and have not installed new products at hotels and as existing revenue sharing agreements conclude. Recently however, we have taken over the operation of Kooltech minibars located in various Hotels. Additionally, in 2005 we commenced our diversification strategy to invest in emerging growth companies. We continue to explore opportunities and perform due diligence on third parties with respect to additional potential investments. At this time, we have not reached a definitive agreement to make further investments. In addition, we may acquire an operating company in the future if the opportunity arises. Over time, we may realize revenues from the sale of securities purchased from third party companies, if applicable. The timing and return on such investments, however, cannot be assured.

We anticipate that we will receive more than 95% of the recurring revenues from the sale of goods and services generated by our currently installed refreshment centers, safes and baskets solutions under revenue-sharing agreements.

Revenue Recognition

Sales revenue from our products is recognized upon completion of installation and acceptance by the customer. We do not, however, expect to generate meaningful sales revenue as such revenues are limited to the sales of used equipment as well as replacement equipment and parts to hotel clients who previously purchased our products. Sales revenue from the placement of our refreshment centers and safes under our revenue-sharing program are accounted for similar to an operating lease, with the revenues recognized as earned over the term of the agreement.

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

Description of Expenses

Cost of product sales consists primarily of cost of goods and labor as well as remaining basis on sale of old refreshment centers. Cost of revenue-sharing arrangements consists primarily of depreciation of capitalized costs for the products placed in service. We capitalize the production, shipping, installation and sales commissions related to the eRoomServ refreshment centers, eRoomSafes, eRoomTrays and eRoomEnergy management products placed under revenue-sharing agreements. Cost of maintenance fee revenues primarily consists of expenses related to customer support and maintenance.

Selling, general and administrative expenses primarily consist of general and administrative expenses including professional fees, salaries and related costs for accounting, administration, finance, human resources, information systems and legal personnel.

Research and development expenses consist of payroll and related costs for hardware and software engineers, quality assurance specialists, management personnel, and the costs of materials used by our consultants in the maintenance of our existing installed products as well as research and development for new products. Research and development expenses in the nine months ended September 30, 2009 were $7,116.

In accordance with generally accepted accounting principles development costs incurred in the research and development of new software products to be sold, leased or otherwise marketed are expensed as incurred until technological feasibility in the form of a working model has been established. Internally generated capitalizable software development costs have not been material to date. We have charged our software development costs to research and development expense in our consolidated statements of operations.

Results of Operations

Comparison of Three Months Ended September 30, 2009 and 2008

Revenues

Revenue Sharing Arrangements — Our revenue from revenue sharing arrangements was $45,559 for the three months ended September 30, 2009, compared to $114,294 for the three months ended September 30, 2008, representing a decrease of $68,735, or 60.1%. The decrease in revenue sharing revenue was due to the completion of a number of revenue sharing contracts in 2008 and 2009.

Maintenance Fee Revenues — Maintenance fee revenues were $45,158 for the three months ended September 30, 2009, compared to $58,590 for the three months ended September 30, 2008, representing a decrease of $13,432, or 22.9%. The decrease in maintenance fee revenue was due to the completion of a number of revenue sharing and maintenance contracts in 2008 and 2009.

Product Sales — Revenue from product sales was $115,277 for the three months ended September 30, 2009, compared to $0 for the three months ended September 30, 2008, representing an increase of $115,277, or 100%. The increase in product sales revenues was primarily due to the sale of product in our new Hotels in agreements structured in the three months ended September 30, 2009 utilizing the Kooltech refreshment centers as well as the sale of refreshment centers at the termination of a revenue sharing agreement in the three months ended September 30, 2009.

Cost of Revenue

Cost of Revenue Sharing Revenue — Cost of revenue sharing revenue was $8,691 for the three months ended September 30, 2009, compared to $46,330 for the three months ended September 30, 2008 representing a decrease of $37,639 or 81.2%. The gross margin percentage on revenue sharing revenue was 80.9% for the three months ended September 30, 2009, compared to 59.5% for the three months ended September 30, 2008. The increase in gross margin relating to revenue sharing revenue is due to the completion of some revenue sharing contracts in 2008.

Cost of Maintenance Fee Revenue — Our cost of maintenance fee revenue was $23,533 for the three months ended September 30, 2009, compared to $16,638 for the three months ended September 30, 2008, representing an increase of $6,895, or 41.4%. The gross margin percentage on maintenance fee revenues was 47.9% for the three months ended September 30, 2009, compared to 71.6% for the three months ended September 30, 2008. The increase in our cost of maintenance fee revenue was due to the Kooltech equipment being serviced.

Cost of Product Sales Revenue — Our cost of product sales revenue for the three months ended September 30, 2009 was $96,008, compared to $0 for the three months ended September 30, 2008, an increase of $96,008, or 100%. The gross margin percentage on revenue from product sales revenue was 16.7% for the three months ended September 30, 2009, compared to 0% for the three months ended September 30, 2008. The increase in cost of product sales revenue relates to the remaining basis of the refreshment centers sold as well as the cost of the minibar product sold and labor provided in the three months ended September 30, 2009 versus the three months ended September 30, 2008. We are presently providing a complete turnkey solution to the Hotels, which includes providing equipment labor and product for the Kooltech equipment that we purchased in June.

The changes and percent changes with respect to our revenues and our cost of revenue for the three months ended September 30, 2009 and 2008 are summarized as follows:

	For the Three Months
	Ended September 30,			Percent
	2009	2008	Change	Change
REVENUE
Revenue-sharing arrangements	$45,559	$114,294	$(68,735)	-60.1%
Maintenance fees	45,158	58,590	(13,432)	-22.9%
Product sales	115,277	-	115,277	100.0%
Total Revenue	205,994	172,884	33,110	19.2%

COST OF REVENUE
Revenue-sharing arrangements	8,691	46,330	(37,639)	-81.2%
Maintenance	23,533	16,638	6,895	41.4%
Product sales	96,008	-	96,008	100.0%
Total Cost of Revenue	$128,232	$62,968	$65,264	103.6%

GROSS MARGIN PERCENTAGE
Revenue-sharing arrangements	80.9%	59.5%
Maintenance	47.9%	71.6%
Product sales	16.7%	0.0%
Total Gross Margin Percentage	37.7%	63.6%

Although the preceding table summarizes the net changes and percent changes with respect to our revenues and our cost of revenue for the three months ended September 30, 2009 and 2008, the trends contained therein are limited and should not be viewed as a definitive indication of our future results.

Operating Expenses

Selling, General and Administrative — Selling, general and administrative expenses, including non-cash compensation expense, were $237,309 for the three months ended September 30, 2009, compared to $79,158 for the three months ended September 30, 2008, representing an increase of $158,151, or 199.8%. The increase in our selling, general and administrative expenses was due to the start-up costs for the Kooltech equipment as well as the write-off of an uncollectible account.

Research and Development—Research and development expenses were $2,031 for the three months ended September 30, 2009, compared to $48,320 for the three months ended September 30, 2008 representing a decrease of $46,289. The decrease in our research and development expenses for the three months ended September 30, 2009 reflects a decrease in new product development in 2009.

Interest and other income was $20,101 for the three months ended September 30, 2009 as compared to $28,977 for the three months ended September 30, 2008 representing a decrease of $8,876, or 30.6%. The decrease was due to the decrease in interest rates on our cash and cash equivalents.

Net Income/(Loss) Attributable to Common Stockholders

We realized a net loss of $141,477 for the three months ended September 30, 2009, compared to a net income of $11,415 during the three months ended September 30, 2008. The $152,892 decrease in net income was primarily due to decreasing revenue sharing agreements and the many costs involved in the equipment purchase from CPC. We may incur losses in the future as existing revenue sharing agreements with our hotel clients continue expire and as we continue to bring our recently purchased equipment up to par. There is no assurance that we will be successful in bringing the equipment up to par.

Comparison of Nine months ended September 30, 2009 and 2008

Revenues

Revenue Sharing Arrangements — Our revenue from revenue sharing arrangements was $194,374 for the nine months ended September 30, 2009, compared to $450,099 for the nine months ended September 30, 2008, representing a decrease of $255,725, or 56.8%. The decrease in revenue sharing revenue was due to the completion of a number of revenue sharing contracts in 2008 and 2009.

Maintenance Fee Revenues — Maintenance fee revenues were $120,986 for the nine months ended September 30, 2009, compared to $170,088 for the nine months ended September 30, 2008, representing a decrease of $49,102, or 28.9%. The decrease in maintenance fee revenue was due to the completion of a number of revenue sharing and maintenance contracts in 2008 and 2009.

Product Sales — Revenue from product sales was $155,383 for the nine months ended September 30, 2009, compared to $96,368 for the nine months ended September 30, 2008, representing an increase of $59,015, or 61.2%. The increase in product sales revenues was primarily due to the sale of product in the Kooltech minibars as well as sales of refreshment centers to hotels and sales of parts during the nine months ended September 30, 2009.

Cost of Revenue

Cost of Revenue Sharing Revenue — Cost of revenue sharing revenue was $55,642 for the nine months ended September 30, 2009, compared to $197,093 for the nine months ended September 30, 2008 representing a decrease of $141,451 or 71.8%. The gross margin percentage on revenue sharing revenue was 71.4% for the nine months ended September 30, 2009, compared to 56.2% for the nine months ended September 30, 2008. The increase in gross margin relating to revenue sharing revenue is due to the completion of some revenue sharing contracts in 2008 and 2009.

Loss on Impairment of Refreshment Centers — During 2008, the Company assessed the carrying value of certain refreshment centers that had been used by a Hotel and taken out of service and recorded a loss due to impairment of $64,835.

Cost of Maintenance Fee Revenue — Our cost of maintenance fee revenue was $31,156 for the nine months ended September 30, 2009, compared to $62,147 for the nine months ended September 30, 2008, representing an decrease of $30,991, or 49.9%. The gross margin percentage on maintenance fee revenues was 74.2% for the nine months ended September 30, 2009, compared to 63.5% for the nine months ended September 30, 2008. The decrease in our cost of maintenance fee revenue was due to the decreased amount of equipment being serviced.

Cost of Product Sales Revenue — Our cost of product sales revenue for the nine months ended September 30, 2009 was $128,763, compared to $26,098 for the nine months ended September 30, 2008, an increase of $102,665, or 393.4%. The gross margin percentage on revenue from product sales revenue was 17.1% for the nine months ended September 30, 2009, compared to 72.9% for the nine months ended September 30, 2008. The increase in cost of product sales revenue relates to the cost of product and labor for the recently purchased Kooltech minibar as well as to the increase in parts sold and the remaining basis of the refreshment centers sold in the nine months ended September 30, 2009 versus the nine months ended September 30, 2008. We are presently providing a complete turnkey solution to the Hotels, which includes providing equipment labor and product for the Kooltech equipment that we purchased in June.

The changes and percent changes with respect to our revenues and our cost of revenue for the nine months ended September 30, 2009 and 2008 are summarized as follows:

	For the Nine Months
	Ended September 30,			Percent
	2009	2008	Change	Change
REVENUE
Revenue-sharing arrangements	$194,374	$450,099	$(255,725)	-56.8%
Maintenance fees	120,986	170,088	(49,102)	-28.9%
Product sales	155,383	96,368	59,015	61.2%
Total Revenue	470,743	716,555	(245,812)	-34.3%

COST OF REVENUE
Revenue-sharing arrangements	55,642	197,093	(141,451)	-71.8%
Loss on impairment of refreshment centers in serivice	-	64,835	(64,835)	100.0%
Maintenance	31,156	62,147	(30,991)	-49.9%
Product sales	128,763	26,098	102,665	393.4%
Total Cost of Revenue	$215,561	$350,173	$(134,612)	-38.4%

GROSS MARGIN PERCENTAGE
Revenue-sharing arrangements	71.4%	56.2%
Maintenance	74.2%	63.5%
Product sales	17.1%	72.9%
Total Gross Margin Percentage	54.2%	51.1%

Although the preceding table summarizes the net changes and percent changes with respect to our revenues and our cost of revenue for the nine months ended September 30, 2009 and 2008, the trends contained therein are limited and should not be viewed as a definitive indication of our future results.

Operating Expenses

Selling, General and Administrative — Selling, general and administrative expenses, including non-cash compensation expense, were $480,526 for the nine months ended September 30, 2009, compared to $333,125 for the nine months ended September 30, 2008, representing a increase of $147,401, or 44.2%. The increase in our selling, general and administrative expenses reflects primarily the expenses involved in the purchase of the Kooltech equipment from CPC.

Research and Development—Research and development expenses were $7,116 for the nine months ended September 30, 2009, compared to $85,648 for the nine months ended September 30, 2008 representing a decrease of $78,532. The decrease in our research and development expenses for the nine months ended September 30, 2009 reflects the decrease in new product development in 2009.

Interest and other income was $93,836 for the nine months ended September 30, 2009 as compared to $89,022 for the nine months ended September 30, 2008 representing an increase of $4,814, or 5.4%. The increase was due to the increase in interest earned on our loan receivable.

Net Income/(Loss) Attributable to Common Stockholders

We realized net loss of $138,624 for the nine months ended September 30, 2009, compared to a net income of $36,631 during the nine months ended September 30, 2008. The $175,255 decrease in net income was primarily due to decreasing revenue sharing agreements and the many costs involved in the equipment purchase from CPC. We may incur losses in the future as existing revenue sharing agreements with our hotel clients continue expire and as we continue to bring our recently purchased equipment up to par. In addition, there is no assurance that we will be successful in bringing the equipment up to par.

Liquidity and Capital Resources

At September 30, 2009, our principal sources of liquidity consisted of $2,322,514 of cash and working capital of $2,927,408, as compared to $2,135,814 of cash and working capital of $2,774,255 at December 31, 2008. In addition, our stockholders' equity was $2,963,270 at September 30, 2009, compared to stockholders' equity of $3,081,719 at December 31, 2008, a decrease of $118,449. The increase in cash reflects the payment of a note receivable.

Our accumulated deficit increased from $31,010,396 at December 31, 2008 to $31,149,020 at September 30, 2009. The $138,624 increase in accumulated deficit resulted directly from the net loss realized for the nine months ended September 30, 2009. Our accumulated deficit may increase in the future as existing revenue sharing and maintenance agreements with our hotel clients expire and if we don’t succeed in bringing our new Kooltech equipment up to par.

Our operations used net cash of $57,078 for the nine months ended September 30, 2009, compared to providing $272,883 during the nine months ended September 30, 2008.

Investing activities for the nine months ended September 30, 2009 provided net cash of $243,778, compared to $1,071,689 of net cash provided during the nine months ended September 30, 2008. The change consisted primarily of the proceeds from the sale of investment securities in 2008.

There were no financing activities in the nine months ended September 30, 2009 and 2008.

Contractual Cash Obligations and Commercial Commitments

There were no significant contractual cash obligations or commercial commitments either on or off balance sheet as of September 30, 2009.

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

Date: November 16, 2009

	By:	/s/ David A. Gestetner
	Name:	David A. Gestetner
	Title:	President, Chief Executive Officer, Secretary,
and Chairman of the Board
(Principal Executive, Financial,
and Accounting Officer)