Form 10-K
period 2009-12-31
EROOMSYSTEM TECHNOLOGIES INC
filed 2010-03-29
CIK 1110361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
OR
☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 000-31037

eRoomSystem Technologies, Inc.
(Exact name of   registrant as specified in its charter)

Nevada	87-0540713
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1072 Madison Ave., Lakewood, NJ	08701
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (732) 730-0116

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.0001 per share
Title of each class

Title of each class

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.  Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑      No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   YES ☐    NO   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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
$3,336,601 based upon $0.14 per share which was the last price at which the common equity purchased by non-affiliates was last sold, since there is no public bid or ask price.

The number of shares of the issuer’s common stock issued and outstanding as of February 24, 2010 was 23,832,865 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

-ii-

-iii-

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

Overview

eRoomSystem Technologies has developed and introduced to the lodging industry an intelligent, in-room computerized platform and communications network, or the eRoomSystem. The eRoomSystem is a computerized platform and processor-based system that is installed within our eRoomServ refreshment centers and is designed to collect and control data. The eRoomSystem also supports our: (i) eRoomSafe, an electronic in-room safe, (ii) eRoomTray, an in-room ambient tray that can sell a wide variety of products at room temperature, and, (iii) eRoomEnergy, an in-room digital thermostat that is designed to control virtually any fan coil unit or packaged-terminal air conditioner found in hotel rooms. In addition to the eRoomSystem in the fiscal year 2009 we have purchased Kooltech refreshment centers that were installed in various hotels.

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

On July 24, 2008, we provided a secured loan to BlackBird Corporation, a Florida corporation (“BlackBird”), an unrelated entity. The funding of the loan took place on completion of a transaction by BlackBird to acquire an unrelated company, USA Datanet Corporation. The acquisition took place on July 24, 2008. The loan is evidenced by a 10% senior secured convertible promissory note, made by BlackBird (the “Secured Note”). The Secured Note was extended to June 30, 2010 and the interest rate increased to 18% annually on January 1, 2009, with interest payable quarterly on the last business day of each quarter.

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

We have deployed over 10,000 eRoomServ refreshment centers, and over 6,000 eRoomSafes at over 30 hotel properties. In addition we operate approximately 2,000 KoolTech refreshment centers purchased from CPC.

Summary of Our Diversification Initiatives

We are continuously performing due diligence on third party companies for the purpose of making investments in privately-held or publicly traded emerging growth stage companies. In the future, we may acquire an existing operating company if the opportunity arises. At this time, we have not reached a definitive agreement with any such third party companies.

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

Research and Development

At the core of our products and services is our proprietary software and hardware that make up our eRoomSystem. In 2008, we initiated some research and development projects for the purpose of creating a new product line. There is no assurance that the products we are working on will be successfully completed or deployed.

Sales and Marketing

We have deployed more than 10,000 refreshment centers, and over 6,000 eRoomSafes at over 30 hotel properties. Our sales and marketing efforts have been eliminated with respect to new product placements for the refreshment centers.

Manufacturing

We do not anticipate manufacturing new refreshment centers in the future. We will continue to service our existing products placed pursuant to existing revenue sharing and maintenance agreements.

Competition

The market for in-room amenities in the lodging industry is quite competitive, and the competition has further intensified in recent years. Management is focusing on servicing our existing client base. If we decide to redeploy products following the maturity of certain outstanding revenue sharing agreements, we will be subject to significant competition in doing so from our historical competitors, including Bartech, MiniBar America and Dometic, among others.

Intellectual Property

We rely upon a combination of trademark and copyright law, trade secret protection and confidentiality and/or license agreements with our employees, customers and business partners to protect our proprietary rights in our products, services, know-how and information.

We have registered RoomSystems, RoomSafe, eRoomEnergy, eRoomData, eRoomSystem, and eRoomServ with the United States Patent and Trademark Office. In addition, we have pending applications for the following trademarks and service marks: eRoomSafe; eRoomManagement; and eRoomSystem Technologies. We have also registered our logo.

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

We have four wholly owned subsidiaries, eRoomSystem Services, Inc. (formerly RoomSystems), eRoomSystem SPE, Inc. eFridge, LLC and eLiftLLC, LLC. RSi BRE, Inc., or RSi BRE, a former wholly-owned subsidiary, was liquidated into eRoomSystem Technologies, Inc. in 2004.

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

eFridge, LLC was formed as a new subsidiary in June 2009. eFridge purchased the KoolTech minibars and baskets from CPC and operates them in the Hotels in which they were installed.

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

Employees

We currently employ approximately eight full-time employees and eight part-time employees in addition to one consultant. None of our employees are subject to a collective bargaining agreement.

ITEM 2.       DESCRIPTION OF PROPERTY.

Our headquarters and principal executive offices, comprising approximately 1,100 square feet, are located at 1072 Madison Ave., Lakewood, NJ 08701. We pay $1,300 per month. This lease expires March 10, 2010.

In addition, we currently utilize storage space in Salt Lake City, Utah, Jersey City, NJ, Staten Island, NY and Jackson, NJ. We maintain inventory and replacement parts at these facilities. We pay approximately $2,450 per month for these facilities, which have a month to month arrangement.

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

PART II

ITEM 5.        MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

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

Market Information

Prior to August 3, 2000, there was no public market for our common stock. In conjunction with our initial public offering, our common stock was accepted for listing on the NASDAQ SmallCap Market under the trading symbol "ERMS". In April 2003, our common stock was delisted from the NASDAQ SmallCap market. Our common stock is currently quoted on the Over-The-Counter Bulletin Board under the same symbol. As of February 24, 2010, there were 23,832,865 shares of common stock outstanding and no shares of any class of preferred stock outstanding.

High And Low Sale Prices Of Our Common Stock

The following table sets forth the high and low bid information of our common stock, as quoted on the Over The Counter Bulletin Board (which quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions) for each quarter during the period January 1, 2008 through December 31, 2009:

Calendar Quarter Ended	Low	High
March 31, 2008	$0.17	$0.22
June 30, 2008	$0.18	$0.26
September 30, 2008	$0.19	$0.25
December 31, 2008	$0.10	$0.20
March 31, 2009	$0.11	$0.19
June 30, 2009	$0.09	$0.15
September 30, 2009	$0.09	$0.17
December 31, 2009	$0.14	$0.26
March 31, 2010 (through February 24, 2010)	$0.18	$0.23

The last reported price of our common stock on the Over-The-Counter Bulletin Board on February 24, 2009 was $0.22 per share. We are not aware of any public market for our options or warrants.

Holders

As of February 24, 2009, there were approximately 350 stockholders of record holding our outstanding common stock.

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

There were no recent sales of unregistered securities in fiscal years ended December 31, 2009.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

290,300 shares of our common stock were purchased in the fiscal year ended December 31, 2008 pursuant to the share buyback authorized by the Board of Directors on August 29, 2007.

Period	a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

Oct-08	30,000	$0.1443	30,000	-
Nov-08	10,300	$0.1576	10,300	-
Dec-08	250,000	$0.1300	250,000	-

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

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

 Overview

Our core business was the development and installation of an intelligent, in-room computer platform and communications network, or the eRoomSystem, for the lodging industry. The eRoomSystem is a computerized platform and processor-based system designed to collect and control data. The eRoomSystem supports our fully automated and interactive eRoomServ refreshment centers, eRoomSafes, eRoomEnergy products, and the eRoomTray. In 2005, we commenced our diversification strategy of investing in third party emerging growth companies. We may make investments in promising emerging growth companies, and potentially acquire an operating company if the opportunity arises.

Our existing products interface with the hotel's property management system through our eRoomSystem communications network. The hotel's property management system posts usage of our products directly to the hotel guest's room account. The solutions offered by our eRoomSystem and related products have allowed us to install our products and services in several premier hotel chains, including Marriott International, Hilton Hotels, Helmsley and Carlson Hospitality Worldwide, in the United States and internationally.

One of the byproducts of our technology is the information we have collected since our first product installation. To date, we have collected several million room-nights of data. Through our eRoomSystem, we are able to collect information regarding the usage of our products on a real-time basis. We use this information to help our customers increase their operating efficiencies.

Description of Revenues

Historically, we have received most of our revenues from the sale or placement under a revenue-sharing program of our products in hotels. More recently we have purchased minibars and baskets already placed in Hotels and setup turnkey solution at these Hotels. In these hotels we receive most of the revenues for the product sold in the minibars and baskets. We provide 3-5%of revenues to the some of the Hotels. We expect that these revenues will account for a substantial majority of our revenues for the foreseeable future. We also receive limited revenues through the parts procurement online website we setup in December 2008 for the material handling industry.

We also generate revenues from maintenance and support services relating to our existing installed products. Our dependence on the lodging industry, including its guests, makes us extremely vulnerable to downturns in the lodging industry caused by the general economic environment. Such a downturn could result in fewer purchases by hotel guests of goods and services from our products installed in hotels, and accordingly lower revenues where our products are placed pursuant to a turnkey or revenue sharing agreement. Time spent by individuals on travel and leisure is often discretionary for consumers and may be particularly affected by adverse trends in the general economy. The success of our operations depends, in part, upon discretionary consumer spending and economic conditions affecting disposable consumer income such as employment, wages and salaries, business conditions, interest rates, availability of credit and taxation.

Our revenue-sharing program provided us with a seven-year revenue stream under each revenue-sharing agreement. Because many of our customers in the lodging industry traditionally have limited capacity to finance the purchase of our products, we designed our revenue-sharing program accordingly. Through our revenue-sharing plan, we installed our products at little or no upfront cost to our customers and share in the recurring revenues generated from sales of goods and services related to our products. We retain the ownership of the eRoomServ refreshment centers and eRoomSafes throughout the term of the revenue-sharing agreements and the right to re-deploy any systems returned to us upon the expiration or early termination of the revenue-sharing agreements. We have failed to place any products, either on a revenue sharing or sale basis in the prior six years. However, we have added some hotels through the purchase of KoolTech’s minibars in which we provide a turnkey solution to those hotels. We intend to continue to service and maintain our existing installed product base for the remaining life of the contracts relating thereto.

Our revenues over the past few years have been decreasing steadily as we have focused on service and maintenance of our existing installed products and have not installed new products at hotels. However, they have not decreased as drastically as expected this year due to the purchase of the KoolTech minibars. Over time, our revenues relating to our installed products will decline as existing agreements conclude. Given the foregoing, in 2005 we commenced our diversification strategy to invest in emerging growth companies. We continue to explore opportunities and perform due diligence on third parties with respect to potential investments. At this time, we have not reached a definitive agreement to make further investments. In addition, we may acquire an operating company in the future if the opportunity arises. The timing and return on such investments, however, cannot be assured. We may also continue to receive revenues through the parts procurement online portal we setup in December 2008 for the material handling industry.

No new products were installed during the years ended December 31, 2009 and 2008.

Revenue Recognition

Equipment sales revenue from our products is recognized upon completion of installation and acceptance by the customer. Sales revenue for product in the minibars that we sell under a turnkey solution is recognized upon completion of the sale. Sales revenue from the placement of our eRoomServ refreshment centers and eRoomSafes under our revenue-sharing program are accounted for similar to an operating lease, with the revenues recognized as earned over the term of the agreement. In some instances, our revenue-sharing agreements provide for a guaranteed minimum daily payment by the hotel. We negotiated our portion of the revenues generated under our revenue-sharing program based upon the cost of the equipment installed and the estimated daily sales per unit for the specific customer.

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

Description of Expenses

Cost of product sales consists primarily of production, shipping and installation costs for equipment sales and cost of goods and labor for our sale of minibar products. Cost of revenue-sharing arrangements consists primarily of depreciation of capitalized costs for the products placed in service. We capitalize the production, shipping, installation and sales commissions related to the eRoomServ refreshment centers, eRoomSafes, eRoomTrays and eRoomEnergy management products placed under revenue-sharing agreements. Cost of maintenance fee revenues primarily consists of expenses related to customer support and maintenance.

Selling, general and administrative expenses primarily consist of general and administrative expenses including professional fees, salaries and related costs for accounting, administration, finance, human resources, information systems and legal personnel.

Research and development expenses consist of payroll and related costs for hardware and software engineers, quality assurance specialists, management personnel, and the costs of materials used by our consultants in the maintenance of our existing installed products. As we have initiated development of new product lines there was some research and development expenses in the fiscal years 2009 and 2008.

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

Results of Operations

The following table sets forth selected statement of operations data as a percentage of total revenues for the years indicated:

	Fiscal Years ended December 31,
	2009	2008
Statement of Operations Data:
Revenue:
Revenue-sharing arrangements	33.2%	60.9%
Maintenance fees	18.2	24.4
Product sales	48.6	14.7
Total revenue	100.0%	100.0
Cost of revenue:
Revenue-sharing arrangements	8.0%	26.4%
Loss on impairment of refreshment centers	-	7.1
Maintenance	10.2	8.7
Product sales	31.0	3.5
Total cost of revenue	49.2	45.7
Gross margin	50.8	54.3

Operating expenses:
Selling, general and administrative expense	86.1%	51.4%
Research and development expense	1.0	8.9
Interest and other income	(17.2)	(13.9)
Net operating expenses	69.9	46.4
Income/(Loss) from operations	(19.1)%	7.9%
Net income (loss)	(19.1)%	7.9%

Comparison of Years Ended December 31, 2009 and 2008

Revenues

Revenue Sharing Arrangements -- Our revenue from revenue-sharing arrangements was $239,213 in 2009 as compared to $555,571 for 2008, representing a decrease of $316,358, or 56.9%. The decrease in revenue from revenue-sharing arrangements was due to the completion of additional revenue-sharing agreements as well as a downturn in the lodging industry in 2009. During the years ended December 31, 2009 and 2008, we did not place additional products on a revenue sharing basis. During the year ended December 31, 2009, revenues from one customer accounted for 18% of our total revenues.

Maintenance Fee Revenue -- Our maintenance fee revenue was $131,052 in 2009 and $222,816 for 2008, representing a decrease of $91,764, or 41.2%. The decrease in maintenance fee revenue was due to a decreased number of products under revenue-sharing and maintenance contracts.

Product Sales -- Our revenue from product sales was $349,416 in 2009, as compared to $134,368 in 2008, representing an increase of $215,048, or 160%. The increase in revenue from product sales in 2009 was a result of the sales of minibar items to customers with our turnkey minibar solution provided to certain hotels.

Cost of Revenue

Cost of Revenue-Sharing Revenue -- Our cost of revenue-sharing revenue was $57,642 for 2009 and $240,871 for 2008, representing a decrease of $183,229, or 76.1%. The decrease in the cost of revenue-sharing revenue resulted from a decrease in depreciation expense due to the sale of equipment to customers upon completion of their revenue-sharing contract. The gross margin percentage on revenue-sharing revenue was 75.9% in 2009 as compared to 56.6% in 2008.

Loss on Impairment of Refreshment Centers -- During 2008, the Company assessed the carrying value of certain refreshment centers that had been used by a Hotel and taken out of service and recorded a loss due to impairment of $64,835.

Cost of Maintenance Revenue -- Our cost of maintenance revenue was $73,093 for 2009 as compared to $79,493 for 2008, representing a decrease of $6,400, or 8.1%. The decrease in the cost of maintenance revenue was immaterial. The gross margin percentage on maintenance revenues was 44.2% in 2009 as compared to 64.3% in 2008.

Cost of Product Sales Revenue -- Our cost of product sales revenue was $223,052 for 2009 as compared to $31,858 for 2008, representing an increase of $191,194, or 600.1%. The increase was primarily due to the turnkey solution that we provided to some hotels in 2009 in which we provide the product to the minibars which we did not provide in 2008. The gross margin percentage on revenue from product sales revenue was 36.2% in 2009 as compared to 76.3% in 2008.

The changes and percent changes with respect to our revenues and our cost of revenue for the years ended December 31, 2009 and 2008 are as follows:

	December 31,
	2009	2008	Change	Percent Change
REVENUE
Revenue-sharing arrangements	$239,213	$555,571	$(316,358)	-56.9%
Maintenance fees	131,052	222,816	(91,764)	-41.2%
Product sales	349,416	134,368	215,048	160%
Total Revenue	719,681	912,755	(193,074)	-21.2%

COST OF REVENUE
Revenue-sharing arrangements	57,642	240,871	(183,229)	-76.1%
Loss on impairment of refreshment centers	-	64,835	(64,835)	100.0%
Maintenance	73,093	79,493	(6,400)	-8.1%
Product sales	223,052	31,858	191,194	600.1%
Total Cost of Revenue	$353,787	$417,057	$(63,270)	-15.2%

GROSS MARGIN PERCENTAGE
Revenue-sharing arrangements	75.9%	56.6%
Maintenance	44.2%	64.3%
Product sales	36.2%	76.3%
Total Gross Margin Percentage	50.8%	54.3%

Although the preceding table summarizes the net changes and percent changes with respect to our revenues and our cost of revenue for the years ended December 31, 2009 and 2008, the trends contained therein are limited to a two-year comparison and should not be viewed as a definitive indication of our future results.

Operating Expenses

Selling, General and Administrative -- Selling, general and administrative expenses were $619,873 for 2009 and $468,700 for 2008, representing an increase of $151,173, or 32.3%. Selling, general and administrative expenses represented 86.1% of our total revenues in 2009 and 51.4% of our total revenues in 2008. The increase in our selling, general and administrative expenses reflects primarily the increased costs relating to the acquisition of the KoolTech minibars as well as the write-off of an uncollectible account among other items.

Research and Development Expenses -- Research and development expenses were $7,538 for 2009 and $81,673 for 2008, representing a decrease of $74,135, or 90.8%. The decrease in research and development expenses was due to decreased development initiated on new product lines in 2009. Research and development expenses represented 1% of our total revenue in 2009 and 8.9% of our total revenue in 2008.

Interest and other income in the amount of $123,868 was realized in 2009 as compared to $126,906 in 2008. Loss from operations for 2009 was $137,649, as compared to income from operations of $72,231 in 2008.

Net Income/(Loss) Attributable to Common Stockholders

We realized a net loss attributable to common stockholders of $137,649 in 2009, as compared to a net income of $72,231 in 2008. The $209,880 decrease in net income was primarily due to a significant decrease in gross margin due to the decreasing refreshment centers on a revenue sharing basis and an increase of refreshment centers installed as a turnkey solution in addition to the many costs involved in the initial stages of setting up the KoolTech minibar system as well as the write-off of an uncollectible account.

Liquidity and Capital Resources

At December 31, 2009, we had $2,302,620 of cash and working capital of $2,957,088, as compared to $2,135,814 of cash and working capital of $2,774,255 at December 31, 2008. In addition, our stockholders' equity was $2,970,215 at December 31, 2009 as compared to $3,081,719 at December 31, 2008, a decrease of $111,504. The increase in cash reflects primarily the redemption of a note receivable. The increase in working capital reflects the increase in cash and use of inventory. The decrease in stockholders’ equity reflects the net loss in 2009.

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

Our accumulated deficit increased to $31,148,045 at December 31, 2009 as compared to $31,010,396 at December 31, 2008. The increase in accumulated deficit is a direct result of our net loss of $137,649 in the year ended December 31, 2009.

Net cash used by operating activities for the year ended December 31, 2009 was $55,616, as compared to $240,326 of net cash provided by operating activities during the year ended December 31, 2008. The $295,942 decrease in net cash provided by operating activities resulted primarily from the decrease in net income in 2009.

Net cash provided by investing activities for the year ended December 31, 2009 was $222,422, as compared to net cash provided during the year ended December 31, 2008 of $1,577,971. The change resulted primarily from the sale of marketable securities in 2008.

Net cash used in financing activities for the year ended December 31, 2009 was $0, as compared to $38,453 during the year ended December 31, 2008. The cash used in financing activities resulted from the buyback of Company common stock.

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
Fax: (801) 532-7944
www.hbmcpas.com
Registered with the Public Company Accounting Oversight Board

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Directors and the Stockholders
eRoomSystem Technologies, Inc.

We have audited the accompanying consolidated balance sheets of eRoomSystem Technologies, Inc. and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of eRoomSystem Technologies, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

HANSEN, BARNETT & MAXWELL, P.C.

Salt Lake City, Utah
March 29, 2010

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,302,620	$2,135,814
Accounts receivable, net of allowance for doubtful accounts of $19,087 and $22,040
at December 31, 2009 and 2008, respectively	105,826	124,897
Inventory	75,911	-
Note receivable	522,685	512,603
Prepaid expenses	71,727	114,512
Total Current Assets	3,078,769	2,887,826
REFRESHMENT CENTERS IN SERVICE, net of accumulated depreciation of
$403,598 and $1,015,582 at December 31, 2009 and 2008, respectively	-	98,389
PROPERTY AND EQUIPMENT
Computer and office equipment, net of accumulated depreciation of
$11,971 and $9,214, at December 31, 2009 and 2008, respectively	4,801	4,527
INVESTMENT IN MARKETABLE SECURITIES	-	14,075
NOTE RECEIVABLE	-	183,159
INTANGIBLE ASSETS, net of accumulated amortization of $1,688 and $0 at
December 31, 2009 and 2008, respectively	3,376	5,064
DEPOSITS	4,950	2,250
Total Assets	$3,091,896	$3,195,290

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$25,037	$51,687
Accrued liabilities	94,640	52,534
Customer deposits	2,004	2,004
Deferred maintenance revenue	-	7,346
Total Current Liabilities	121,681	113,571
Total Liabilities	121,681	113,571
COMMITMENTS AND CONTINGENCIES	-	-
STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none outstanding	-	-
Common stock, $0.001 par value; 50,000,000 shares authorized; shares 23,832,865
and 23,757,865 shares outstanding at December 31, 2009 and 2008, respectively	24,123	24,048
Additional paid-in capital	34,079,467	34,042,247
Treasury stock at cost 290,300 and 290,300 shares at December 31, 2009 and 2008
respectively	(38,453)	(38,453)
Warrants and options outstanding	103,123	114,273
Accumulated deficit	(31,148,045)	(31,010,396)
Accumulated other comprehensive loss	(50,000)	(50,000)
Total Stockholders' Equity	2,970,215	3,081,719

Total Liabilities and Stockholders' Equity	$3,091,896	$3,195,290

See accompanying notes to consolidated financial statements

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	For the years ended December 31,
	2009	2008

REVENUE
Revenue-sharing arrangements	$239,213	$555,571
Maintenance fees	131,052	222,816
Product sales	349,416	134,368
Total Revenue	719,681	912,755
COST OF REVENUE
Revenue-sharing arrangements	57,642	240,871
Loss on impairment of refreshment centers	-	64,835
Maintenance	73,093	79,493
Product sales	223,052	31,858
Total Cost of Revenue	353,787	417,057
GROSS MARGIN	365,894	495,698

OPERATING EXPENSES
Selling, general and administrative expense, including non-cash compensation
of $26,146 and $18,000, respectively	619,873	468,700
Research and development expense	7,538	81,673
Interest and other income	(123,868)	(126,906)
Net Operating Expenses	503,543	423,467
Income/(Loss) from Operations	(137,649)	72,231
Net Income/(Loss)	(137,649)	72,231
Basic Earnings Per Common Share	$(0.01)	$0.00
Diluted Earnings Per Common Share	$(0.01)	$0.00

See accompanying notes to consolidated financial statements

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	Shares		Amount
	2009	2008	2009	2008
COMMON STOCK
Balance at Beginning of Year	24,048,165	23,973,165	$24,048	$23,973
Issuance to directors for services	75,000	75,000	75	75
Balance at End of Year	24,123,165	24,048,165	24,123	24,048

TREASURY SHARES
Balance at Beginning of Year	(290,300)	-	(38,453)	-
Buyback of common stock	-	(290,300)	-	(38,453)
Balance at End of Year	(290,300)	(290,300)	(38,453)	(38,453)

ADDITIONAL PAID-IN-CAPITAL
Balance at Beginning of Year			34,042,247	33,792,010
Issuance to directors for services			11,175	17,925
Issuance of options and warrants to employees			14,895	-
Expiration of warrants and options			11,150	232,312
Balance at End of Year			34,079,467	34,042,247

WARRANTS AND OPTIONS OUTSTANDING
Balance at Beginning of Year			114,273	346,585
Expiration of warrants and options			(11,150)	(232,312)
Balance at End of Year			103,123	114,273

ACCUMULATED DEFICIT
Balance at Beginning of Year			(31,010,396)	(31,082,627)
Net income/(Loss)			(137,649)	72,231
Balance at End of Year			(31,148,045)	(31,010,396)
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance at Beginning of Year			(50,000)	(50,000)
Unrealized Loss on Marketable Securities			-	-
Balance at End of Year			(50,000)	(50,000)

Total Stockholders' Equity at End of Year			$2,970,215	$3,081,719

See accompanying notes to consolidated financial statements

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(Loss)	$(137,649)	$72,231
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	62,088	243,428
Loss on impairment of investment	14,075	-
Gain on sale of refreshment centers	(4,248)	(103,854)
Loss on impairment of refreshment centers	-	64,835
Interest income from note receivable	(10,082)	(28,902)
Non-cash compensation expense	26,145	18,000
Changes in operating assets and liabilities:
Accounts receivable	19,071	95,519
Inventory	(75,911)	-
Prepaid expenses	42,785	(103,681)
Accounts payable	(26,650)	2,617
Accrued liabilities	42,106	(18,755)
Customer deposits and deferred maintenance revenue	(7,346)	(1,112)
Net Cash (Used In)/Provided By Operating Activities	(55,616)	240,326

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(3,032)	(8,887)
Proceeds from sale of refreshment centers	44,995	96,368
Purchase of notes receivable	-	(507,694)
Purchase of marketable securities available for sale	-	(926,998)
Sale of marketable securities availabe for sale	-	2,925,000
Proceeds from note receivable	183,159	-
Change in long term deposits and restricted funds	(2,700)	182
Net Cash Provided by Investing Activities	222,422	1,577,971

CASH FLOWS FROM FINANCING ACTIVITIES
Buyback of common stock	-	(38,453)
Net Cash Used in Financing Activities	-	(38,453)

Net Increase in Cash	166,806	1,779,844
Cash at Beginning of Period	2,135,814	355,970

Cash at End of Period	$2,302,620	$2,135,814

Supplemental Cash Flows Information
Cash paid for interest	$-	$-

See accompanying notes to consolidated financial statements

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization, Nature of Operations and Business Condition - eRoomSystem Services, Inc. was organized under the laws of the State of Nevada in 1993. In 1999, eRoomSystem Services, Inc. was reorganized as a wholly-owned subsidiary of eRoomSystem Technologies, Inc., also a Nevada corporation. During 1999 and 2000, RSi BRE, Inc. ("RSi BRE") and eRoom System SPE, Inc. ("SPE") were formed, respectively, as wholly-owned subsidiaries of eRoomSystem Technologies, Inc. In 2004 the Company liquidated RSi BRE into eRoomSystem Technologies, Inc. In 2008, eLiftLLC, LLC was formed as a wholly-owned subsidiary of eRoomSystem Technologies, Inc. In 2009, eFridge, LLC was formed as a wholly-owned subsidiary of eRoomSystem Technologies, Inc. eRoomSystem Technologies, Inc. and its subsidiaries are collectively referred to as the "Company."

The Company has installed a complete line of fully-automated eRoomServ refreshment centers and eRoomSafes in hotels. The eRoomServ refreshment centers and eRoomSafes use proprietary software that integrates with a data collection computer in each hotel.

Up until the year ended December 31, 2004, the Company had suffered recurring losses. During the years ended December 31, 2009 and 2008, the Company realized a net loss of $137,649 and a net income of $72,231, respectively. During the year ended December 31, 2009, the Company's operations used $55,616 and provided $240,326 of cash during the year ended December 31, 2008. The Company had cash of $2,302,620 as of December 31, 2009. At December 31, 2009, the Company had working capital of $2,957,088. The Company is not anticipating increasing revenue. The Company suffered a net loss in 2009 there is no assurance that the Company will be profitable in 2010. This raises substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern. Management would like to acquire an existing operating company to enable the Company to grow and is continuously performing due diligence on third party companies for this purpose. The Company has also been performing research in order to invest in privately-held or publicly traded emerging growth stage companies.

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

Cash and Cash Equivalents include highly liquid debt investments with original maturities of three months or less, readily convertible to known amounts of cash. The Company had no restricted cash, as of December 31, 2009 and 2008.

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

Depreciation and amortization expense related to eRoomServ refreshment centers in service and property and equipment was $62,088 and $243,428 for the years ended December 31, 2009 and 2008, respectively.

On retirement or disposition of property and equipment, the cost and related accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is recognized in the statement of operations. In the year ended December 31, 2009, the Company sold refreshment centers with a carrying value of $40,747 for $44,995, recognizing a gain on sale of $4,248. In the year ended December 31, 2008, the Company sold refreshment centers with a carrying value of $30,513 for $134,368, recognizing a gain on sale of $103,855.

Capitalized Software Costs - In accordance with FASB Statement of Financial Accounting Standards ("SFAS") No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, development costs incurred in the research and development of new software products to be sold, leased or otherwise marketed are expensed as incurred until technological feasibility in the form of a working model has been established. Internally generated capitalizable software development costs have not been material for the years ended December 31, 2009 and 2008. The Company has charged its software development costs to research and development expense in the accompanying consolidated statements of operations.

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

Revenue Recognition - The Company generates revenues from either the sale of eRoomServ refreshment centers, eRoomSafes and sale of products from the refreshment centers or from leases of eRoomServ refreshment centers and eRoomSafes under revenue-sharing agreements. Under the revenue-sharing agreements, the Company receives a non-guaranteed portion of the sales generated by the units. The Company also generates revenues from maintenance services.

Revenue from the sale of eRoomServ refreshment centers and eRoomSafes is recognized upon completion of installation and acceptance by the customer. Revenue from the sale of refreshments from the refreshment centers is recognized upon removal of the item from the minibar by the guest. The revenue-sharing agreements are accounted for as operating leases with revenue being recognized as earned over the lease period. Maintenance revenue is recognized as the services are performed or pro rata over the service period.

With respect to the sale of refreshment centers, the maintenance services are not integral to the functionality of the eRoomServ refreshment centers and are at the option of the customer. Maintenance services are mandatory for eRoomServ refreshment centers placed under revenue-sharing agreements and are incorporated into those agreements. In connection with the revenue-sharing agreements, a portion of the revenues received by the Company are classified as maintenance fee revenue based upon vendor-specific objective evidence of fair value. The Company defers customer's deposits paid in advance relating to future services and products not yet installed and accepted by the customer.

The Company generates interest income on notes receivable. Interest income is accrued to income based on the principal amount outstanding.

Stock-Based Compensation.- The Company has one stock-based employee compensation plan, which is described more fully in Note 9. The Company utilizes the fair value recognition provisions of SFAS No. 123 (Revised 2004), Share-Based Payment, ("SFAS 123(R)") using the modified prospective transition method. Accordingly, the Company records expense, if applicable, for (i) the unvested portion of grants issued during 2009 and 2008 and (ii) new grant issuances, both of which will be expensed over the requisite service (i.e., vesting) periods.

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

Net Earnings/(Loss) per Common Share - Basic earnings/(loss) per common share is computed by dividing net income/(loss) by the weighted-average number of common shares outstanding. Diluted earnings/(loss) per common share is computed by dividing net income/(loss), adjusted to add back interest associated with convertible debt, by the weighted-average number of common shares and dilutive potential common share equivalents outstanding. Potential common share equivalents consist of shares issuable upon the exercise of stock options and warrants, and shares issuable upon the conversion of debt.

The following table is a reconciliation of the numerators and denominators used in the calculation of basic and diluted weighted-average common shares outstanding for the years ending December 31, 2009 and 2008:

	2009	2008
Basic net income/(loss)	$(137,649)	$72,231
Diluted net income/(loss)	$(137,649)	$72,231
Basic weighted-average common shares outstanding	23,809,646	23,998,357
Effect of dilutive securities
Stock options and warrants	-	41,920
Diluted weighted-average common shares outstanding	23,809,646	24,040,277
Basic earnings/(loss) per share	$(0.01)	$0.00
Diluted earnings/(loss) per share	$(0.01)	$0.00

As of December 31, 2009 and 2008, there were potential common stock equivalents from options and warrants of 2,263,344 and 2,148,926, respectively that were not included in the computation of diluted earnings per common share because their effect would have been anti-dilutive.

Recent Accounting Pronouncements -   In March 2008, the Financial Accounting Standards Board or “FASB” issued guidance on  "Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133," which amends and expands the disclosure requirements of SFAS 133 to require qualitative disclosure about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The adoption of which did not have a material effect on our consolidated financial statements.

In April 2008, the FASB issued guidance on the "Determination of the Useful Life of Intangible Assets" which amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, "Goodwill and Other Intangible Assets". This amendment also requires expanded disclosure regarding the determination of intangible asset useful lives. This amendment is effective for our fiscal year beginning November 1, 2009. The adoption of which did not have a material effect on our consolidated financial statements.

In May 2008, the FASB issued guidance on "The Hierarchy of Generally Accepted Accounting Principles". This is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with US GAAP for non-governmental entities. This statement became effective November 15, 2008. The adoption of this statement did not have an effect on our consolidated financial statements.

In June 2008, the FASB issued guidance on "Determining Whether Instruments Granted in Share- Based Payment Transactions Are Participating Securities", which clarified that unvested share-based payment awards that contain nonforfeitable rights to receive dividends or dividend equivalents (whether paid or unpaid) are participating securities, and thus, should be included in the two-class method of computing earnings per share (EPS). This FSP is effective for our fiscal year ended December 31, 2009, and requires that all prior period EPS data be adjusted retroactively. The adoption of these provisions did not have an impact on our consolidated financial statements as holders of our stock options and performance units are not entitled to any rights as a stockholder until the date as of which shares of stock are issued or the performance units become vested.

In January 2009, the FASB issued guidance which contains amendments to ASC 715, "Compensation—Retirement Benefits" that are intended to enhance the transparency surrounding the types of assets and associated risks in an employer's defined benefit pension or other postretirement plan. These particular amendments became effective for us beginning with this annual report and did not have a material impact on our financial position or results of operations.

In June 2009, FASB issued The FASB Accounting Standards Codification. The Codification became the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On July 1, 2009, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification became nonauthoritative.

Under ASC 470-20, "Debt with Conversion and Other Options", or "ASC 470-20," cash settled convertible securities are separated into their debt and equity components. The value assigned to the debt component is the estimated fair value, as of the issuance date, of a similar debt instrument without the conversion feature, and the difference between the proceeds for the convertible debt and the amount reflected as a debt liability is recorded as additional paid-in capital. As a result, the debt is recorded at a discount reflecting its below market coupon interest rate. The debt is subsequently accreted to its par value over its expected life, with the rate of interest that reflects the market rate at issuance being reflected on the consolidated statements of operations. ASC 470-20 did not have a material effect on our consolidated financial statements.

Accounting for Transfers of Financial Assets - In June 2009, the FASB issued accounting guidance which will require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity”, changes the requirements for derecognizing financial assets, and requires additional disclosures.  This guidance will be effective at the beginning of the first fiscal year beginning after November 15, 2009. Early application is not permitted. These provisions became effective for us on January 1, 2010, and it will not have a material impact on our financial position or results of operations.

Consolidation of Variable Interest Entities - In June 2009, the FASB issued accounting guidance on the consolidation of variable interest entities (VIEs). This new guidance revises previous guidance by eliminating the exemption for qualifying special purpose entities, by establishing a new approach for determining who should consolidate a variable-interest entity and by changing when it is necessary to reassess who should consolidate a variable-interest entity.  This guidance will be effective at the beginning of the first fiscal year beginning after November 15, 2009. Early application is not permitted.  These provisions became effective for us on January 1, 2010, and it will not have a material impact on our financial position or results of operations.

In October 2009, the FASB issued an Accounting Standards Update or “ASU” regarding accounting for own-share lending arrangements in contemplation of convertible debt issuance or other financing.  This ASU requires that at the date of issuance of the shares in a share-lending arrangement entered into in contemplation of a convertible debt offering or other financing, the shares issued shall be measured at fair value and be recognized as an issuance cost, with an offset to additional paid-in capital. Further, loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs, at which time the loaned shares would be included in the basic and diluted earnings-per-share calculation.  This ASU is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. We are currently evaluating the impact of this ASU on our consolidated financial statements.

On December 15, 2009, the FASB issued ASU No. 2010-06 Fair Value Measurements Topic 820 “Improving Disclosures about Fair Value Measurements.” This ASU requires some new disclosures and clarifies some existing disclosures requirements about fair value measurement as set forth in Codification Subtopic 820-10. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting. The adoption of this ASU will not have a material impact on our consolidated financial statements.

Software Revenue Recognition - In October 2009, the FASB issued accounting guidance which changes the accounting model for revenue arrangements that include both tangible products and software elements. Under this guidance, tangible products containing software components and nonsoftware components that function together to deliver the tangible product's essential functionality are excluded from the software revenue recognition guidance given prior to this new guidance. In addition, hardware components of a tangible product containing software components are always excluded from the software revenue guidance.  This guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted.  These provisions are not expected to have a material impact on our financial position or results of operations.

Disclosures about Fair Value Measurements – In January 2010, the FASB issued guidance requires an entity to disclose the following:

•	Separately disclose the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe reasons for the transfers.

•
Present separately information about purchases, sales, issuances and settlements, on a gross basis, rather than on one net number, in the reconciliation for fair value measurements using significant unobservable inputs (Level 3).

•	Provide fair value measurement disclosures for each class of assets and liabilities.

•
Provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for fair value measurements that fall in either Level 2 or level 3.

This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010. These provisions are not expected to have a material impact on our financial position or results of operations.

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

NOTE 3 - INVESTMENTS

On May 20, 2005 the Company invested $10,000 in Identica Holdings Corporation, a Nevada corporation, by purchasing 1,666,667 shares of common stock, at $0.006 per share. This investment represented 10% of Identica's then outstanding capital stock on a fully-diluted basis. Identica is a privately held company that had expressed an interest in becoming a public company in the future and had filed a registration statement with the SEC for this purpose, which has been declared effective. During the fiscal year ended December 31, 2009 this investment has been written off as Identica is insolvent and was taken over by its creditors.

In addition, the Company loaned Identica $150,000 in cash. The loan was secured by a security interest in all the assets of Identica and was evidenced by a promissory note. The note was paid back on September 28, 2009 in the amount of $196,915 including principal and accrued interest.

In consideration for making the loan, the Company was issued a warrant to purchase one million (1,000,000) shares of common stock of Identica, exercisable at $0.15 per share at any time through May 20, 2010. The warrants were valued at $4,075 using the Black-Scholes pricing model with the following assumptions: risk free interest rate 3.88%, dividend yield of 0.0%, volatility of 150% and expected life of 5 years. The discount was amortized over the twenty-five month term as interest income. During the fiscal year ended December 31, 2009 these warrants were written off as Identica is insolvent and was taken over by its creditors.

On July 24, 2008, the Company extended a loan in the amount $500,000 to Blackbird Corporation. The loan is evidenced by a 10% senior secured convertible promissory note, made by BlackBird in favor of the Company (the “Secured Note”). In addition, Blackbird issued 50,000 shares to the Company. On the date of issuance BlackBird was not publicly traded, the shares were valued at zero. The Secured Note was extended to June 30, 2010. The interest rate increased to 18% after December 31, 2008, with interest payable quarterly on the last business day of each quarter. Blackbird is current with their interest payments.

On March 2, 2010, Rapid Link, Incorporated (OTC.BB:RPID) announced that, as of February 24, 2010, it has consummated the initial closing under a Share Exchange Agreement among RPID, Blackbird Corporation and certain of their stockholders. Under the terms of the Share Exchange Agreement, RPID has acquired Mr. Prepaid, Inc., a former subsidiary of Blackbird, in exchange for 10,000,000 shares of Series A Convertible Preferred Stock. The shares of preferred stock represent, on an as-converted basis, 80% of the outstanding capital stock of the Company.

NOTE 4 - NET INVESTMENT IN SALES-TYPE LEASE

During June 2004, the Company entered into an agreement with a hotel property owner that amended a previous revenue sharing lease agreement that had previously been non-performing.

The lease agreement was terminated on December 31, 2008. At which time the hotel property owner took ownership of the refreshment centers. The property made monthly payments of $7,200. The lease agreement was classified as a sales-type capital lease. Because the property has a history of non-performance and is still under the supervision of a bankruptcy court, the net investment in the capital lease had been fully allowed against.

The Company recorded revenue-sharing and maintenance fee revenue in the amount of $82,385 for the year ended December 31, 2008.

There are no further payments due.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Employment and Consulting Agreements - On January 1, 2007, the Company entered into a new employment agreement with its chief executive officer and president for a two year term with automatic two year extensions unless terminated at least thirty days earlier in writing. The agreement provides for an annual salary of $150,000. The agreement requires that the chief executive officer not compete with the Company during the term of employment and for three years subsequent to termination.

Operating Leases as Lessor - The Company accounts for its revenue-sharing agreements as operating leases. As of December 31, 2009, the Company had no revenue-sharing agreement for which the customer is contractually obligated to pay minimum monthly payments. Agreements with all customers provide for an allocation of revenues to the Company with no minimum monthly payment. Accordingly, the Company is unable to estimate future amounts to be received under these agreements.

Operating Leases as Lessee - In March 2008, the Company rented a different office at its Lakewood, NJ facility. The Company entered into a 12 month lease agreement that ended in March 2009 with automatic one year renewals. The lease provides for monthly rent payments of $1,300. Future lease payments through March 2010 are $3,019. The Company is renting warehouse space in Salt Lake City, Utah on a month to month basis. The lease provides for monthly rent payments of $129. The Company is renting warehouse space in Jersey City, NJ on a month to month basis. The lease provides for monthly rent payments of $500. The Company is renting warehouse space in Staten Island, NY on a month to month basis. The lease provides for monthly rent payments on one unit of $1,600 and on the second unit of $800. The Company has vacated the second unit as of February, 2010. The Company is renting additional warehouse space in Jackson, NJ on a month to month basis. The lease provides for monthly rent payments of $199.

Rent expense for the years ended December 31, 2009 and 2008 was $36,500 and $15,831, respectively.

NOTE 6 - INCOME TAXES

The Company has paid no federal income taxes. The following is a schedule of state income taxes paid in 2009 and 2008:

For the years ended December 31,	2009	2008
New Jersey	$-	$2,080
New York	1,317	2,945
Tennessee	-	321
Total income tax paid	$1,317	$5,346

The significant components of the Company's deferred income tax assets as of December 31, 2009 and 2008 are as follows:

For the years ending December 31,	2009	2008
Deferred Income Tax Assets:
Net operating loss carryforwards	$7,613,718	$7,387,500
Reserves and accrued liabilities	23,164	13,947
Other assets	7,318	8,360
Total Deferred Income Tax Assets	$7,644,200	$7,409,807
Valuation allowance	(7,644,200)	(7,459,554)
Deferred Income Tax Liability - Depreciation and
Amortization	-	49,747
Net Deferred Income Tax Asset	$-	$-

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

The following is a reconciliation of the income taxes computed using the federal statutory rate to the provision for income taxes:

For the years ending December 31,	2009	2008
Tax at statutory rate (34%)	$(46,801)	$24,558
Other non-deductible expenses and adjustments	(135,772)	(62,780)
Change in valuation allowance	184,349	37,290
State tax, net of federal tax benefit	(1,776)	932
Provision for Income Taxes	$-	$-

The following summarizes the tax net operating loss carryforwards and their respective expiration dates as of December 31, 2009:

Years ending December 31,
2011	$999,010
2017	1,082,373
2018	3,642,857
2019	3,032,912
2020	5,087,650
2021	2,704,379
2022	3,601,005
2023	1,169,588
2029	254,944
Total net operating loss carryforwards	$21,574,718

NOTE 7 - STOCKHOLDERS' EQUITY

During the year ended December 31, 2009, the Company issued 75,000 shares of common stock valued at $11,250 ($0.15 per share based on closing value) to its Board of Directors for services rendered.

During the year ended December 31, 2008, the Company issued 75,000 shares of common stock valued at $18,000 ($0.24 per share based on closing value) to its Board of Directors for services rendered.

During the year ended December 31, 2007, the board of directors of the Company approved a buyback of up to five million Company shares of common stock on the open market.

During the year ended December 31, 2009 no repurchases of shares were made.

During the year ended December 31, 2008, we repurchased under the 2007 repurchase program, 40,300 shares of our common stock in the open market at a cost ranging from $0.128 to $0.168 per share, totaling $5,953. On December 12, 2008, we repurchased under the 2007 repurchase program, 250,000 shares of our common stock directly from a shareholder for $0.13 per share, totaling $32,500.

NOTE 8 - STOCK OPTIONS AND WARRANTS

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

During the year ended December 31, 2009, the Company granted options to purchase 132,500 shares of common stock to employees for extraordinary services rendered. These options, which vested immediately, have an exercise price ranging from $0.12 to $0.20 per share and are exercisable through December 28, 2014. These options were valued at $14,896 using the Black-Scholes option pricing model with the following assumptions: risk free interest rate ranging from 1.15% to 2.70%, dividend yield of 0.0%, volatility ranging from 115.97% through 119.1% and expected life ranging from 3 - 5 years.

During the years ended December 31, 2009 and 2008, options to purchase 60,002 and 978,775 shares of common stock, respectively, expired. The Company recognized the value of these options in the amounts of $11,150 and $232,312 during 2009 and 2008 respectively, as additional paid in capital.

Outstanding Stock Options and Warrants - A summary of stock option and warrant activity for the years ended December 31, 2009 and 2008 is as follows:

	Options and Warrants	Exercise Price Range			Weighted - Average Exercise Price
Balance, December 31, 2007	3,169,621	$0.10	-	1.55	$0.28
Expired	(978,775)	0.10	-	0.35	0.17
Balance, December 31, 2008	2,190,846	0.10	-	1.55	0.32
Granted	132,500	0.12		0.20	0.14
Expired	(60,002)	0.10	-	0.10	0.10
Balance, December 31, 2009	2,263,344	0.10	-	1.55	0.32
Exercisable, December 31, 2009	2,263,344	$0.10	-	1.55	$0.32
Weighted-average fair value of options granted during the year ended December 31, 2008					$-
Weighted-average fair value of options granted during the year ended December 31, 2009					$0.11

The fair value of stock options was determined at the grant dates using the Black-Scholes option-pricing model with the following weighted-average assumptions for the year ended December 31, 2009: risk free interest rate ranging from 1.15% to 2.70%, dividend yield of 0.0%, volatility ranging from 115.97% through 119.1% and expected life ranging from 3 - 5 years.

A summary of the options and warrants outstanding and exercisable as of December 31, 2009 follows:

	Outstanding				Exercisable
Range of Exercise Prices	Number Outstanding	Weighted - Average Remaining Contractual Life	Weighted - Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted - Average Exercise Price	Aggregate Intrinsic Value
$0.10 - 0.37	2,249,701	2.4 years	$0.31	$17,805	2,249,701	$0.31	$17,805
0.90 - 1.55	13,643	2.5 years	0.94	-	13,643	0.94	-
$0.10 - 1.55	2,263,344	2.4 years	$0.32	$17,805	2,263,344	$0.32	$17,805

NOTE 9 - CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS

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

At December 31, 2009, the Company had cash in excess of federally insured limits of $506,155.

At December 31, 2009, the Company had accounts receivable from two customers accounting for 46.06% of total accounts receivable.

During the year ended December 31, 2009, revenues from two customers accounted for 33% of total revenues.

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

Our management evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework   issued by the Committee of Sponsoring Organizations of the Treadway Commission. The evaluation included reviewing and testing the controls and procedures in place as per the Company’s Internal Control Document. Based upon that evaluation, management concluded that the company's internal control over financial reporting was effective as of December 31, 2009.

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

Changes in Internal Controls

During the fiscal quarter ended December 31, 2009, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

ITEM 9B.    OTHER INFORMATION

Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following information is furnished with respect to our directors and executive officer. There are no family relationships between or among any of our directors or executive officer. Our executive officer is an employee of eRoomSystem Technologies and serves at the discretion of our board.

Directors and Executive Officers

Name	Age	Position
David A. Gestetner	37	President, Chief Executive Officer, Secretary and Chairman of the Board
Herbert A. Hardt	67	Director
James C. Savas	49	Director
Lawrence K. Wein	67	Director

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

Our board has authorized two standing committees, an audit committee and a compensation committee

Audit Committee. The audit committee, which was formed on August 18, 2000, is currently comprised of Messrs. Hardt and Savas. The chairman of the audit committee is Mr. Hardt. The audit committee met one time during the fiscal year ended December 31, 2009. The audit committee has the responsibility to:

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

Compensation Committee. The compensation committee, which was formed on August 18, 2000, is currently comprised of Messrs. Hardt and Wein. The compensation committee met once during the fiscal year ended December 31, 2009. In general, the compensation committee's authority and oversight extends to total compensation, including base salaries, bonuses, stock options, and other forms of compensation.

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

To our knowledge, based solely on review of the copies of such reports furnished to us and written representations, we believe that during the fiscal year ended December 31, 2009 all applicable filing requirements were complied with by our executive officers and directors.

Code of Ethics

Our Board of Directors has not yet adopted a written Code of Business Conduct and Ethics.

ITEM 11.      EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth summary information concerning the total remuneration paid or accrued by eRoomSystem Technologies, to or on behalf of our chief executive officer and our executive officers whose total annual salary exceeded $100,000 during the fiscal years ended December 31, 2009 and 2008. In accordance with the rules of the Commission, the compensation described in this table does not include perquisites and other personal benefits received by the executive officers named in the table below which does not exceed the lesser of $10,000 or 10% of the total salary and bonus reported for the executive officers.

Summary Compensation Table
Name and Principal Position	Year	Salary	Bonus	All Other Compensation	Total
David A. Gestetner,	2009	$150,000	$35,000	$-	$185,000
President, Chief Executive	2008	$150,000	$20,000	$-	$170,000
Officer, Secretary and Chairman

*Certain columns from this table have been omitted as there has been no compensation awarded to, earned by, or paid to the executive named required to be reported in these columns in the fiscal years covered by the table

David A. Gestetner commenced serving in the capacities of President, Chief Executive Officer, Secretary and Chairman of the Board on October 1, 2003. On January 1, 2007, an amendment was made to Mr. Gestetner's employment agreement in which he will be receiving an annual salary of $150,000. Mr. Gestetner is eligible to receive a performance based bonus at the end of the fiscal year at the discretion of the compensation committee. In addition the agreement provides for one year of severance upon termination without cause with salary and benefits continuing at the same rate.

Outstanding Equity Awards at Fiscal-Year End

There were no equity awards granted to or held by our chief executive officer during the fiscal year ended December 31, 2009.

 Director Compensation

The following table sets forth the equity awards made to members of our board of directors during the fiscal year ended December 31, 2009:

Director Compensation *
Name	Stock Awards		Option Awards	Total
David Gestetner	$-	2	$-	$-
Herbert A. Hardt	$3,750	1	$-	$3,750
James C. Savas	$3,750	1	$-	$3,750
Lawrence K. Wein	$3,750	1	$-	$3,750

*Certain columns from this table have been omitted as there has been no compensation awarded to, earned by, or paid to any of the directors named required to be reported in these columns in the fiscal year covered by the table

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

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER  MATTERS.

The following table is a list of the beneficial ownership of common stock as of February 24, 2010 of (i) all persons who beneficially owned more than 5% of our outstanding common stock, (ii) all directors, (iii) all executive officers and (iv) all directors and executive officers as a group, according to record-ownership listings as of that date, according to the Forms 3, 4 and 5 and Schedules 13D and 13G, of which we have received copies, and according to verification as of February 24, 2010 which we have solicited and received from each director and executive officer. The beneficial ownership is calculated based on 23,832,865 shares of common stock outstanding as of February 25, 2009. Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities and, accordingly, includes shares issuable upon exercise of options that are exercisable or become exercisable within 60 days of February 25, 2009.

Unless otherwise indicated, the persons identified in this table have sole voting and sole investment power with regard to the shares beneficially owned with the following address, c/o eRoomSystem Technologies, Inc., 1072 Madison Ave., Lakewood, NJ 08701.

Executive Officer, Director or Stockholders with Beneficial Ownership of 5% or More	Amount and Nature of Beneficial Ownership		Percent of Class
Ash Capital, LLC	3,830,762	5	16.0%
David A. Gestetner	5,157,644	1	21.6%
James C. Savas	4,068,275	2	16.9%
Herbert A. Hardt	675,821	3	2.8%
Lawrence K. Wein	155,000	4	0.6%
Executive Officers and Directors, as a group (4 individuals)	10,056,740		41.4%

(1) Reflects the direct ownership of 4,000 shares of common stock. In addition, also includes the beneficial ownership of 5,153,644 shares of common stock held by Gestetner Group, LLC.

(2) Reflects the direct ownership of 123,321 shares of common stock and options to purchase 80,000 shares of common stock, the beneficial ownership of 19,231 shares of common stock and an option to purchase 14,961 shares of common stock held by Providence Management, LLC, an entity for which Mr. Savas is co-manager and 50% owner, and the beneficial ownership of the following securities held by Ash Capital, LLC, or Ash Capital, an entity which Providence Management, LLC serves as the manager and holds a 20% profits interest, (a) 3,685,449 shares of common stock held by Ash Capital, (b) an option to purchase 145,313 shares of common stock. Mr. Savas disclaims any beneficial ownership of the shares of common stock and options to purchase shares of common stock beneficially owned as a result of his affiliation with Ash Capital, except to the extent of his pecuniary interest in such securities.

(3) Reflects the direct ownership of 495,821 shares of common stock and options to purchase 80,000 shares of common stock, and the beneficial ownership of options to purchase 100,000 shares of common stock held by Monness, Crespi & Hardt, an entity of which Mr. Hardt is a principal.

(4) Reflects the direct ownership of 130,000 shares of common stock and options to purchase 25,000 shares of common stock.

(5) Reflects the direct ownership of 3,685,449 shares of common stock and an option to purchase 145,313 shares of common stock. Ash Capital is controlled by Alan C. Ashton, a former member of our board of directors, audit and compensation committees.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information about the common stock available for issuance under compensatory plans and arrangements as of December 31, 2009.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities available for future issuance
	(a)	(b)	(c)
Equity compensation plan
approved by security holders	1,932,446	$0.32	1,067,554

Equity compensation plans not
approved by security holders	330,898	$0.27	-
Total	2,263,344	$0.31	1,067,554

Equity Compensation Plans Approved by Security Holders

The 2000 Stock Option and Incentive Plan, or the 2000 Plan, was adopted by our board on February 3, 2000 and approved by our stockholders on March 29, 2000. The 2000 Plan was amended by our stockholders on May 7, 2001 when the shares of common stock authorized under the 2000 Plan were increased from 2,000,000 shares to 2,400,000 shares, amended on July 29, 2002 by our stockholders effectively increasing the number of shares issuable hereunder to 2,700,000, and amended further on November 15, 2004 by our stockholders effectively increasing the number of shares issuable hereunder to 3,000,000. The 2000 Plan provides us with the vehicle to grant to employees, officers, directors and consultants stock options and bonuses in the form of stock and options. Under the 2000 Plan, we can grant awards for the purchase of up to 3,000,000 shares of common stock in the aggregate, including "incentive stock options" within the meaning of Section 422 of the United States Internal Revenue Code of 1986 and non-qualified stock options. As of February 24, 2010, we had options to purchase 1,932,446 shares of our common stock outstanding under the 2000 Plan.

Equity Compensation Plans Not Approved by Security Holders

Except as otherwise noted below, the options and warrants under the following compensation plans are transferable. These options and warrants are exercisable for the remainder of their stated term in the event of death of the holder or the termination of the holder's employment with the Company. None of these options or warrants have cashless exercise provisions.

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

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

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

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this item is as follows:

Hansen, Barnett & Maxwell, P.C., or HB&M, has served as our independent registered public accounting firm since 2000, and specifically for the fiscal years ended December 31, 2009 and 2008. HB&M was selected by our board of directors as our independent registered public accounting firm for the fiscal year ended December 31, 2009, and by our board of directors and a majority of our common stockholders for the fiscal year ended December 31, 2004.

Our board is responsible for pre-approving all audit and permissible non-audit services provided by HB&M. Our board of directors has concluded that the non-audit services provided by HB&M are compatible with maintaining auditor independence. In 2009, no fees were paid to HB&M pursuant to the "de minimus" exception to the pre-approval policy permitted under the Exchange Act.

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

For the fiscal years ended December 31, 2009 and 2008, the fees for services provided by HB&M were as follows:

	2009	2008
Audit fees (1)	$31,800	$31,600
Audit-related fees (2)	-
Tax fees (3)	-	-
All other fees	-	-
	$31,800	$31,600

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
Incorporated by reference to Form 10-KSB filed on March 30, 2004

10.43	Warrant to Purchase Shares of Common Stock issued in favor of AMRESCO Commercial Finance, Inc. dated October 1, 2003	Incorporated by reference to Form 10-KSB filed on March 30, 2004

10.44	Warrant to Purchase Shares of Common Stock issued in favor of Ash Capital, LLC dated October 1, 2003	Incorporated by reference to Form 10-KSB filed on March 30, 2004

10.46	Investors Rights Agreement between eRoomSystem Technologies, Inc., Ash Capital, LLC, and certain security holders dated October 1, 2003	Incorporated by reference to Form 10-KSB filed on March 30, 2004

10.47	Termination and Release Agreement between eRoomSystem Technologies, Inc. and David S. Harkness dated October 1, 2003.	Incorporated by reference to Form 10-KSB filed on March 30, 2004

10.48	Termination and Release Agreement between eRoomSystem Technologies, Inc. and Gregory L. Hrncir dated October 1, 2003.	Incorporated by reference to Form 10-KSB filed on March 30, 2004

10.5	Termination and Release Agreement between eRoomSystem Technologies, Inc. and Derek K. Ellis dated October 1, 2003	Incorporated by reference to Form 10-KSB filed on March 30, 2004

10.74	Secured Promissory Note issued in favor of eRoomSystem Technologies, Inc. by Identica Corporation dated May 23, 2005	Incorporated by reference to Form 8-K filed on May 25, 2005

10.75	Security Agreement by and between eRoomSystem Technologies, Inc. and Identica Corporation dated May 23, 2005.	Incorporated by reference to Form 8-K filed on May 25, 2005

10.76	Warrant issued in favor of eRoomSystem Technologies, Inc. by Identica Corporation dated May 23, 2005.	Incorporated by reference to Form 8-K filed on May 25, 2005

10.77	Asset Purchase Agreement between eRoomSystem Technologies, Inc. and Identica Corporation dated September 7, 2005	Incorporated by reference to Form 8-K filed on September 13, 2005

10.78	Professional Services Agreement between eRoomSystem Technologies, Inc. and Identica Corporation dated September 7, 2005	Incorporated by reference to Form 8-K filed on September 13, 2005

10.79	Settlement Agreement by and between eRoomSystem Technologies, Inc. and Hall Communications Inc. dated December 31, 2001.	Incorporated by reference to Form SB-2/A filed on August 30, 2006

10.8	Employment Agreement of David Gestetner dated as of January 1, 2007	Incorporated by reference to Form 10-KSB filed on March 29, 2007

10.81	Purchase and Sale Agreeement by and between CardinalPointe Capital and eRoomSystem Technologies, Inc. dated June 16, 2009	Incorporated by reference to Form 8-K filed on June 17, 2009

21.01	List of Subsidiaries	Incorporated by reference to Form 10-KSB filed on March 31, 2006

31	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certification Pursuant to 18 U.S.C. Section 1350 as adopted by Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

eRoomSystem Technologies, Inc.

By:	/s/ David A. Gestetner
Name:	David A. Gestetner
Title:	President, Chief Executive Officer, Chief Financial Officer Secretary and Chairman of the Board

Date:	March 29, 2010

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David A. Gestetner	President, Chief Executive Officer,	March 29, 2010
David A. Gestetner	Secretary and Chairman of the Board (Principal Executive Officer and PrincipalFinancial and Accounting Officer)

/s/ Herbert A. Hardt	Director	March 29, 2010
Herbert A. Hardt

/s/ James C. Savas	Director	March 29, 2010
James C. Savas

/s/ Lawrence K. Wein	Director	March 29, 2010
Lawrence K. Wein