Form 10-Q
period 2010-03-31
EROOMSYSTEM TECHNOLOGIES INC
filed 2010-05-17
CIK 1110361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

The number of shares of the issuer’s common stock issued and outstanding as of May 10, 2010 was 23,832,865 shares.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
	2010	2009
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,068,583	$2,302,620
Short term investment	104,019	-
Accounts receivable, net of allowance for doubtful accounts of $16,468 at
March 31, 2010 and $19,087 at December 31, 2009	93,318	105,826
Inventory	79,475	75,911
Note receivable	522,192	522,685
Prepaid expenses	58,297	71,727
Total Current Assets	2,925,884	3,078,769

PROPERTY AND EQUIPMENT
Computer and office equipment, net of accumulated depreciation of
$12,757 at March 31, 2010 and $11,971 at December 31, 2009	72,367	4,801

INVESTMENT IN REAL PROPERTY TAX LIENS	42,107	-

INTANGIBLE ASSETS, net of accumulated amortization of $2,110 at March 31, 2010 and
$1,688 at December 31, 2009	2,984	3,376

DEPOSITS	4,950	4,950

Total Assets	$3,048,292	$3,091,896

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$22,227	$25,037
Accrued liabilities	52,065	94,640
Customer deposits	2,004	2,004

Total Current Liabilities	76,296	121,681

Total Liabilities	76,296	121,681

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none outstanding	-	-
Common stock, $0.001 par value; 50,000,000 shares authorized; shares 23,832,865
at March 31, 2010 and 23,832,865 at December 31, 2009	23,833	24,123
Additional paid-in capital	34,145,528	34,079,467
Treasury stock at cost 0 shares at March 31, 2010 and 290,300
shares at December 31, 2009	-	(38,453)
Warrants and options outstanding	-	103,123
Accumulated deficit	(31,147,365)	(31,148,045)
Accumulated other comprehensive loss	(50,000)	(50,000)

Total Stockholders' Equity	2,971,996	2,970,215

Total Liabilities and Stockholders' Equity	$3,048,292	$3,091,896

See accompanying notes to condensed consolidated financial statements

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

For the three months ended March 31,	2010	2009

REVENUE
Product sales	$190,880	$17,033
Maintenance fees	49,884	42,456
Revenue-sharing arrangements	-	81,616
Interest and other income	30,414	-

Total Revenue	271,178	141,105

COST OF REVENUE
Product sales	134,067	15,394
Maintenance	15,757	7,623
Revenue-sharing arrangements	-	25,502
Total Cost of Revenue	149,824	48,519

GROSS PROFIT	121,354	92,586

OPERATING EXPENSES
Selling, general and administrative expense, including non-cash compensation
of $1,101 and $2,889, respectively	118,946	128,589
Research and development expense	1,728	-
Interest and other income	-	(37,793)

Net Operating Expenses	120,674	90,796

Net Income	680	1,790

Basic Earnings Per Common Share	$0.00	$0.00

Diluted Earnings Per Common Share	$0.00	$0.00

See accompanying notes to condensed consolidated financial statements

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the three months ended March 31,	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$680	$1,790
Adjustments to reconcile net income to net cash provided by (used in)
operating activities:
Depreciation	1,177	26,589
Interest income from note receivable	493	(9,589)
Non-cash compensation expense	1,101	2,889
Changes in operating assets and liabilities:
Accounts receivable	12,508	(27,686)
Inventory	(3,564)	-
Prepaid expenses	13,430	14,888
Accounts payable	(2,810)	12,751
Accrued liabilities	(42,575)	(7,438)
Customer deposits and deferred maintenance revenue	-	(2,829)

Net Cash Provided by (Used in) Operating Activities	(19,560)	11,365

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(68,351)	(1,045)
Proceeds from sale of refreshment centers	-	38,000
Proceeds from collection of note receivable	-	3,547
Purchase of real property tax liens	(42,107)	-
Purchase of short-term investment	(104,019)	-
Change in long term deposits	-	(900)

Net Cash Provided by (Used in) Investing Activities	(214,477)	39,602

CASH FLOWS FROM FINANCING ACTIVITIES	-	-

Net Increase (Decrease) in Cash	(234,037)	50,967

Cash and cash equivalents at Beginning of Period	2,302,620	2,135,814

Cash and cash equivalents at End of Period	$2,068,583	$2,186,781

See accompanying notes to condensed consolidated financial statements

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Condensed Financial Statements - The accompanying unaudited condensed consolidated financial statements include the accounts of eRoomSystem Technologies, Inc. and its wholly-owned subsidiaries (the "Company"). Intercompany accounts and transactions have been eliminated in consolidation. These financial statements are condensed and, therefore, do not include all disclosures normally required by generally accepted accounting principles. These statements should be read in conjunction with the Company's annual financial statements for the fiscal year ended December 31, 2009 included in the Company's Annual Report on Form 10-K. In particular, the Company's organization, nature of operations and significant accounting principles were presented in Note 1 to the consolidated financial statements in that annual report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying unaudited condensed consolidated financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying unaudited condensed consolidated financial statements for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2010.

Cash and Cash Equivalents – Cash and cash equivalents include highly-liquid debt investments with original maturities of three months or less, readily convertible to known amounts of cash. The Company had no restricted cash as of March 31, 2010 and 2009. At March 31, 2010, the Company had cash in excess of federally insured limits of $283,501.

Short-Term Investment – At March 31, 2010, the Company had invested in an unsecured certificate of deposit issued by a bank in the amount of $104,019 that earns interest at 1.19% and matures on June 9, 2010.

Net Earnings Per Share of Common Stock - Basic earnings per share of common stock is computed by dividing net income by the weighted-average number of shares of common stock outstanding. There were no unvested shares of common stock during the period ended March 31, 2010 and 2009. Diluted earnings per share of common stock are computed by dividing net income by the weighted-average number of shares of common stock and dilutive potential common stock equivalents outstanding. Potential common stock equivalents consist of shares issuable upon the exercise of stock options and warrants.

The following table is a reconciliation of the numerators and denominators used in the calculation of basic and diluted weighted-average common shares outstanding for the three months ended March 31, 2010 and 2009:

	2010	2009
Basic net income	$680	$1,790
Basic weighted-average common shares outstanding	23,832,865	23,757,865
Effect of dilutive securities
Stock options and warrants	58,684	13,825
Diluted weighted-average common shares outstanding	23,891,549	23,771,690
Basic earnings per share	$0.00	$0.00
Diluted earnings per share	$0.00	$0.00

During the three months ended March 31, 2010 and 2009, there were potential common stock equivalents from options and warrants of 2,204,660 and 2,142,019, respectively, which were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

NOTE 2 - BUSINESS CONDITION

During the year ended December 31, 2009 and the three months ended March 31, 2010, the Company realized a net loss of $137,649 and net income of $680, respectively. During the year ended December 31, 2009 and the three months ended March 31, 2010, the Company's operations used $55,616 and $19,560 of cash, respectively. The Company had a cash balance of $2,068,583 as of March 31, 2010. Although the Company realized net income in the three months ended March 31, 2010, there is no assurance that the Company will not suffer losses in the future. The Company’s remaining hotel revenue-sharing and maintenance contracts are concluding; however, the Company has additional contracts with hotels due to the recent purchase of the Kooltech refreshment centers which has increased revenue. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern. Management plans to acquire an existing operating company to enable the Company to increase revenues and long-term viability. The Company has also been performing research regarding potential further investments in either privately-held or publicly traded emerging growth stage companies. There is no assurance that a viable operating company or investment can be purchased under terms acceptable to the Company.

NOTE 3 - INVENTORY

The company maintains an inventory of product that is sold in the refreshment centers in a number of hotels. The inventory is purchased as finished goods.

NOTE 4 – NOTE RECEIVABLE

On July 24, 2008, the Company extended a loan in the amount $500,000 to Blackbird Corporation (“Blackbird”). The loan is evidenced by a 10% senior secured convertible promissory note, made by Blackbird in favor of the Company (the “Secured Note”). In addition, Blackbird issued 50,000 shares to the Company. On the date of issuance and since that date, Blackbird has not been publicly traded, there has not been any value for the shares and the shares were valued at zero. The secured note was extended to June 30, 2010. The interest rate increased to 18% after December 31, 2008, with interest payable quarterly on the last business day of each quarter. The carrying amount of the note was increased by $22,192 of accrued interest in an earlier quarter. Blackbird is current with their interest payments under the current requirements of the extended loan. The Company has determined that Blackbird has the ability to repay the note by its due date of June 30, 2010, and has therefore classified the note as a current asset at March 31, 2010.

The note receivable is evaluated for impairment on a quarterly basis. When projections indicate that the carrying value of a promissory note is not recoverable, the carrying value is reduced by the estimated excess of the carrying value over the projected discounted cash flows. The Blackbird promissory note was evaluated for impairment as of March 31, 2010 and no impairment was deemed necessary.

NOTE 5 – PURCHASE OF ASSETS

On June 17, 2009, the Company purchased the assets of Kooltech SPE from Cardinal Pointe Capital (“CPC”), which consisted of automated minibars, automated baskets and product inventory. The Company formed a subsidiary, eFridge, LLC (“eFridge”) for the purposes of this purchase. The purchase price is an amount equal to 30% of eFridge’s earnings before interest, taxes, depreciation and amortization (“EBITDA”) and 30% of eFridge’s cash flow related to any related new equipment purchased.  Payment of the purchase price is payable by eFridge to CPC on a monthly basis within twenty days after the end of each month.

In addition, the Company agreed that in the event eFridge or any other subsidiary of the Company purchases any new Kooltech equipment from the manufacturers thereof or broker the sale of new Kooltech equipment or equipment materially similar to Kooltech’s to third parties, the Company will pay to CPC an amount equal to $30 per mini-bar and $15 per automated basket so purchased or brokered.

No payments have been made to CPC through March 31, 2010, as eFridge has not had a positive EBITDA during any of the nine months since the purchase date.

During the three months ended March 31, 2010, the Company purchased vending machines for placement in a hotel in the amount of $68,351. These machines are being depreciated over a 7 year period.

NOTE 6 – INVESTMENT IN REAL PROPERTY TAX LIENS

In the three months ended March 31, 2010, the Company purchased $42,107 in real property tax liens from various municipalities in New Jersey. The New Jersey municipal tax liens are receivable from the real property owners and are secured by a first priority lien on the related real property. Upon foreclosure, the Company would obtain ownership of the real property. Due to the value of the underlying real property in relation to the carrying value of the tax lien receivable, it is unlikely that the Company will suffer any loan losses on the investments and, therefore, the Company has not provided an allowance for loan losses or impairment. The tax lien receivables accrue interest at 18% per annum, accrue penalties at 2% to 6% and are also increased by the amount of any expenses incurred. The investment in the real property tax liens are accounted for as the investment in troubled debts and are carried at cost. In accordance with accounting standards for troubled debts, interest, penalty and expense reimbursement revenue is not certain and is recognized upon being realized.

NOTE 7 – CHANGES TO REVENUE

During the three months ended March 31, 2010, the Company’s revenue shifted from being primarily revenue sharing arrangements to one of product sales. Historically, the Company’s revenue-sharing program provided for a seven-year revenue stream. Through the revenue-sharing plan, the Company installed refreshment centers at little or no upfront cost to customers and shared in the recurring revenues generated from sales of goods and services. The Company has failed to place any products on a revenue sharing arrangement in the prior six years which has led to the decrease in revenue sharing revenue. However, the Company has added some hotels through the purchase of KoolTech’s refreshment centers through which the Company provides a turnkey solution to those hotels. The Company provides product to these hotels and the sale of this product is accounted for as product sales.

Given the Company’s change in focus on investing in third party emerging growth companies as well loaning money to same, interest income was reclassified to revenue during the three months ended March 31, 2010. Interest income for the three months ended March 31, 2010 was $30,414.

NOTE 8 - STOCKHOLDERS’ EQUITY

Based on guidance issued by the Financial Accounting Standards Board, options and warrants outstanding were reclassified to additional paid in capital for the three months ended March 31, 2010.

During the three months ended March 31, 2010, the Company constructively retired 290,300 shares of common stock from treasury stock to common stock and additional paid in capital. The Company had repurchased the shares in previous periods under its repurchase program.

During the three months ended March 31, 2010, the Company granted options to purchase 7,500 shares of common stock to an employee for services rendered. These options, which vested immediately, have an exercise price of $0.18 per share and are exercisable through March 22, 2015. These options were valued at $1,101 using the Black-Scholes option pricing model with the following assumptions: risk free interest rate ranging of 2.65%, dividend yield of 0.0%, volatility ranging of 115% and expected life of 5 years. Compensation expense of $1,101 recognized during the three months ended March 31, 2010.

Outstanding Stock Options and Warrants - A summary of stock option and warrant activity for the three months ended March 31, 2010 is as follows:

	Options and Warrants	Exercise Price Range	Weighted - Average Exercise Price
Balance, December 31, 2009	2,263,344	0.10 - 1.55	0.32
Granted	7,500	0.18 - 0.18	0.18
Balance, March 31, 2010	2,270,844	0.10 - 1.55	0.32
Exercisable, March 31, 2010	2,270,844	$0.10 - 1.55	$0.32
Weighted-average fair value of options granted during the period ended
March 31, 2010			$0.18

The fair value of stock options was determined at the grant dates using the Black-Scholes option-pricing model with the following weighted-average assumptions for the three months ended March 31, 2010: risk free interest rate ranging from 1.15% to 2.70%, dividend yield of 0.0%, volatility ranging from 115% through 119.1% and expected life ranging from 3 - 5 years.

A summary of the options and warrants outstanding and exercisable as of March 31, 2010 follows:

	Outstanding				Exercisable
Range of Exercise Prices	Number Outstanding	Weighted - Average Remaining Contractual Life	Weighted - Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted - Average Exercise Price	Aggregate Intrinsic Value
$0.10 - 0.37	2,257,201	2.4 years	$0.31	$18,054	2,257,201	$0.31	$18,054
0.90 - 1.55	13,643	2.5 years	0.94	-	13,643	0.94	-
$0.10 - 1.55	2,270,844	2.4 years	$0.32	$18,054	2,270,844	$0.32	$18,054

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

As used in this Form 10-Q, references to the "Company," "we," “our” or "us" refer to eRoomSystem Technologies, Inc. and subsidiaries, unless the context otherwise indicates.

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

On July 24, 2008, we provided a secured loan to BlackBird Corporation, a Florida corporation (“BlackBird”), an unrelated entity. The funding of the loan took place on completion of a transaction by BlackBird to acquire an unrelated company, USA Datanet Corporation. The acquisition took place on July 24, 2008. The loan is evidenced by a 10% senior secured convertible promissory note, made by BlackBird (the “Secured Note”). The Secured Note matured on June 30, 2009 and the interest rate increased to 18% annually as of January 1, 2009, with interest payable quarterly on the last business day of each quarter. An extension to the note was provided through June 30, 2010 at an interest rate of 18%.

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

Liquidity and Capital Resources

At March 31, 2010, our principal sources of liquidity consisted of $2,068,583 of cash and working capital of $2,849,588, as compared to $2,302,620 of cash and working capital of $2,957,088 at December 31, 2009. In addition, our stockholders' equity was $2,971,996 at March 31, 2010, compared to stockholders' equity of $2,970,215 at December 31, 2009, a decrease of $1,781. The decrease in cash primarily reflects the payment some accrued liabilities as well as purchase of fixed assets and an investment.

Our accumulated deficit decreased from $31,148,045 at December 31, 2009 to $31,147,365 at March 31, 2010. The $680 decrease in accumulated deficit resulted directly from the net gain realized for the three months ended March 31, 2010. Our accumulated deficit may increase in the future as existing maintenance agreements with our hotel clients expire and if we don’t succeed in bringing our new Kooltech equipment up to par.

Cash flow used in operations for the three months ended March 31, 2010 was $19,560 as compared to $11,365 provided for the same period ended March 31, 2009.

Investing activities for the three months ended March 31, 2010 used net cash of $214,477, compared to $39,602 of net cash provided during the three months ended March 31, 2009.

There were no financing activities in the three months ended March 31, 2010 and 2009.

Results of Operations

Description of Revenues

Although historically, we have received most of our revenues from the sale or placement under a revenue-sharing program of our products in hotels, presently most of our revenues are derived from agreements with hotels in which we provide the equipment as well as the product and the labor for restocking. A portion of revenue earned is paid to the hotel. We also generate revenues from maintenance and support services relating to our existing installed products. In addition, we generate revenue from loans to third party companies.

Our dependence on the lodging industry, including its guests, makes us extremely vulnerable to downturns in the lodging industry caused by the general economic environment. Such a downturn could result in fewer purchases by hotel guests of goods and services from our products installed in hotels, and accordingly lower revenues where our products are placed. Time spent by individuals on travel and leisure is often discretionary for consumers and may be particularly affected by adverse trends in the general economy. The success of our operations depends, in part, upon discretionary consumer spending and economic conditions affecting disposable consumer income such as employment, wages and salaries, business conditions, interest rates, availability of credit and taxation.

Because many of our customers in the lodging industry traditionally have limited capacity to finance the purchase of our products, we designed our revenue-sharing and turn-key programs accordingly. Through our revenue-sharing plan, we have installed our products at little or no upfront cost to our customers and we receive a share in the recurring revenues generated from sales of goods and services related to our products and the hotel provides the product and labor. Through our turn-key solution, our products are  installed with no upfront cost to our customers and we provide product and labor for restocking and pay the hotel a small percentage of the recurring revenues generated from sales of goods and services related to our products. We retain the ownership of the refreshment centers and safes throughout the term of the agreements and the right to re-deploy any systems returned to us upon the expiration or earlier termination of the agreements.

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

Revenue Recognition

Historically, we have received most of our revenues from the sale or placement under a revenue-sharing program of our products in hotels. More recently we have purchased minibars and baskets already placed in hotels and setup turnkey solution at these hotels. In these hotels we receive most of the revenues for the product sold in the minibars and baskets. We provide 3-5% of revenues to some of the hotels. We also receive limited revenues through the parts procurement online website we setup in December 2008 for the material handling industry. Additionally, we receive revenues from a loan made to a third party. We may realize revenues from the sale of securities purchased from third party companies in the future.

Sales revenue from the sale of products in the refreshment centers placed on a turn-key arrangement is recognized upon completion of the sale.

Sales revenue from the placement of our refreshment centers and safes under our revenue-sharing program are accounted for similar to an operating lease, with the revenues recognized as earned over the term of the agreement.

We also generate revenues from maintenance and support services relating to our existing installed products. We have entered into installation, maintenance and license agreements with many of our existing hotel customers. Installation, maintenance and license revenues are recognized as the services are performed, or pro rata over the service period. We defer all revenue paid in advance relating to future services and products not yet installed and accepted by our customers.

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

Research and development expenses consist of payroll and related costs for hardware and software engineers, quality assurance specialists, management personnel, and the costs of materials used by our consultants in the maintenance of our existing installed products as well as research and development for new products. Research and development expenses in the three months ended March 31, 2010 and 2009 were $1,728 and $0, respectively.

In accordance with generally accepted accounting principles development costs incurred in the research and development of new software products to be sold, leased or otherwise marketed are expensed as incurred until technological feasibility in the form of a working model has been established. Internally generated capitalizable software development costs have not been material to date. We have charged our software development costs to research and development expense in our condensed consolidated statements of operations.

Comparison of Three Months Ended March 31, 2010 and 2009

Revenues

Product Sales — Revenue from product sales was $190,880 for the three months ended March 31, 2010, compared to $17,033 for the three months ended March 31, 2009, representing an increase of $173,847, or 1020.6%. The increase in product sales revenues was primarily due to the sale of product in our new hotels in agreements structured in the three months ended September 30, 2009 utilizing the Kooltech refreshment centers.

Maintenance Fees— Maintenance fees were $49,884 for the three months ended March 31, 2010, compared to $42,456 for the three months ended March 31, 2009, representing an increase of $7,428, or 17.5%. The increase in maintenance fee revenue was due to maintenance services provided for a hotel added in 2009.

Revenue Sharing Arrangements — Our revenue from revenue sharing arrangements was $0 for the three months ended March 31, 2010, compared to $81,616 for the three months ended March 31, 2009, representing a decrease of $81,616, or 100%. The decrease in revenue sharing revenue was due to the completion of a number of revenue sharing contracts in 2009.

Interest and Other Income -  Our revenue from interest and other income was $30,414 for the three months ended March 31, 2010. Revenue from interest and other income was reclassified from operating expenses to demonstrate that it is presently an integral part of our core business plan.

Cost of Revenue

Cost of Product Sales Revenue — Our cost of product sales revenue for the three months ended March 31, 2010 was $134,067, compared to $15,394 for the three months ended March 31, 2009, an increase of $118,673, or 770.9%. The gross margin percentage on revenue from product sales revenue was 29.8% for the three months ended March 31, 2010, compared to 9.6% for the three months ended March 31, 2009. The increase in cost of product sales revenue relates to the cost of the minibar product sold and labor provided in the three months ended March 31, 2010 versus the three months ended March 31, 2009. We are presently providing a complete turnkey solution to the hotels, which includes providing equipment labor and product for the Kooltech equipment that we purchased in June, 2009.

Cost of Maintenance Revenue — Our cost of maintenance revenue was $15,757 for the three months ended March 31, 2010, compared to $7,623 for the three months ended March 31, 2009, representing an increase of $8,134, or 106.7%. The gross margin percentage on maintenance fee revenues was 68.4% for the three months ended March 31, 2010, compared to 82% for the three months ended March 31, 2009. The increase in our cost of maintenance fee revenue was due to the servicing of Kooltech equipment.

Cost of Revenue Sharing Revenue — Cost of revenue sharing revenue was $0 for the three months ended March 31, 2010, compared to $25,502 for the three months ended March 31, 2009 representing a decrease of $25,502 or 100%. The gross margin percentage on revenue sharing revenue was 0% for the three months ended March 31, 2010, compared to 68.8% for the three months ended March 31, 2009. The decrease in gross margin relating to revenue sharing revenue is due to the completion of revenue sharing contracts in 2009.

The changes and percent changes with respect to our revenues and our cost of revenue for the three months ended March 31, 2010 and 2009 are summarized as follows:

For the Three Months Ended March 31,	2010	2009	Change	Percent Change
REVENUE
Product sales	$190,880	$17,033	$173,847	1020.6%
Maintenance fees	49,884	42,456	7,428	17.5%
Revenue-sharing arrangements	-	81,616	(81,616)	-100%
Interest and other income	30,414	-	30,414	100%
Total Revenue	271,178	141,105	130,073	92.2%

COST OF REVENUE
Product sales	134,067	15,394	118,673	770.9%
Maintenance	15,757	7,623	8,134	106.7%
Revenue-sharing arrangements	-	25,502	(25,502)	-100%
Total Cost of Revenue	$149,824	$48,519	$101,305	208.8%

GROSS MARGIN PERCENTAGE
Product sales	29.8%	9.6%
Maintenance	68.4%	82.0%
Revenue-sharing arrangements	0.0%	68.8%
Interest and other income	100.0%	0.0%
Total Gross Margin Percentage	44.8%	65.6%

Although the preceding table summarizes the net changes and percent changes with respect to our revenues and our cost of revenue for the three months ended March 31, 2010 and 2009, the trends contained therein are limited and should not be viewed as a definitive indication of our future results.

Operating Expenses

Selling, General and Administrative — Selling, general and administrative expenses, including non-cash compensation expense, were $118,946 for the three months ended March 31, 2010, compared to $128,589 for the three months ended March 31, 2009, representing a decrease of $9,643, or 7.5%. The decrease in our selling, general and administrative expenses was due to increasing efficiencies in our operations.

Research and Development—Research and development expenses were $1,728 for the three months ended March 31, 2010, compared to $0 for the three months ended March 31, 2009 representing an increase of $1,728. The increase in our research and development expenses for the three months ended March 31, 2010 reflects an increase in new product development in 2010.

Net Income Attributable to Common Stockholders

We realized net income of $680 for the three months ended March 31, 2010, compared to net income of $1,790 during the three months ended March 31, 2009. The $1,110 decrease in net income was immaterial. We may incur losses in the future as existing revenue sharing agreements with our hotel clients continue expire and as we continue to bring our recently purchased equipment up to par. There is no assurance that we will be successful in bringing the equipment up to par.

Contractual Cash Obligations and Commercial Commitments

There were no significant contractual cash obligations or commercial commitments either on or off balance sheet as of March 31, 2010.

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

Item 4. Removed and Reserved.

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

Date: May 17, 2010
	By:	/s/ David A. Gestetner
	Name:	David A. Gestetner
	Title:	President, Chief Executive Officer, Secretary,
and Chairman of the Board
(Principal Executive, Financial, and Accounting Officer)