Form 10-Q
period 2010-06-30
EROOMSYSTEM TECHNOLOGIES INC
filed 2010-08-16
CIK 1110361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Yes  ☐ No  ☒

The number of shares of the issuer’s common stock issued and outstanding as of August 6, 2010 was 23,907,865 shares.

-ii-

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
	2010	2009
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,021,820	$2,302,620
Investment in certificate of deposit	104,403	-
Investment in equity securities available for sale	85,000	-
Investment in real property tax liens, at cost, net of $5,000 loan loss allowance	82,280	-
Accounts receivable, net of allowance for doubtful accounts of $20,765 at June 30, 2010 and $19,087 at December 31, 2009	117,669	105,826
Inventory	86,133	75,911
Advance to supplier	51,025	53,011
Note receivable	522,438	522,685
Prepaid expenses	11,404	18,716
Total Current Assets	3,082,172	3,078,769

PROPERTY AND EQUIPMENT
Computer and office equipment, net of accumulated depreciation of $19,111 at June 30, 2010 and $11,971 at December 31, 2009	72,561	4,801
INTANGIBLE ASSETS, net of accumulated amortization of $2,532 at June 30, 2010 and $1,688 at December 31, 2009	2,532	3,376
DEPOSITS	4,950	4,950

Total Assets	$3,162,215	$3,091,896

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$10,450	$25,037
Accrued liabilities	63,900	94,640
Customer deposits	2,004	2,004

Total Current Liabilities	76,354	121,681

Total Liabilities	76,354	121,681

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none outstanding	-	-
Common stock, $0.001 par value; 50,000,000 shares authorized; 23,907,865 shares
outstanding at June 30, 2010 and 23,832,865 shares at December 31, 2009	23,908	24,123
Additional paid-in capital	34,156,703	34,079,467
Treasury stock at cost; 0 shares at June 30, 2010 and 290,300
shares at December 31, 2009	-	(38,453)
Warrants and options outstanding	-	103,123
Accumulated deficit	(31,179,750)	(31,148,045)
Accumulated other comprehensive income (loss)	85,000	(50,000)

Total Stockholders' Equity	3,085,861	2,970,215

Total Liabilities and Stockholders' Equity	$3,162,215	$3,091,896

See accompanying notes to condensed consolidated financial statements

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009

REVENUE AND INVESTMENT INCOME (LOSSES)
Product sales	$219,106	$23,073	$409,986	$40,106
Maintenance fees	49,668	33,372	99,552	75,828
Revenue-sharing arrangements	-	67,199	-	148,815
Interest income	22,638	35,942	53,052	73,735
Loss from other-than-temporary decline in equity securities	(50,000)	-	(50,000)	-

Total Revenue and Investment Income (Losses)	241,412	159,586	512,590	338,484

COST OF REVENUE
Product sales	117,703	17,361	251,770	32,755
Maintenance	7,378	-	23,135	7,623
Revenue-sharing arrangements	-	21,449	-	46,951

Total Cost of Revenue	125,081	38,810	274,905	87,329

OPERATING EXPENSES
Selling, general and administrative expense, including non-cash compensation of $11,250, $16,207, $12,351 and $19,096,
respectively	117,421	114,628	236,367	243,217
Research and development expense	31,295	5,085	33,023	5,085

Net Operating Expenses	148,716	119,713	269,390	248,302

Net Income (Loss)	(32,385)	1,063	(31,705)	2,853

OTHER COMPREHENSIVE INCOME
Unrealized holding gains on investment in equity securities	85,000	-	85,000	-
Reclassification adjustment for losses included in operations	50,000	-	50,000	-

Comprehensive Income	$102,615	$1,063	$103,295	$2,853

Basic Earnings (Loss) per Common Share	$-	$-	$-	$-

Diluted Earnings (Loss) per Common Share	$-	$-	$-	$-

See accompanying notes to condensed consolidated financial statements

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(31,705)	$2,853
Adjustments to reconcile net income (loss) to net cash provided by (used in)
operating activities:
Depreciation and amortization	7,984	49,096
Loan loss allowance on investment in real property tax liens	5,000	-
Gain on sale of refreshment centers	-	(1,250)
Loss from other-than-temporary decline in equity securities	50,000
Noncash compensation expense	12,351	19,096
Changes in operating assets and liabilities:
Accounts receivable	(11,843)	(11,880)
Accrued interest receivable	247	(12,343)
Inventory	(10,222)	-
Advance to supplier	1,986	-
Prepaid expenses	7,312	29,096
Accounts payable	(14,587)	(18,180)
Accrued liabilities	(30,740)	(5,765)
Customer deposits and deferred maintenance revenue	-	(2,292)

Net Cash Provided By (Used In) Operating Activities	(14,217)	48,431

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(74,900)	(2,648)
Proceeds from sale of refreshment centers	-	39,250
Purchase of investment in real property tax liens	(107,862)	-
Proceeds from collections of real property tax liens	20,582	-
Purchase of investment in certificate of deposit	(104,403)	-
Change in long-term deposits	-	(900)

Net Cash Provided by (Used In) Investing Activities	(266,583)	35,702

Net Increase (Decrease) in Cash	(280,800)	84,133

Cash and Cash Equivalents at Beginning of Period	2,302,620	2,135,814

Cash and Cash Equivalents at End of Period	$2,021,820	$2,219,947

See accompanying notes to condensed consolidated financial statements

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Condensed Financial Statements - The accompanying unaudited condensed consolidated financial statements include the accounts of eRoomSystem Technologies, Inc. and its wholly-owned subsidiaries (the "Company"). Intercompany accounts and transactions have been eliminated in consolidation. These financial statements are condensed and, therefore, do not include all disclosures normally required by generally accepted accounting principles. These statements should be read in conjunction with the Company's annual financial statements for the fiscal year ended December 31, 2009 included in the Company's Annual Report on Form 10-K. In particular, the Company's organization, nature of operations and significant accounting principles were presented in Note 1 to the consolidated financial statements in that annual report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying unaudited condensed consolidated financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying unaudited condensed consolidated financial statements for the six and three months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2010.

Cash and Cash Equivalents – Cash and cash equivalents include highly-liquid debt investments with original maturities of three months or less, readily convertible to known amounts of cash. At June 30, 2010, the Company had cash in excess of federally insured limits of $286,963.

Earnings (Loss) Per Common Share - Basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings (loss) per common share is computed by dividing net income (loss) by the weighted-average number of shares of common stock and dilutive potential common stock equivalents outstanding during the period. Potential common stock equivalents consist of shares issuable upon the exercise of stock options and warrants.

The following table is a reconciliation of the numerators and denominators used in the calculation of basic and diluted weighted-average common shares outstanding for the three and six months ended June 30, 2010 and 2009:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Net income (loss)	$(32,385)	$1,063	$(31,705)	$2,853

Basic weighted-average common shares outstanding	23,854,294	24,104,209	23,843,638	24,076,342
Effect of dilutive securities:
Stock options and warrants	-	3,333	-	3,333
Diluted weighted-average common shares outstanding	23,854,294	24,107,542	23,843,638	24,079,675
Basic earnings (loss) per share	$-	$-	$-	$-
Diluted earnings (loss) per share	$-	$-	$-	$-

During the three and six months ended June 30, 2010, there were 2,270,844 potential common stock equivalents from options and warrants and during the three and six months ended June 30, 2009, there were 2,202,511 potential common stock equivalents from options and warrants that were not included in the computation of diluted earnings (loss) per share because their effect would have been anti-dilutive.

Reclassifications – Certain reclassifications have been made to the 2009 condensed financial statements to conform to the 2010 presentation. The reclassifications had no effect on net income for the three or six months ended June 30, 2009.

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

Disclosures about Fair Value Measurements – In January 2010, the FASB issued guidance that will require the Company to present separately information about purchases, sales, issuances and settlements, on a gross basis, in the reconciliation of fair value measurements using significant unobservable inputs (Level 3). This guidance is effective for fiscal years beginning after December 15, 2010.  The Company is currently evaluating this guidance and does not expect that the adoption of this guidance to have a material effect on the Company.

NOTE 2 - BUSINESS CONDITION

During the year ended December 31, 2009 and the six months ended June 30, 2010, the Company realized a net loss of $137,649 and $31,705, respectively. During the year ended December 31, 2009 and the six months ended June 30, 2010, the Company's operations used $55,616 and $14,217 of cash, respectively. The Company had a cash balance of $2,021,820 as of June 30, 2010. The Company realized a net loss in the six months ended June 30, 2010 and there is no assurance that the Company will not continue to suffer losses in the future. The Company’s remaining hotel maintenance contracts are concluding; however, the Company has additional contracts with hotels due to the recent purchase of the Kooltech refreshment centers. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern. Management plans to acquire an existing operating company to enable the Company to increase revenues and long-term viability. The Company has also been performing research regarding potential further investments in either privately-held or publicly traded emerging growth stage companies. There is no assurance that a viable operating company or investment can be purchased under terms acceptable to the Company.

NOTE 3 – INVESTMENTS

Investment in Certificate of Deposit – At June 30, 2010, the Company had invested in an unsecured certificate of deposit issued by a bank in the amount of $104,403 that earns interest at 0.995% and matures on January 9, 2011.

Investment in Equity Securities Available for Sale – As discussed further in Note 5, the Company was issued 50,000 shares of stock in Blackbird Corporation in July 2008. On June 7, 2010, Blackbird entered into a share exchange with RPID later renamed Spot Mobile International Ltd (“Spot Mobile”). The 50,000 shares of common stock of Blackbird were exchanged for 1,700,000 restricted shares of common stock of Spot Mobile. Spot Mobile’s common stock is publicly traded and had a market value of $0.05 per share on June 30, 2010. Therefore, the Company recorded an $85,000 unrealized gain on the Spot Mobile common stock during the three months ended June 30, 2010, which gain is included in other comprehensive income.

During the year ended December 31, 2007, the Company reduced the carrying value of its investment in Aprecia, Inc. to zero through a $50,000 charge to other comprehensive loss. During the three months ended June 30, 2010, the Company determined that Aprecia, Inc. was no longer an operating company, that the decline in value of this investment was other than temporary and recognized the $50,000 loss in operations.

Investments in equity securities as of June 30, 2010 are summarized below:

	Cost	Unrealized	Unrealized	Fair
Equity Securities	Basis	Gains	Losses	Value
Spot Mobile	$-	$85,000	$-	$85,000

At June 30, 2010, accumulated other comprehensive income consisted solely of the unrealized holding gain from the investment in Spot Mobile.

Investment in Real Property Tax Liens – During the six months ended June 30, 2010, the Company purchased $107,862 in real property tax liens from various municipalities in New Jersey. Through June 30, 2010, the Company had collected $20,582 in tax lien settlements. The New Jersey municipal tax liens are receivable from the real property owners and are secured by a first priority lien on the related real property. Upon foreclosure, the Company would obtain ownership of the real property. The tax lien receivables accrue interest up to 18% per annum, accrue penalties at 2% to 6% per annum and are also increased by the amount of any collection expenses incurred. The investment in the real property tax liens are accounted for as an investment in troubled debts and are carried at cost. Collection of interest, penalties and expense reimbursements is not certain and is recognized upon being realized. Although the value of the underlying real property is estimated to exceed the carrying value of the tax lien receivable and it is therefore unlikely that the Company will suffer any loan losses on the investments, the Company has created a loan loss allowance on investment in real property tax liens of $5,000.

NOTE 4 - INVENTORY

The Company maintains an inventory of product that is sold in the refreshment centers in a number of hotels. The inventory is purchased as finished goods.

NOTE 5 – NOTE RECEIVABLE

On July 24, 2008, the Company extended a loan in the amount $500,000 to Blackbird Corporation (“Blackbird”). The loan is evidenced by a 10% senior secured convertible promissory note  made by Blackbird in favor of the Company (the “Secured Note”). In addition, Blackbird issued 50,000 shares of its common stock to the Company. On the date of issuance and since that date, the fair value of Blackbird’s common stock was not determinable and the shares were valued at zero. The Secured Note was extended to December 31, 2010. The interest rate increased to 18% after December 31, 2008, with interest payable quarterly on the last business day of each quarter. The carrying amount of the Secured Note was increased by $22,192 of accrued interest in an earlier quarter. Blackbird is current in its interest payments under the current requirements of the extended loan.

The note receivable is evaluated for impairment on a quarterly basis. If projections were to indicate that the carrying value of the promissory note were not recoverable, the carrying value would be reduced by the estimated excess of the carrying value over the projected discounted cash flows. The Blackbird promissory note was evaluated for impairment as of June 30, 2010 and no impairment was deemed necessary.

NOTE 6 – PURCHASE OF ASSETS

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

In addition, the Company agreed that in the event eFridge or any other subsidiary of the Company purchases any new Kooltech equipment from the manufacturers thereof or broker the sale of new Kooltech equipment or equipment materially similar to Kooltech’s to third parties, the Company will pay to CPC an amount equal to $30 per mini-bar and $15 per automated basket so purchased or brokered. No payments have been made to CPC through June 30, 2010, as eFridge has not had a positive EBITDA during the twelve months since the purchase date.

During the six months ended June 30, 2010, the Company purchased vending machines for placement in a hotel in the amount of $68,351. These machines are being depreciated over a 7 year period.

NOTE 7 – FAIR VALUE MEASUREMENTS

Generally accepted accounting principles define fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. To measure fair value, a hierarchy has been established which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs. This hierarchy uses three levels of inputs to measure the fair value of assets and liabilities as follows:

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Observable inputs other than Level 1 including quoted prices for similar assets or liabilities, quoted prices in less active markets, or other observable inputs that can be corroborated by observable market data.

Level 3 – Unobservable inputs supported by little or no market activity for financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

The Company uses fair value to measure certain assets and liabilities on a recurring basis when fair value is the primary measure for accounting.  Fair value is also used on a nonrecurring basis to measure certain assets when applying lower of cost or market accounting or when adjusting carrying values.  Fair value is also used when evaluating impairment on certain assets, including goodwill, intangibles, and long-lived assets.

Following is a description of the valuation methodologies used for assets measured at fair value.  There have been no changes in the methodologies used at June 30, 2010.

Investment in Certificate of Deposit – The investment in the certificate of deposit is based on quoted prices for similar assets in active markets.

Investment in Equity Securities Available for Sale – The investment in equity securities available for sale is based on quoted prices in active markets for identical assets.

The methods described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.

The following tables set forth by level, within the fair value hierarchy, the estimated fair values of the Company’s financial assets measured on a recurring basis as of June 30, 2010:

	Level 1	Level 2	Level 3	Total
Investment in Certificate of Deposit	$-	$104,403	$-	$104,403

Investment in Equity Securities Available for Sale	85,000	-	-	85,000

Total assets measured at fair value	$85,000	$104,403	$-	$189,403

NOTE 8 – CHANGES TO REVENUE

During the six months ended June 30, 2010, the Company’s revenue shifted from being primarily revenue sharing arrangements to one of product sales. The Company has added some hotels through the purchase of KoolTech’s refreshment centers through which the Company provides a turnkey solution to those hotels. The Company provides drinks as well as other refreshments in the refreshment centers and the sale of these products to the Hotel guests using the auspices of the Hotel is accounted for as product sales. The Company has a number of one year contracts with the Hotels in this regards, all of which expire in the next few months.

Given the Company’s change in focus on investing in third party emerging growth companies as well loaning money to same, interest income was reclassified to revenue during the three and six months ended June 30, 2010 and 2009. Interest and other income for the six months ended June 30, 2010 was $53,052.

NOTE 9 - STOCKHOLDERS’ EQUITY

Based on guidance issued by the Financial Accounting Standards Board, options and warrants outstanding were reclassified to additional paid-in capital on January 1, 2010. During the six months ended June 30, 2010, the Company constructively retired 290,300 shares of common stock from treasury stock to common stock and additional paid in capital. The Company had repurchased the shares in previous periods under its repurchase program.

During the six months ended June 30, 2010, the Company granted options to purchase 7,500 shares of common stock to an employee for services rendered. These options, which vested immediately, have an exercise price of $0.18 per share and are exercisable through March 22, 2015. These options were valued at $1,101 using the Black-Scholes option pricing model with the following assumptions: risk free interest rate ranging of 2.65%, dividend yield of 0.0%, volatility ranging of 115% and expected life of 5 years. Compensation expense of $1,101 recognized during the three months ended June 30, 2010.

On June 4, 2010, the Company issued 75,000 shares of common stock to its Board of Directors in recognition of services rendered. These shares were valued at $11,250 ($0.15 per share).

A summary of stock option and warrant activity for the six months ended June 30, 2010 is as follows:
	Options and Warrants	Exercise Price Range			Weighted - Average Exercise Price
Balance, December 31, 2009	2,263,344	$0.10	-	$1.55	$0.32
Granted	7,500	0.18		0.18	0.18
Balance, June 30, 2010	2,270,844	$0.10	-	$1.55	$0.32
Exercisable, June 30, 2010	2,270,844	$0.10	-	$1.55	$0.32
Weighted-average fair value of options granted during the period ended June 30, 2010					$0.18

The fair value of stock options was determined at the grant dates using the Black-Scholes option-pricing model with the following weighted-average assumptions for the six months ended June 30, 2010: risk free interest rate ranging from 1.15% to 2.70%, dividend yield of 0.0%, volatility ranging from 115% through 119.1% and expected life ranging from 3 - 5 years. A summary of the options and warrants outstanding and exercisable as of June 30, 2010 follows:

	Outstanding				Exercisable
Range of Exercise Prices	Number Outstanding	Weighted - Average Remaining Contractual Life	Weighted - Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted - Average Exercise Price	Aggregate Intrinsic Value
$ 0.10 - 0.37	2,257,201	1.9 years	$0.31	$18,054	2,257,201	$0.31	$18,054
0.90 - 1.55	13,643	2.0 years	0.94	-	13,643	0.94	-
$ 0.10 - 1.55	2,270,844	1.9 years	$0.32	$18,054	2,270,844	$0.32	$18,054

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

Certain information included herein contains statements that may be considered forward-looking statements, such as statements relating to our anticipated revenues, and operating results, future performance and operations, plans for future expansion, capital spending, sources of liquidity and financing sources. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future, and accordingly, such results may differ from those expressed in any forward-looking statements made herein. These risks and uncertainties include, but are not limited to, those relating to our liquidity requirements, the continued growth of the lodging industry, the success of our product-development, marketing and sales activities, vigorous competition in the lodging industry, dependence on existing management, leverage and debt service (including sensitivity to fluctuations in interest rates), domestic or global economic conditions, the inherent uncertainty and costs of prolonged arbitration or litigation, and changes in federal or state tax laws or the administration of such laws.

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

On July 24, 2008, we provided a secured loan to BlackBird Corporation, a Florida corporation (“BlackBird”), an unrelated entity. The funding of the loan took place on completion of a transaction by BlackBird to acquire an unrelated company, USA Datanet Corporation. The acquisition took place on July 24, 2008. The loan is evidenced by a 10% senior secured convertible promissory note, made by BlackBird (the “Secured Note”). The Secured Note matured on June 30, 2009 and the interest rate increased to 18% annually as of January 1, 2009, with interest payable quarterly on the last business day of each quarter. An extension to the note was provided through December 31, 2010 at an interest rate of 18%.

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

Liquidity and Capital Resources

At June 30, 2010, our principal sources of liquidity consisted of $2,021,820 of cash and working capital of $3,005,818, as compared to $2,302,620 of cash and working capital of $2,957,088 at December 31, 2009. In addition, our stockholders' equity was $3,085,861 at June 30, 2010, compared to stockholders' equity of $2,970,215 at December 31, 2009, an increase of $115,646. The decrease in cash primarily reflects the payment some accrued liabilities as well as purchase of fixed assets and an investment.

Our accumulated deficit increased from $31,148,045 at December 31, 2009 to $31,179,750 at June 30, 2010. The $31,705 increase in accumulated deficit resulted directly from the net loss realized for the six months ended June 30, 2010. Our accumulated deficit may increase in the future as existing maintenance agreements with our hotel clients expire and if we don’t succeed in bringing our new Kooltech equipment up to par.

Cash flow used in operations for the six months ended June 30, 2010 was $14,217 as compared to $48,431 provided for the same period ended June 30, 2010.

Investing activities for the six months ended June 30, 2010 used net cash of $266,583, compared to $35,702 of net cash provided during the six months ended June 30, 2009.

There were no financing activities in the six months ended June 30, 2010 and 2009.

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

Research and development expenses consist of payroll and related costs for hardware and software engineers, quality assurance specialists, management personnel, and the costs of materials used by our consultants in the maintenance of our existing installed products as well as research and development for new products. Research and development expenses in the six months ended June 30, 2010 and 2009 were $33,023 and $5,085, respectively.

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

Comparison of Three Months Ended June 30, 2010 and 2009

Revenues

Product Sales — Revenue from product sales was $219,106 for the three months ended June 30, 2010, compared to $23,073 for the three months ended June 30, 2009, representing an increase of $196,033, or 849.6%. The increase in product sales revenues was primarily due to the sale of product in our new hotels in agreements structured in the three months ended September 30, 2009 utilizing the Kooltech refreshment centers.

Maintenance Fees— Maintenance fees were $49,668 for the three months ended June 30, 2010, compared to $33,372 for the three months ended June 30, 2009, representing an increase of $16,296, or 48.8%. The increase in maintenance fee revenue was due to maintenance services provided for a hotel added in 2009.

Revenue Sharing Arrangements — Our revenue from revenue sharing arrangements was $0 for the three months ended June 30, 2010, compared to $67,199 for the three months ended June 30, 2009, representing a decrease of $67,199, or 100%. The decrease in revenue sharing revenue was due to the completion of revenue sharing contracts in 2009.

Interest — Our income from interest was $22,638 for the three months ended June 30, 2010, compared to $35,942 for the three months ended June 30, 2009, representing a decrease of $13,304, or 37%. The decrease related to the sharply decreasing interest rates. Revenue from interest was reclassified from operating expenses to demonstrate that it is presently an integral part of our core business plan.

Loss on other than temporary decline in marketable securities — The loss represented the write-off of an investment made in 2005 in Aprecia, Inc. in the amount of $50,000. Aprecia is no longer an operating company and therefore, a loss was recognized during the three months ended June 30, 2010.

Cost of Revenue

Cost of Product Sales Revenue — Our cost of product sales revenue for the three months ended June 30, 2010 was $117,703, compared to $17,361 for the three months ended June 30, 2009, an increase of $100,342, or 577.9%. The increase in cost of product sales revenue relates to the cost of the minibar product sold and labor provided in the three months ended June 30, 2010 versus the three months ended June 30, 2009. We are presently providing a complete turnkey solution to the hotels, which includes providing equipment labor and product for the Kooltech equipment that we purchased in June, 2009.

Cost of Maintenance Revenue — Our cost of maintenance revenue was $7,378 for the three months ended June 30, 2010, compared to $0 for the three months ended June 30, 2009, representing an increase of $7,378, or 100%. The increase in our cost of maintenance fee revenue was due to the servicing of Kooltech equipment.

Cost of Revenue Sharing Revenue — Cost of revenue sharing revenue was $0 for the three months ended June 30, 2010, compared to $21,449 for the three months ended June 30, 2009 representing a decrease of $21,449 or 100%.

The changes and percent changes with respect to our revenues and our cost of revenue for the three months ended June 30, 2010 and 2009 are summarized as follows:

	For the Three Months
	Ended June 30,
	2010	2009	Change	Percent Change
REVENUE AND INVESTMENT INCOME
Product sales	$219,106	$23,073	$196,033	849.6%
Maintenance fees	49,668	33,372	16,296	48.8%
Revenue-sharing arrangements	-	67,199	(67,199)	-100.0%
Interest Income	22,638	35,942	(13,304)	-37.0%
Loss on other than temporary decline in marketable securities	(50,000)	-	(50,000)	100.0%
Total Revenue and Investment Income	241,412	159,586	81,826	51.3%

COST OF REVENUE
Product sales	117,703	17,361	100,342	578.0%
Maintenance	7,378	-	7,378	100.0%
Revenue-sharing arrangements	-	21,449	(21,449)	-100.0%
Total Cost of Revenue	$125,081	$38,810	$86,271	222.3%

Although the preceding table summarizes the net changes and percent changes with respect to our revenues and our cost of revenue for the three months ended June 30, 2010 and 2009, the trends contained therein are limited and should not be viewed as a definitive indication of our future results.

Operating Expenses

Selling, General and Administrative — Selling, general and administrative expenses, including non-cash compensation expense, were $117,421 for the three months ended June 30, 2010, compared to $114,628 for the three months ended June 30, 2009, representing an increase of $2,793, or 2.4%. The increase in our selling, general and administrative expenses was immaterial.

Research and Development—Research and development expenses were $31,295 for the three months ended June 30, 2010, compared to $5,085 for the three months ended June 30, 2009 representing an increase of $26,210. The increase in our research and development expenses for the three months ended June 30, 2010 reflects an increase in new product development in 2010.

Net Income Attributable to Common Stockholders

We realized a net loss of $32,385 for the three months ended June 30, 2010, compared to net income of $1,063 during the three months ended June 30, 2009. The $33,438 decrease in net income was primarily related to the write-off of an investment. We may incur losses in the future as existing revenue sharing agreements with our hotel clients continue expire and as we continue to bring our recently purchased equipment up to par. There is no assurance that we will be successful in bringing the equipment up to par.

Comparison of Six Months Ended June 30, 2010 and 2009

Revenues

Product Sales — Revenue from product sales was $409,986 for the six months ended June 30, 2010, compared to $40,106 for the six months ended June 30, 2009, representing an increase of $369,880, or 922.3%. The increase in product sales revenues was primarily due to the sale of product in our new hotels in agreements structured in the three months ended September 30, 2009 utilizing the Kooltech refreshment centers.

Maintenance Fee Revenues — Maintenance fee revenues were $99,552 for the six months ended June 30, 2010, compared to $75,828 for the six months ended June 30, 2009, representing an increase of $23,724, or 31.3%. The increase in maintenance fee revenue was due to maintenance services provided for a hotel added in 2009.

Revenue Sharing Arrangements — Our revenue from revenue sharing arrangements was $0 for the six months ended June 30, 2010, compared to $148,815 for the six months ended June 30, 2009, representing a decrease of $148,815, or 100%. The decrease in revenue sharing revenue was due to the completion of revenue sharing contracts in 2009.

Interest Income - Our revenue from interest and other income was $53,052 for the six months ended June 30, 2010 as compared to $73,735 for the six months ended June 30, 2009, representing a decrease of $20,683, or 28.1%. The decrease related to the sharply decreasing interest rates. Revenue from interest and other income was reclassified from operating expenses to demonstrate that it is presently an integral part of our core business plan.

Loss on other than temporary decline in marketable securities — The loss represented the write-off of an investment made in 2005 in Aprecia, Inc. in the amount of $50,000. Aprecia is no longer an operating company and therefore, a loss was recognized during the six months ended June 30, 2010.

Cost of Revenue

Cost of Product Sales Revenue — Our cost of product sales revenue for the six months ended June 30, 2010 was $251,770, compared to $32,755 for the six months ended June 30, 2009, an increase of $219,015 or 668.6%. The increase in cost of product sales revenue relates to the cost of the minibar product sold and labor provided in the six months ended June 30, 2010 versus the six months ended June 30, 2009. We are presently providing a complete turnkey solution to the hotels, which includes providing equipment labor and product for the Kooltech equipment that we purchased in June, 2009.

Cost of Maintenance Fee Revenue — Our cost of maintenance fee revenue was $23,135 for the six months ended June 30, 2010, compared to $7,623 for the six months ended June 30, 2009, representing an increase of $15,512, or 203.5%. The increase in our cost of maintenance fee revenue was due to the increased amount of equipment being serviced.

Cost of Revenue Sharing Revenue — Cost of revenue sharing revenue was $0 for the six months ended June 30, 2010, compared to $46,951 for the six months ended June 30, 2009 representing a decrease of $46,951 or 100%.

The changes and percent changes with respect to our revenues and our cost of revenue for the six months ended June 30, 2010 and 2009 are summarized as follows:

	For the Six Months
	Ended June 30,
	2010	2009	Change	Percent Change
REVENUE AND INVESTMENT INCOME
Product sales	$409,986	$40,106	$369,880	922.3%
Maintenance fees	99,552	75,828	23,724	31.3%
Revenue-sharing arrangements	-	148,815	(148,815)	-100.0%
Interest Income	53,052	73,735	(20,683)	-28.1%
Loss on other than temporary decline in marketable securities	(50,000)	-	(50,000)	100.0%
Total Revenue and Investment Income	512,590	338,484	174,106	51.4%

COST OF REVENUE
Product sales	251,770	32,755	219,015	668.6%
Maintenance	23,135	7,623	15,512	203.5%
Revenue-sharing arrangements	-	46,951	(46,951)	-100.0%
Total Cost of Revenue	$274,905	$87,329	$187,576	214.8%

Although the preceding table summarizes the net changes and percent changes with respect to our revenues and our cost of revenue for the six months ended June 30, 2010 and 2009, the trends contained therein are limited and should not be viewed as a definitive indication of our future results.

Operating Expenses

Selling, General and Administrative — Selling, general and administrative expenses, including non-cash compensation expense, were $236,367 for the six months ended June 30, 2010, compared to $243,217 for the six months ended June 30, 2009, representing a decrease of $6,850, or 2.8%. The decrease in our selling, general and administrative expenses is immaterial.

Research and Development—Research and development expenses were $33,023, for the six months ended June 30, 2010, compared to $5,085 for the six months ended June 30, 2009 representing an increase of $27,938. The increase in our research and development expenses for the six months ended June 30, 2010 reflects an increase in new product development in 2010.

Net Income/(Loss) Attributable to Common Stockholders

We realized a net loss of $31,705 for the six months ended June 30, 2010, compared to a net income of $2,853 during the six months ended June 30, 2009. The $34,558 decrease in net income was primarily due to the write-off of an investment.

Contractual Cash Obligations and Commercial Commitments

There were no significant contractual cash obligations or commercial commitments either on or off balance sheet as of June 30, 2010.

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

Date: August 16, 2010
	By:	/s/ David A. Gestetner
	Name:	David A. Gestetner
	Title:	President, Chief Executive Officer, Secretary,
and Chairman of the Board
(Principal Executive, Financial,
and Accounting Officer)