Form 10-Q
period 2010-09-30
EROOMSYSTEM TECHNOLOGIES INC
filed 2010-11-12
CIK 1110361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Yes  ☐ No  ☒

The number of shares of the issuer’s common stock issued and outstanding as of November 2, 2010 was 23,907,865 shares.

EROOMSYSTEM TECHNOLOGIES, INC.

-ii-

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
	2010	2009
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,052,220	$2,302,620
Investment in certificate of deposit	104,593	-
Investment in equity securities available for sale	34,000	-
Investment in real property tax liens	75,448	-
Accounts receivable, net of allowance for doubtful accounts of $17,181 at September 30, 2010 and $19,087 at December 31, 2009	95,721	105,826
Inventory	75,031	75,911
Advance to supplier	49,278	53,011
Note receivable	522,685	522,685
Prepaid expenses	62,236	18,716
Total Current Assets	3,071,212	3,078,769
PROPERTY AND EQUIPMENT
Computer and office equipment, net of accumulated depreciation of $26,021 at September 30, 2010 and $11,971 at December 31, 2009	78,623	4,801
INTANGIBLE ASSETS, net of accumulated amortization of $2,954 at September 30, 2010 and $1,688 at December 31, 2009	2,110	3,376
DEPOSITS	2,250	4,950

Total Assets	$3,154,195	$3,091,896

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$20,552	$25,037
Accrued liabilities	51,082	94,640
Customer deposits	2,004	2,004
Total Current Liabilities	73,638	121,681
STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none outstanding	-	-
Common stock, $0.001 par value; 50,000,000 shares authorized; outstanding: 23,907,865 shares at September 30, 2010 and 23,832,865 shares at December 31, 2009	23,908	24,123
Additional paid-in capital	34,156,705	34,079,467
Treasury stock at cost; 0 shares at September 30, 2010 and 290,300 shares at December 31, 2009	-	(38,453)
Warrants and options outstanding	-	103,123
Accumulated deficit	(31,134,056)	(31,148,045)
Accumulated other comprehensive gain (loss)	34,000	(50,000)
Total Stockholders' Equity	3,080,557	2,970,215

Total Liabilities and Stockholders' Equity	$3,154,195	$3,091,896

See accompanying notes to condensed consolidated financial statements

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009

REVENUE AND INVESTMENT INCOME (LOSSES)
Product sales	$213,371	$115,277	$623,357	$155,383
Maintenance fees	48,687	45,158	148,239	120,986
Revenue-sharing arrangements	-	45,559	-	194,374
Interest income	32,206	20,101	85,258	93,836
Loss on other than temporary decline in marketable securities	-	-	(50,000)	-
Total Revenue and Investment Income (Losses)	294,264	226,095	806,854	564,579
COST OF REVENUE
Product sales	138,229	96,008	389,999	128,763
Maintenance	4,757	23,533	27,892	31,156
Revenue-sharing arrangements	-	8,691	-	55,642
Total Cost of Revenue	142,986	128,232	417,891	215,561

OPERATING EXPENSES
Selling, general and administrative expense, including non-cash compensation of $0, $1,079, $12,351 and $20,175, respectively	84,158	237,309	320,525	480,526
Research and development expense	21,426	2,031	54,449	7,116
Net Operating Expenses	105,584	239,340	374,974	487,642

Net Income (Loss)	45,694	(141,477)	13,989	(138,624)

OTHER COMPREHENSIVE INCOME
Unrealized gain (loss) on investment in equity securities	(51,000)	-	34,000	-
Reclassification adjustment for losses included in operations	-	-	50,000	-

Comprehensive Income (Loss)	$(5,306)	$(141,477)	$97,989	$(138,624)

Basic Earnings (Loss) Per Common Share	$-	$(0.01)	$-	$(0.01)
Diluted Earnings (Loss) Per Common Share	$-	$(0.01)	$-	$(0.01)

See accompanying notes to condensed consolidated financial statements

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$13,989	$(138,624)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	15,315	59,027
Gain on sale of refreshment centers	-	(7,277)
Loss from other than temporary decline in marketable securities	50,000	14,074
Non-cash compensation expense	12,351	20,175
Changes in operating assets and liabilities:
Accounts receivable	10,105	10,102
Accrued interest receivable	-	(10,082)
Inventory	880	(34,373)
Advance to supplier	3,733	-
Prepaid expenses	(43,520)	42,007
Accounts payable	(4,485)	(9,732)
Accrued liabilities	(43,558)	4,177
Customer deposits and deferred maintenance revenue	-	(6,552)
Net Cash Provided By (Used In) Operating Activities	14,810	(57,078)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(87,869)	(3,031)
Proceeds from sale of refreshment centers	-	66,750
Purchase of investments in real property tax liens	(115,736)	-
Proceeds from collectioins of real property tax liens	40,288	-
Purchase of investment in certificate of deposit	(104,593)	-
Payment of note receivable	-	183,159
Change in long-term deposits and restricted funds	2,700	(3,100)
Net Cash Provided by (Used In) Investing Activities	(265,210)	243,778

Net Increase (Decrease) in Cash	(250,400)	186,700

Cash and Cash Equivalents at Beginning of Period	2,302,620	2,135,814

Cash and Cash Equivalents at End of Period	$2,052,220	$2,322,514

See accompanying notes to condensed consolidated financial statements

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Condensed Financial Statements - The accompanying unaudited condensed consolidated financial statements include the accounts of eRoomSystem Technologies, Inc. and its wholly-owned subsidiaries (the "Company"). Intercompany accounts and transactions have been eliminated in consolidation. These financial statements are condensed and, therefore, do not include all disclosures normally required by generally accepted accounting principles. These statements should be read in conjunction with the Company's annual financial statements for the fiscal year ended December 31, 2009 included in the Company's Annual Report on Form 10-K. In particular, the Company's organization, nature of operations and significant accounting principles were presented in Note 1 to the consolidated financial statements in that annual report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying unaudited condensed consolidated financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2010.

Cash and Cash Equivalents – Cash and cash equivalents include highly-liquid debt investments with original maturities of three months or less, readily convertible to known amounts of cash. At September 30, 2010, the Company had cash in excess of federally insured limits of $290,729.

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

The following table is a reconciliation of the numerators and denominators used in the calculation of basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2010 and 2009:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2010	2009	2010	2009
Net income (loss)	$45,694	$(141,477)	$13,989	$(138,624)
Basic weighted-average common shares outstanding	23,907,865	24,123,165	23,865,283	24,092,121
Effect of dilutive stock options and warrants	44,056	-	35,294	-
Diluted weighted-average common shares outstanding	23,951,921	24,123,165	23,900,577	24,092,121
Basic earnings (loss) per share	$-	$(0.01)	$-	$(0.01)
Diluted earnings (loss) per share	$-	$(0.01)	$-	$(0.01)

During the three and nine months ended September 30, 2010, there were 2,037,844 potential common stock equivalents from options and warrants and during the three and nine months ended September 30, 2009, there were 2,215,844 potential common stock equivalents from options and warrants that were not included in the computation of diluted earnings (loss) per share because their effect would have been anti-dilutive.

Reclassifications – Certain reclassifications have been made to the 2009 condensed financial statements to conform to the 2010 presentation. The reclassifications had no effect on net loss for the three or nine months ended September 30, 2009.

Recent Accounting Pronouncements –

Disclosures about Fair Value Measurements – In January 2010, the FASB issued guidance that will require the Company to present separately information about purchases, sales, issuances and settlements, on a gross basis, in the reconciliation of fair value measurements using significant unobservable inputs (Level 3). This guidance is effective for fiscal years beginning after December 15, 2010. The Company is currently evaluating this guidance and does not expect that the adoption of this guidance will have a material effect on the Company.

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 - BUSINESS CONDITION

During the year ended December 31, 2009 and the nine months ended September 30, 2010, the Company realized a net loss of $137,649 and net income of $13,989, respectively. During the year ended December 31, 2009 and the nine months ended September 30, 2010, the Company's operations used $55,616 and provided $14,810 of cash, respectively. The Company had a cash and cash equivalent balance of $2,052,220 as of September 30, 2010. Although the Company realized net income in the nine months ended September 30, 2010, there is no assurance that the Company will not suffer losses in the future. The Company’s remaining hotel maintenance contracts are concluding; however, the Company has additional contracts with hotels due to the recent purchase of the Kooltech refreshment centers. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern. Management plans to acquire an existing operating company to enable the Company to increase revenues and long-term viability. The Company has also been performing research regarding potential further investments in either privately-held or publicly-traded emerging growth-stage companies. There is no assurance that a viable operating company or investment can be purchased under terms acceptable to the Company.

NOTE 3 – INVESTMENTS

Investment in Certificate of Deposit – At September 30, 2010, the Company had invested in an unsecured certificate of deposit issued by a bank in the amount of $104,593 that earns interest at 0.995% and matures on January 9, 2011.

Investment in Equity Securities Available for Sale – As discussed further in Note 5, the Company was issued 50,000 shares of stock in Blackbird Corporation in July 2008. On June 7, 2010, Blackbird entered into a share exchange with RPID later renamed Spot Mobile International Ltd (“Spot Mobile”). The 50,000 shares of common stock of Blackbird were exchanged for 1,700,000 restricted shares of common stock of Spot Mobile. The Spot Mobile shares were reverse split in October 2010 to 56,667 shares. Spot Mobile’s common stock is publicly traded and had a post-split market value of $0.60 per share on September 30, 2010. The Company recorded an $85,000 unrealized gain on the investment in Spot Mobile at June 30, 2010; therefore, a $51,000 unrealized loss was recorded during the three months ended September 30, 2010, which resulted in a $34,000 unrealized gain on the Spot Mobile common stock during the nine months ended September 30, 2010, which unrealized gain is included in other comprehensive income.

During the year ended December 31, 2007, the Company reduced the carrying value of its investment in Aprecia, Inc. to zero through a $50,000 charge to other comprehensive loss. During the nine months ended September 30, 2010, the Company determined that Aprecia, Inc. was no longer an operating company, that the decline in value of this investment was other than temporary and recognized the $50,000 loss in operations.

Investments in equity securities as of September 30, 2010 are summarized below:

	Cost	Unrealized	Unrealized	Fair
Equity Securities	Basis	Gains	Losses	Value
Spot Mobile	$-	$34,000	$-	$34,000

At September 30, 2010, accumulated other comprehensive income consisted solely of the unrealized holding gain from the investment in Spot Mobile.

Investment in Real Property Tax Liens – During the nine months ended September 30, 2010, the Company purchased $119,844 in real property tax liens from various municipalities in New Jersey. Through September 30, 2010, the Company had collected $44,396 in tax lien settlements. The New Jersey municipal tax liens are receivable from the real property owners and are secured by a first priority lien on the related real property. Upon foreclosure, the Company would obtain ownership of the real property. The tax lien receivables accrue interest up to 18% per annum, accrue penalties at 2% to 6% per annum and are also increased by the amount of any collection expenses incurred. The investment in the real property tax liens are accounted for as an investment in troubled debts and are carried at cost. Collection of interest, penalties and expense reimbursements is not certain and is recognized upon being realized.

NOTE 4 - INVENTORY

The Company maintains an inventory of product that is sold in the refreshment centers in a number of hotels. The inventory is purchased as finished goods.

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5– NOTE RECEIVABLE

On July 24, 2008, the Company extended a loan in the amount $500,000 to Blackbird Corporation (“Blackbird”). The loan is evidenced by a 10% senior secured convertible promissory note made by Blackbird in favor of the Company (the “Secured Note”). In addition, Blackbird issued 50,000 shares of its common stock to the Company. On the date of issuance and since that date, the fair value of Blackbird’s common stock was not determinable and the shares were valued at zero. The Secured Note was extended to December 31, 2010. The interest rate increased to 18% after December 31, 2008, with interest payable quarterly on the last business day of each quarter. The carrying amount of the Secured Note was increased by $22,685 of accrued interest prior to 2010. Blackbird is current in its interest payments under the current requirements of the extended loan.

The note receivable is evaluated for impairment on a quarterly basis. If projections were to indicate that the carrying value of the promissory note was not recoverable, the carrying value would be reduced by the estimated excess of the carrying value over the projected discounted cash flows. The Blackbird promissory note was evaluated for impairment as of September 30, 2010 and no impairment was deemed necessary.

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

In addition, the Company agreed that in the event eFridge or any other subsidiary of the Company purchases any new Kooltech equipment from the manufacturers thereof or brokers the sale of new Kooltech equipment or equipment materially similar to Kooltech’s to third parties, the Company will pay to CPC an amount equal to $30 per mini-bar and $15 per automated basket so purchased or brokered. No payments have been made to CPC through September 30, 2010, as eFridge has not had a positive EBITDA during the fifteen months since the purchase date.

During the nine months ended September 30, 2010, the Company purchased vending machines for placement in a hotel in the amount of $68,351. These machines are being depreciated over a 7 year period.

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

Following is a description of the valuation methodologies used for assets measured at fair value.  There have been no changes in the methodologies used at September 30, 2010.

Investment in Certificate of Deposit – The investment in the certificate of deposit is based on quoted prices for similar assets in active markets.

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The following tables set forth by level, within the fair value hierarchy, the estimated fair values of the Company’s financial assets measured on a recurring basis as of September 30, 2010:

	Level 1	Level 2	Level 3	Total
Investment in Certificate of Deposit	$-	$104,593	$-	$104,593
Investment in Equity Securities Available for Sale	34,000	-	-	34,000

Total Assets Measured at Fair Value	$34,000	$104,593	$-	$138,593

NOTE 8 – CHANGES TO REVENUE

During the nine months ended September 30, 2010, the Company’s revenue shifted from being primarily revenue sharing arrangements to one of product sales. The Company has added some hotels through the purchase of KoolTech’s refreshment centers through which the Company provides a turnkey solution to those hotels. The Company provides drinks as well as other refreshments in the refreshment centers and the sale of these products to the Hotel guests using the auspices of the Hotel is accounted for as product sales. The Company has a number of one year contracts with the Hotels in this regards, all of which expire in the next few months.

Given the Company’s change in focus on investing in third party emerging growth companies as well loaning money to same, interest income for all periods presented was reclassified to revenue during the nine months ended September 30, 2010.

NOTE 9 - STOCKHOLDERS’ EQUITY

Based on guidance issued by the Financial Accounting Standards Board, options and warrants outstanding were reclassified to additional paid-in capital on January 1, 2010. During the nine months ended September 30, 2010, the Company constructively retired 290,300 shares of common stock from treasury stock to common stock and additional paid-in capital. The Company had repurchased the shares in previous periods under its repurchase program.

On June 4, 2010, the Company issued 75,000 shares of common stock to its Board of Directors in recognition of services rendered. These shares were valued at $11,250 ($0.15 per share).

During the nine months ended September 30, 2010, the Company granted options to purchase 7,500 shares of common stock to an employee for services rendered. These options, which vested immediately, have an exercise price of $0.18 per share and are exercisable through March 22, 2015. These options were valued at approximately $0.15 per share, or $1,101, using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 2.65%, dividend yield of 0.0%, volatility of 115% and expected life of 5 years. These options expired when the employee left the Company in July 2010.

Compensation expense relating to stock options of $1,101 was recognized during the nine months ended September 30, 2010. There was no unrecognized compensation related to stock options at September 30, 2010.

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A summary of stock option and warrant activity for the nine months ended September 30, 2010 is as follows:

			Weighted-
		Weighted -	Average
		Average	Remaining	Aggregate
	Options and	Exercise	Contractual	Intrinsic
	Warrants	Price	Term (Years)	Value
Balance, December 31, 2009	2,263,344	$0.32
Granted	7,500	0.18
Expired	(40,000)	0.29
Balance, September 30, 2010	2,230,844	$0.32	2.0	$15,650
Exercisable, September 30, 2010	2,230,844	$0.32	2.0	$15,650
Weighted-average fair value of options granted during the period ended September 30, 2010		$0.15

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

Liquidity and Capital Resources

At September 30, 2010, our principal sources of liquidity consisted of $2,052,220 of cash and working capital of $2,997,574, as compared to $2,302,620 of cash and working capital of $2,957,088 at December 31, 2009. In addition, our stockholders' equity was $3,080,557 at September 30, 2010, compared to stockholders' equity of $2,970,215 at December 31, 2009, an increase of $110,342. The decrease in cash primarily reflects the payment of some accrued liabilities as well as the purchase of fixed assets and an investment.

Our accumulated deficit decreased from $31,148,045 at December 31, 2009 to $31,134,056 at September 30, 2010. The $13,989 decrease in accumulated deficit resulted directly from the net income realized for the nine months ended September 30, 2010. Our accumulated deficit may increase in the future as existing maintenance agreements with our hotel clients expire and if we don’t succeed in bringing our new Kooltech equipment up to par.

Cash flow provided in operations for the nine months ended September 30, 2010 was $14,810 as compared to $57,078 used for the same period ended September 30, 2009.

Investing activities for the nine months ended September 30, 2010 used net cash of $265,210, compared to $243,778 of net cash provided during the nine months ended September 30, 2009.

There were no financing activities in the nine months ended September 30, 2010 and 2009.

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

Revenue Recognition

Historically, we have received most of our revenues from the sale or placement under a revenue-sharing program of our products in hotels. More recently we have purchased minibars and baskets already placed in hotels and setup turnkey solution at these hotels. In these hotels we receive most of the revenues for the product sold in the minibars and baskets. We pay up to 3-5% of revenues to some of the hotels. We also receive limited revenues through the parts procurement online website we setup in December 2008 for the material handling industry. Additionally, we receive revenues from a loan made to a third party. We may realize revenues from the sale of securities purchased from third party companies in the future.

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

Research and development expenses consist of payroll and related costs for hardware and software engineers, quality assurance specialists, management personnel, and the costs of materials used by our consultants in the maintenance of our existing installed products as well as research and development for new products. Research and development expenses in the nine months ended September 30, 2010 and 2009 were $54,449 and $7,116, respectively.

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

Comparison of Three Months Ended September 30, 2010 and 2009

Revenues

Product Sales — Revenue from product sales was $213,371 for the three months ended September 30, 2010, compared to $115,277 for the three months ended September 30, 2009, representing an increase of $98,094, or 85.1%. The increase in product sales revenues was primarily due to the sale of product in new hotels added in 4th quarter, 2009.

Maintenance Fees— Maintenance fees were $48,687 for the three months ended September 30, 2010, compared to $45,158 for the three months ended September 30, 2009, representing an increase of $3,529, or 7.8%. The increase in maintenance fee revenue was immaterial.

Revenue Sharing Arrangements — Our revenue from revenue sharing arrangements was $0 for the three months ended September 30, 2010, compared to $45,559 for the three months ended September 30, 2009, representing a decrease of $45,559, or 100%. The decrease in revenue sharing revenue was due to the completion of revenue sharing contracts in 2009.

Interest — Our income from interest was $32,206 for the three months ended September 30, 2010, compared to $20,101 for the three months ended September 30, 2009, representing an increase of $12,105, or 60.2%. The increase related to loss recorded in the three months ended September 30, 2009. Revenue from interest was reclassified from operating expenses to demonstrate that it is presently an integral part of our core business plan.

Cost of Revenue

Cost of Product Sales Revenue — Our cost of product sales revenue for the three months ended September 30, 2010 was $138,229, compared to $96,008 for the three months ended September 30, 2009, an increase of $42,221, or 44%. The increase in cost of product sales revenue relates to the increase in Hotels since September 30, 2009.

Cost of Maintenance Revenue — Our cost of maintenance revenue was $4,757 for the three months ended September 30, 2010, compared to $23,533 for the three months ended September 30, 2009, representing a decrease of $18,776, or 79.8%. The decrease in our cost of maintenance fee revenue was decreased cost of servicing of Kooltech equipment.

Cost of Revenue Sharing Revenue — Cost of revenue sharing revenue was $0 for the three months ended September 30, 2010, compared to $8,691 for the three months ended September 30, 2009 representing a decrease of $8,691 or 100%.

The changes and percent changes with respect to our revenues and our cost of revenue for the three months ended September 30, 2010 and 2009 are summarized as follows:

	For the Three Months Ended September 30,
				Percent
	2010	2009	Change	Change
REVENUE
Product sales	$213,371	$115,277	$98,094	85.1%
Maintenance fees	48,687	45,158	3,529	7.8%
Revenue-sharing arrangements	-	45,559	(45,559)	-100.0%
Interest income	32,206	20,101	12,105	60.2%
Total Revenue	294,264	226,095	68,169	30.2%

COST OF REVENUE
Product sales	138,229	96,008	42,221	44.0%
Maintenance	4,757	23,533	(18,776)	-79.8%
Revenue-sharing arrangements	-	8,691	(8,691)	-100.0%
Total Cost of Revenue	$142,986	$128,232	$14,754	11.5%

Although the preceding table summarizes the net changes and percent changes with respect to our revenues and our cost of revenue for the three months ended September 30, 2010 and 2009, the trends contained therein are limited and should not be viewed as a definitive indication of our future results.

Operating Expenses

Selling, General and Administrative — Selling, general and administrative expenses, including non-cash compensation expense, were $84,158 for the three months ended September 30, 2010, compared to $237,309 for the three months ended September 30, 2009, representing a decrease of $153,151, or 64.5%. The decrease in our selling, general and administrative expenses related to the start-up costs for the Kooltech equipment as well as the write-off of an uncollectible account that took place during the three months ended September 30, 2009.

Research and Development—Research and development expenses were $21,426 for the three months ended September 30, 2010, compared to $2,031 for the three months ended September 30, 2009 representing an increase of $19,395. The increase in our research and development expenses for the three months ended September 30, 2010 reflects an increase in new product development in 2010.

Net Income Attributable to Common Stockholders

We realized a net income of $45,694 for the three months ended September 30, 2010, compared to a net loss of $141,477 during the three months ended September 30, 2009. The $187,171 increase in net income was primarily related to the increase in revenue as well as a decrease in the many costs involved in the equipment purchase from CPC during the three months ended September 30, 2009. We may incur losses in the future as existing with our hotel clients expire and as we replace some older models of refreshment centers.

Comparison of Nine months Ended September 30, 2010 and 2009

Revenues

Product Sales — Revenue from product sales was $623,357 for the nine months ended September 30, 2010, compared to $155,383 for the nine months ended September 30, 2009, representing an increase of $467,974, or 301.2%. The increase in product sales revenues was primarily due to the sale of product in our new hotels added since June 30, 2009 utilizing the Kooltech refreshment centers.

Maintenance Fee Revenues — Maintenance fee revenues were $148,239 for the nine months ended September 30, 2010, compared to $120,986 for the nine months ended September 30, 2009, representing an increase of $27,253, or 22.5%. The increase in maintenance fee revenue was due to additional maintenance services at a hotel.

Revenue Sharing Arrangements — Our revenue from revenue sharing arrangements was $0 for the nine months ended September 30, 2010, compared to $194,374 for the nine months ended September 30, 2009, representing a decrease of $194,374, or 100%. The decrease in revenue sharing revenue was due to the completion of revenue sharing contracts in 2009.

Interest Income - Our revenue from interest and other income was $85,258 for the nine months ended September 30, 2010 as compared to $93,836 for the nine months ended September 30, 2009, representing a decrease of $8,578, or 9.1%. The decrease related to the sharply decreasing interest rates. Revenue from interest and other income was reclassified from operating expenses to demonstrate that it is presently an integral part of our core business plan.

Loss on other than temporary decline in marketable securities — The loss represented the write-off of an investment made in 2005 in Aprecia, Inc. in the amount of $50,000. Aprecia is no longer an operating company and therefore, a loss was recognized during the nine months ended September 30, 2010.

Cost of Revenue

Cost of Product Sales Revenue — Our cost of product sales revenue for the nine months ended September 30, 2010 was $389,999, compared to $128,763 for the nine months ended September 30, 2009, an increase of $261,236 or 202.9%. The increase in cost of product sales revenue relates to the increased minibar product sold and labor provided in the nine months ended September 30, 2010 versus the nine months ended September 30, 2009. We are presently providing a complete turnkey solution to the hotels, which includes providing equipment labor and product for the Kooltech equipment that we purchased in June, 2009.

Cost of Maintenance Fee Revenue — Our cost of maintenance fee revenue was $27,892 for the nine months ended September 30, 2010, compared to $31,156 for the nine months ended September 30, 2009, representing a decrease of $3,264, or 10.5%. The decrease in our cost of maintenance fee revenue was due to greater efficiencies put into place.

Cost of Revenue Sharing Revenue — Cost of revenue sharing revenue was $0 for the nine months ended September 30, 2010, compared to $65,642 for the nine months ended September 30, 2009 representing a decrease of $55,642 or 100%.

The changes and percent changes with respect to our revenues and our cost of revenue for the nine months ended September 30, 2010 and 2009 are summarized as follows:

	For the Nine Months Ended September 30,
				Percent
	2010	2009	Change	Change
REVENUE
Product sales	$623,357	$155,383	$467,974	301.2%
Maintenance fees	148,239	120,986	27,253	22.5%
Revenue-sharing arrangements	-	194,374	(194,374)	-100.0%
Interest income	85,258	93,836	(8,578)	-9.1%
Loss on other than temporary decline in marketable securities	(50,000)	0	(50,000)
Total Revenue	806,854	564,579	242,275	42.9%

COST OF REVENUE
Product sales	389,999	128,763	261,236	202.9%
Maintenance	27,892	31,156	(3,264)	-10.5%
Revenue-sharing arrangements	-	55,642	(55,642)	-100.0%
Total Cost of Revenue	$417,891	$215,561	$202,330	93.9%

Although the preceding table summarizes the net changes and percent changes with respect to our revenues and our cost of revenue for the nine months ended September 30, 2010 and 2009, the trends contained therein are limited and should not be viewed as a definitive indication of our future results.

Operating Expenses

Selling, General and Administrative — Selling, general and administrative expenses, including non-cash compensation expense, were $320,525 for the nine months ended September 30, 2010, compared to $480,526 for the nine months ended September 30, 2009, representing a decrease of $160,001, or 33.3%. The decrease in our selling, general and administrative expenses relates to the increased expenses during the nine months ended September 30, 2009 due to startup costs after the purchase of Kooltech equipment as well as the write-off of an uncollectible account.

Research and Development—Research and development expenses were $54,449, for the nine months ended September 30, 2010, compared to $7,116 for the nine months ended September 30, 2009 representing an increase of $47,333. The increase in our research and development expenses for the nine months ended September 30, 2010 reflects an increase in new product development in 2010.

Net Income (Loss) Attributable to Common Stockholders

We realized a net income of $13,989 for the nine months ended September 30, 2010, compared to a net loss of $138,624 during the nine months ended September 30, 2009. The $152,613 increase in net income was primarily related to the increase in revenue over the nine months as well as a decrease in the many costs incurred during the nine months ended September 30, 2009 that were involved in the equipment purchase from CPC.

Contractual Cash Obligations and Commercial Commitments

There were no significant contractual cash obligations or commercial commitments either on or off balance sheet as of September 30, 2010.

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

Date: November 12, 2010
	By:	/s/ David A. Gestetner
	Name:	David A. Gestetner
	Title:	President, Chief Executive Officer, Secretary,
and Chairman of the Board
(Principal Executive, Financial,
and Accounting Officer)