Form 10-K
period 2010-12-31
EROOMSYSTEM TECHNOLOGIES INC
filed 2011-03-24
CIK 1110361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒      No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   YES ☐    NO   ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

$3,825,258 based upon $0.16 per share which was the last price at which the common equity purchased by non-affiliates was last sold, since there is no public bid or ask price. There was a public bid and ask price of $0.17 and $0.14, respectively, for an average price of $0.155 on June 30, 2010.

The number of shares of the issuer’s common stock issued and outstanding as of March 21, 2011 was 23,907,865 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

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

On July 24, 2008, we provided a secured loan to BlackBird Corporation, a Florida corporation (“BlackBird”), an unrelated entity. The funding of the loan took place on completion of a transaction by BlackBird to acquire an unrelated company, USA Datanet Corporation. The acquisition took place on July 24, 2008. The loan is evidenced by a 10% senior secured convertible promissory note, made by BlackBird (the “Secured Note”). The Secured Note was extended to March 31, 2011 and the interest rate increased to 18% annually on January 1, 2009, with interest payable quarterly on the last business day of each quarter.

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

We have deployed over 10,000 eRoomServ refreshment centers, and over 6,000 eRoomSafes at many hotel properties. In addition we operate approximately 1,000 KoolTech refreshment centers purchased from CPC.

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

Installed as part of our eRoomServ refreshment center, the eRoomSystem provides the communication link between the hotel guest, our products, our file server located at the hotel (the eRoomSystem file server), the hotel's property management system, and the file server located at our headquarters (the eRoomSystem master file server). Our software is remotely upgradeable from our Salt Lake City and New Jersey facilities, which reduces the need for costly on-site visits. We can also remotely adjust pricing, change messages on the liquid crystal display, lock and unlock our units and change the input touchpad layout. From our facility, we can also determine whether our products are active and working properly and, in the event a participating hotel fails to pay outstanding invoices or otherwise violates the terms of its agreement with us, control the use of our products by remotely locking the units.

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
▪	A hotel guest selects a beverage or snack from our eRoomServ refreshment center or eRoomTray;

▪
The purchase is either immediately confirmed on the liquid crystal display and acknowledged with an audible beep or subject to a countdown of a predetermined (by the hotel) number of seconds prior to purchase confirmation;

▪	Upon confirmation, the transaction information, such as product type, price and time of purchase, is simultaneously transferred to the eRoomSystem file server;

▪
The eRoomSystem file server communicates on a real-time basis with the hotel's property management system and periodically with our eRoomSystem master file server located at our Salt Lake City facility; and

▪	The hotel's property management system posts the purchase to the hotel guest's room account.

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

Research and Development

At the core of our products and services is our proprietary software and hardware that make up our eRoomSystem. In 2008, we initiated some research and development projects for the purpose of creating a new product line. We have stepped up our research and development in 2010. There is no assurance that the products we are working on will be successfully completed or deployed.

Sales and Marketing

We have deployed more than 10,000 refreshment centers, and over 6,000 eRoomSafes at many hotel properties. We have renewed our sales and marketing efforts with respect to new product placements for the refreshment centers. There is no assurance that we will be successful in selling or placing additional units.

Manufacturing

We do not anticipate manufacturing new refreshment centers in our own facilities in the future, however, we may utilize outside manufacturing companies to manufacture additional units as necessary. We will continue to service our existing products placed pursuant to existing revenue sharing and maintenance agreements.

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

We have four wholly owned subsidiaries, eRoomSystem Services, Inc. (formerly RoomSystems), eRoomSystem SPE, Inc., eFridge, LLC and eLiftLLC, LLC. RSi BRE, Inc., or RSi BRE, a former wholly-owned subsidiary, was liquidated into eRoomSystem Technologies, Inc. in 2004.

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

Employees

We currently employ approximately 3 full-time employees and 8 part-time employees in addition to one consultant. None of our employees are subject to a collective bargaining agreement.

ITEM 2.       DESCRIPTION OF PROPERTY.

Our headquarters and principal executive offices, comprising approximately 1,100 square feet, are located at 1072 Madison Ave., Lakewood, NJ 08701. We pay $1,300 per month and lease on a month to month basis.

In addition, we currently utilize storage space in Salt Lake City, Utah, Jersey City, NJ, Lakewood, NJ and Jackson, NJ. We maintain inventory and replacement parts at these facilities. We pay approximately $1,600 per month for these facilities, which have a month to month arrangement.

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

Market Information

Prior to August 3, 2000, there was no public market for our common stock. In conjunction with our initial public offering, our common stock was accepted for listing on the NASDAQ SmallCap Market under the trading symbol "ERMS". In April 2003, our common stock was delisted from the NASDAQ SmallCap market. Our common stock is currently quoted on the Over-The-Counter Bulletin Board under the same symbol. As of March 21, 2011, there were 23,907,865 shares of common stock outstanding and no shares of any class of preferred stock outstanding.

High And Low Sale Prices Of Our Common Stock

The following table sets forth the high and low bid information of our common stock, as quoted on the Over The Counter Bulletin Board (which quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions) for each quarter during the period January 1, 2009 through December 31, 2010:

Calendar Quarter Ended	Low	High
March 31, 2009	$0.11	$0.19
June 30, 2009	$0.09	$0.15
September 30, 2009	$0.09	$0.17
December 31, 2009	$0.14	$0.26
March 31, 2010	$0.17	$0.23
June 30, 2010	$0.11	$0.20
September 30, 2010	$0.14	$0.22
December 31, 2010	$0.11	$0.22
March 31, 2011 (through March 21, 2011)	$0.12	$0.23

The last reported price of our common stock on the Over-The-Counter Bulletin Board on March 21, 2011 was $0.17 per share. We are not aware of any public market for our options or warrants.

Holders

As of March 21, 2011, there were approximately 400 stockholders of record holding our outstanding common stock.

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

Recent Sales of Unregistered Securities; Use of Proceeds

There were no recent sales of unregistered securities in fiscal years ended December 31, 2010 and 2009.

During the year ended December 31, 2010, the Company issued 75,000 shares of common stock valued at $11,250 ($0.15 per share based on market value on the date issued) to its Board of Directors for services rendered. This reflects the issuance of 25,000 shares of common stock to each of Mssrs. Hardt, Wein and Savas. The shares were issued under Section 4(2) of the Securities Act of 1933, as amended.

During the year ended December 31, 2009, the Company issued 75,000 shares of common stock valued at $11,250 ($0.15 per share based on market value on the date issued) to its Board of Directors for services rendered. This reflects the issuance of 25,000 shares of common stock to each of Mssrs. Hardt, Wein and Savas. The shares were issued under Section 4(2) of the Securities Act of 1933, as amended.

            Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

290,300 shares of our common stock were purchased in the fiscal year ended December 31, 2008 pursuant to the share buyback authorized by the Board of Directors on August 29, 2007.

			c) Total Number of Shares (or	(d) Maximum Number (or Approximate
	a) Total Number	(b) Average	Units) Purchased as Part of	Dollar Value) of Shares (or Units) that
	of Shares (or	Price Paid per	Publicly Announced Plans or	May Yet Be Purchased Under the Plans
Period	Units) Purchased	Share (or Unit)	Programs	or Programs

Oct-08	30,000	$0.1443	30,000	-
Nov-08	10,300	$0.1576	10,300	-
Dec-08	250,000	$0.1300	250,000	-

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information about the common stock available for issuance under compensatory plans and arrangements as of December 31, 2010.

		Weighted-average
	Number of securities to	exercise price of	Number of securities
	of outstanding options,	outstanding options,	available for future
Plan Category	warrants and rights	warrants and rights	issuance
	(a)	(b)	(c)

Equity compensation plan approved by security holders	1,942,446	$0.32	1,057,554

Equity compensation plans not approved by security holders	305,898	$0.26	-

Total	2,248,344	$0.31	1,057,554

Equity Compensation Plans Approved by Security Holders

The 2000 Stock Option and Incentive Plan, or the 2000 Plan, was adopted by our board on February 3, 2000 and approved by our stockholders on March 29, 2000. The 2000 Plan was amended by our stockholders on May 7, 2001 when the shares of common stock authorized under the 2000 Plan were increased from 2,000,000 shares to 2,400,000 shares, amended on July 29, 2002 by our stockholders effectively increasing the number of shares issuable hereunder to 2,700,000, and amended further on November 15, 2004 by our stockholders effectively increasing the number of shares issuable hereunder to 3,000,000. The 2000 Plan provides us with the vehicle to grant to employees, officers, directors and consultants stock options and bonuses in the form of stock and options. Under the 2000 Plan, we can grant awards for the purchase of up to 3,000,000 shares of common stock in the aggregate, including "incentive stock options" within the meaning of Section 422 of the United States Internal Revenue Code of 1986 and non-qualified stock options. As of March 21, 2011, we had options to purchase 1,942,446 shares of our common stock outstanding under the 2000 Plan.

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

Description of Revenues

Historically, we have received most of our revenues from the sale or placement under a revenue-sharing program of our products in hotels. More recently we have purchased minibars and baskets already placed in Hotels and setup a turnkey solution at these Hotels. In these hotels we receive most of the revenues for the product sold in the minibars and baskets. We provide 3-5%of revenues to the some of the Hotels. We expect that these revenues will account for a substantial majority of our revenues for the foreseeable future. We also generate revenues from maintenance and support services relating to our existing installed products.

Our dependence on the lodging industry, including its guests, makes us extremely vulnerable to downturns in the lodging industry caused by the general economic environment. Such a downturn could result in fewer purchases by hotel guests of goods and services from our products installed in hotels, and accordingly lower revenues where our products are placed pursuant to a turnkey or revenue sharing agreement. Time spent by individuals on travel and leisure is often discretionary for consumers and may be particularly affected by adverse trends in the general economy. The success of our operations depends, in part, upon discretionary consumer spending and economic conditions affecting disposable consumer income such as employment, wages and salaries, business conditions, interest rates, and availability of credit and taxation.

Our revenue-sharing program provided us with a seven-year revenue stream under each revenue-sharing agreement. Because many of our customers in the lodging industry traditionally have limited capacity to finance the purchase of our products, we designed our revenue-sharing program accordingly. Through our revenue-sharing plan, we installed our products at little or no upfront cost to our customers and share in the recurring revenues generated from sales of goods and services related to our products. We retain the ownership of the eRoomServ refreshment centers and eRoomSafes throughout the term of the revenue-sharing agreements and the right to re-deploy any systems returned to us upon the expiration or early termination of the revenue-sharing agreements. We have failed to place any products, either on a revenue sharing or sale basis in the prior seven years. However, we have added some hotels through the purchase of KoolTech’s minibars in which we provide a turnkey solution to those hotels. We intend to continue to service and maintain our existing installed product base for the remaining life of the contracts relating thereto.

Our revenues over the past few years have been decreasing steadily as we have focused on service and maintenance of our existing installed products and have not installed new products at hotels. However, they have increased this year due to the purchase of the KoolTech minibars in 2009. Over time, our revenues relating to our installed products will decline as existing agreements conclude. Given the foregoing, in 2005 we commenced our diversification strategy to invest in emerging growth companies. We continue to explore opportunities and perform due diligence on third parties with respect to potential investments. At this time, we have not reached a definitive agreement to make further investments. In addition, we may acquire an operating company in the future if the opportunity arises. The timing and return on such investments, however, cannot be assured.

No new products were installed during the years ended December 31, 2010 and 2009. However, we have replaced a large number of the KoolTech minibars with a newer model.

Revenue Recognition

Equipment sales revenue from our products is recognized upon completion of installation and acceptance by the customer. Sales revenue for product in the minibars that we sell under a turnkey solution is recognized upon completion of the sale. Sales revenue from the placement of our eRoomServ refreshment centers and eRoomSafes under our revenue-sharing program are accounted for similar to an operating lease, with the revenues recognized as earned over the term of the agreement. In some instances, our revenue-sharing agreements provided for a guaranteed minimum daily payment by the hotel. We negotiated our portion of the revenues generated under our revenue-sharing program based upon the cost of the equipment installed and the estimated daily sales per unit for the specific customer.

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

Research and development expenses consist of payroll and related costs for hardware and software engineers, quality assurance specialists, management personnel, and the costs of materials used by our consultants in the maintenance of our existing installed products. As we have initiated development of new product lines there was some research and development expenses in the fiscal years 2010 and 2009.

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

Comparison of Years Ended December 31, 2010 and 2009

Revenues

Product Sales — Our revenue from product sales was $873,606 in 2010, as compared to $349,416 in 2009, representing an increase of $524,190, or 150%. The increase in revenue from product sales in 2010 was a result of the sales of minibar items to customers with our turnkey minibar solution provided to certain hotels. This service was initiated in mid-2009 and therefore the increase is reflected in the full year results for 2010

Maintenance Fee Revenue — Our maintenance fee revenue was $195,346 in 2010 and $131,052 for 2009, representing an increase of $64,294, or 49.1%. The increase in maintenance fee revenue was due a hotel that was added in third quarter of 2009.

Revenue Sharing Arrangements — We had no revenue from revenue-sharing arrangements in 2010 as compared to $239,213 for 2009, representing a decrease of $239,213, or 100%. The decrease in revenue from revenue-sharing arrangements was due to the completion of revenue-sharing agreements in 2009. During the years ended December 31, 2010 and 2009, we did not place additional products on a revenue sharing basis.

During the year ended December 31, 2010, revenues from three customers accounted for 65% of our total revenues.

Interest — Our income from interest was $116,767 in 2010, compared to $123,868 in 2009, representing a decrease of $7,101, or 5.7%. The decrease related to lower interest rates. Revenue from interest was reclassified from operating expenses to demonstrate that it is presently an integral part of our core business plan.

Cost of Revenue

Cost of Product Sales Revenue — Our cost of product sales revenue was $513,345 for 2010 as compared to $223,052 for 2009, representing an increase of $290,293, or 130.1%. The increase was primarily due to the increased product sales revenue from the turnkey solution that we provided to hotels in 2010. The gross margin percentage on revenue from product sales revenue was 41.2% in 2010 as compared to 36.2% in 2009.

Cost of Maintenance Revenue — Our cost of maintenance revenue was $31,889 for 2010 as compared to $73,093 for 2009, representing a decrease of $41,204, or 56.4%. The decrease in the cost of maintenance revenue was due to increased operating efficiencies in 2010. The gross margin percentage on maintenance revenues was 83.7% in 2010 as compared to 44.2% in 2009.

Cost of Revenue-Sharing Revenue — Our cost of revenue-sharing revenue was $57,642 for 2009. The gross margin percentage on revenue-sharing revenue was 75.9% in 2009.

The changes and percent changes with respect to our revenues and our cost of revenue for the years ended December 31, 2010 and 2009 are as follows:

	For the Years Ended
	December 31,
				Percent
	2010	2009	Change	Change
REVENUE
Product sales	$873,606	$349,416	$524,190	150.0%
Maintenance fees	195,346	131,052	64,294	49.1%
Revenue-sharing arrangements	-	239,213	(239,213)	-100.0%
Interest income	116,767	123,868	(7,101)	-5.7%
Loss on other than temporary decline in marketable securities	(50,000)	-	(50,000)	100.0%
Total Revenue	1,135,719	843,549	292,170	34.6%

COST OF REVENUE
Product sales	513,345	223,052	290,293	130.1%
Maintenance fees	31,889	73,093	(41,204)	-56.4%
Revenue-sharing arrangements	-	57,642	(57,642)	-100.0%
Total Cost of Revenue	$545,234	$353,787	$191,447	54.1%

Although the preceding table summarizes the net changes and percent changes with respect to our revenues and our cost of revenue for the years ended December 31, 2010 and 2009, the trends contained therein are limited to a two-year comparison and should not be viewed as a definitive indication of our future results.

Operating Expenses

Selling, General and Administrative — Selling, general and administrative expenses were $494,374 for 2010 and $619,873 for 2009, representing a decrease of $125,499, or 20.2%. Selling, general and administrative expenses represented 43.5% of our total revenues in 2010 and 73.5% of our total revenues in 2009. The decrease in our selling, general and administrative expenses reflects primarily the increased costs in 2009 relating to the acquisition of the KoolTech minibars as well as the write-off of an uncollectible account in 2009 among other items.

Research and Development Expenses — Research and development expenses were $77,766 for 2010 and $7,538 for 2009, representing an increase of $70,228, or 931.7%. The increase in research and development expenses was due to increased development initiated on new product lines in 2010. Research and development expenses represented 6.8% of our total revenue in 2010 and 1% of our total revenue in 2009.

Net Income (Loss) Attributable to Common Stockholders

We realized a net income attributable to common stockholders of $18,345 in 2010, as compared to a net loss of $137,649 in 2009. The $155,994 increase in net income was primarily due to a significant increase in product sales revenue in 2010 from the refreshment centers installed as a turnkey solution. In addition in 2009 the many costs involved in the initial stages of setting up the KoolTech minibar system as well as the write-off of an uncollectible account increased selling, general and administrative costs.

            Liquidity and Capital Resources

At December 31, 2010, we had $2,145,709 of cash and working capital of $2,971,373, as compared to $2,302,620 of cash and working capital of $2,957,088 at December 31, 2009. In addition, our stockholders' equity was $3,096,018 at December 31, 2010 as compared to $2,970,215 at December 31, 2009, an increase of $125,803. The decrease in cash reflects primarily the purchase of investments in real property tax liens and increase in inventory in 2010. The increase in working capital reflects the decrease in accrued liabilities. The increase in stockholders’ equity reflects the net income in 2010 as well as the other comprehensive gain picked up in 2010.

Our accumulated deficit decreased to $31,129,700 at December 31, 2010 as compared to $31,148,045 at December 31, 2009. The decrease in accumulated deficit is a direct result of our net income of $18,345 in the year ended December 31, 2010.

Net cash provided by operating activities for the year ended December 31, 2010 was $28,597, as compared to $55,616 of net cash used by operating activities during the year ended December 31, 2009. The $84,213 change in net cash provided by operating activities resulted primarily from the increase in net income in 2010.

Net cash used by investing activities for the year ended December 31, 2010 was $185,508, as compared to net cash provided during the year ended December 31, 2009 of $222,422. The change resulted primarily from the purchase of property and equipment and real property tax liens in 2010 versus the repayment of a note receivable in 2009.

Net cash used in financing activities for the years ended December 31, 2010 and 2009 was $0.

Recent Accounting Pronouncements

In October 2009, the FASB issued an Accounting Standards Update or “ASU” regarding accounting for own-share lending arrangements in contemplation of convertible debt issuance or other financing.  This ASU requires that at the date of issuance of the shares in a share-lending arrangement entered into in contemplation of a convertible debt offering or other financing, the shares issued shall be measured at fair value and be recognized as an issuance cost, with an offset to additional paid-in capital. Further, loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs, at which time the loaned shares would be included in the basic and diluted earnings-per-share calculation.  This ASU is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The adoption of this standard did not have a material impact on our consolidated financial statements.

On December 15, 2009, the FASB issued ASU No. 2010-06 Fair Value Measurements Topic 820 “Improving Disclosures about Fair Value Measurements.” This ASU requires some new disclosures and clarifies some existing disclosures requirements about fair value measurement as set forth in Codification Subtopic 820-10. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting. This ASU is effective for fiscal years beginning on or after December 15, 2009. The adoption of this ASU will not have a material impact on our consolidated financial statements.

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

Provide fair value measurement disclosures for each class of assets and liabilities.

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

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Stockholders
eRoomSystem Technologies, Inc.

We have audited the accompanying consolidated balance sheets of eRoomSystem Technologies, Inc. and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of eRoomSystem Technologies, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

HANSEN, BARNETT & MAXWELL, P.C.
Salt Lake City, Utah
March 22, 2011

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,145,709	$2,302,620
Investment in equity securities available for sale	42,500	-
Investment in real property tax liens	60,299	-
Accounts receivable, net of allowance for doubtful accounts of $18,240 at December 31, 2010 and $19,087 at December 31, 2009	103,802	105,826
Inventory	147,069	75,911
Advance to supplier	48,678	53,011
Note receivable	522,685	522,685
Prepaid expenses	5,043	18,716
Total Current Assets	3,075,785	3,078,769

PROPERTY AND EQUIPMENT
Property and equipment, net of accumulated depreciation of $23,975 at December 31, 2010 and $11,971 at December 31, 2009	120,707	4,801
INTANGIBLE ASSETS, net of accumulated amortization of $3,376 at December 31, 2010 and $1,688 at December 31, 2009	1,688	3,376
DEPOSITS	2,250	4,950

Total Assets	$3,200,430	$3,091,896

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$21,399	$25,037
Accrued liabilities	81,009	94,640
Customer deposits	2,004	2,004

Total Current Liabilities	104,412	121,681

Total Liabilities	104,412	121,681

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none outstanding	-	-
Common stock, $0.001 par value; 50,000,000 shares authorized; shares 23,907,865 at December 31, 2010 and 23,832,865 at December 31, 2009	23,908	24,123
Additional paid-in capital	34,159,310	34,079,467
Treasury stock at cost; 0 shares at December 31, 2010 and 290,300 shares at December 31, 2009	-	(38,453)
Warrants and options outstanding	-	103,123
Accumulated deficit	(31,129,700)	(31,148,045)
Accumulated other comprehensive gain/(loss)	42,500	(50,000)

Total Stockholders' Equity	3,096,018	2,970,215

Total Liabilities and Stockholders' Equity	$3,200,430	$3,091,896

See accompanying notes to consolidated financial statements

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	For the years ended
	December 31,
	2010	2009

REVENUE AND INVESTMENT INCOME (LOSSES)
Product sales	$873,606	$349,416
Maintenance fees	195,346	131,052
Revenue-sharing arrangements	-	239,213
Interest income	116,767	123,868
Loss on other than temporary decline in marketable securities	(50,000)	-

Total Revenue and Investment Income (Losses)	1,135,719	843,549

COST OF REVENUE
Product sales	513,345	223,052
Maintenance	31,889	73,093
Revenue-sharing arrangements	-	57,642

Total Cost of Revenue	545,234	353,787

OPERATING EXPENSES
Selling, general and administrative expense, including non-cash compensation of $14,958 and $26,145, respectively	494,374	619,873
Research and development expense	77,766	7,538

Net Operating Expenses	572,140	627,411

Net Income (Loss)	18,345	(137,649)

OTHER COMPREHENSIVE INCOME

Unrealized gain on investment	42,500	-

Reclassification adjustment for losses included in operations	50,000	-

Comprehensive Income (Loss)	$110,845	$(137,649)

Basic Earnings (Loss) Per Common Share	$0.00	$(0.01)

Diluted Earnings (Loss) Per Common Share	$0.00	$(0.01)

See accompanying notes to consolidated financial statements

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Shares		Amount
	2010	2009	2010	2009
COMMON STOCK
Balance at Beginning of Year	24,123,165	24,048,165	$24,123	$24,048
Cancellation of shares in treasury	(290,300)	-	(290)	-
Issuance to directors for services	75,000	75,000	75	75
Balance at End of Year	23,907,865	24,123,165	23,908	24,123
TREASURY SHARES
Balance at Beginning of Year			(38,453)	(38,453)
Cancellation of shares in treasury			38,453	-
Balance at End of Year			-	(38,453)
ADDITIONAL PAID-IN-CAPITAL
Balance at Beginning of Year			34,079,467	34,042,247
Issuance to directors for services			11,175	11,175
Cancellation of shares in treasury			(38,161)	-
Issuance of options and warrants to employees			3,706	14,895
Reclass of options and warrants			103,123	-
Expiration of warrants and options			-	11,150
Balance at End of Year			34,159,310	34,079,467
WARRANTS AND OPTIONS OUTSTANDING
Balance at Beginning of Year			103,123	114,273
Expiration of warrants and options			-	(11,150)
Reclass of options and warrants			(103,123)	-
Balance at End of Year			-	103,123
ACCUMULATED DEFICIT
Balance at Beginning of Year			(31,148,045)	(31,010,396)
Net income/(loss)			18,345	(137,649)
Balance at End of Year			(31,129,700)	(31,148,045)
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance at Beginning of Year			(50,000)	(50,000)
Unrealized gain on marketable securities			42,500	-
Reclassification adjustment for losses included in operations			50,000	-
Balance at End of Year			42,500	(50,000)

Total Stockholders' Equity at End of Year			$3,096,018	$2,970,215

See accompanying notes to consolidated financial statements

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$18,345	$(137,649)
Adjustments to reconcile net income (loss) to net cash provided by (used in)operating activities:
Depreciation and amortization	13,691	62,088
Gain on sale of refreshment centers	-	(4,248)
Loss from other than temporary decline in marketable securities	50,000	14,075
Non-cash compensation expense	14,958	26,145
Changes in operating assets and liabilities:
Accounts receivable	2,024	19,071
Accrued interest receivable	-	(10,082)
Inventory	(71,158)	(75,911)
Advance to supplier	4,333	-
Prepaid expenses	13,673	42,785
Accounts payable	(3,638)	(26,650)
Accrued liabilities	(13,631)	42,106
Customer deposits and deferred maintenance revenue	-	(7,346)
Net Cash Provided By (Used In) Operating Activities	28,597	(55,616)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(127,909)	(3,032)
Proceeds from sale of refreshment centers	-	44,995
Purchase of investments in real property tax liens	(123,653)	-
Proceeds from collections of real property tax liens	63,354	-
Payment of note receivable	-	183,159
Change in long term deposits and restricted funds	2,700	(2,700)

Net Cash Provided by (Used In) Investing Activities	(185,508)	222,422

CASH FLOWS FROM FINANCING ACTIVITIES	-	-

Net Increase (Decrease) in Cash	(156,911)	166,806

Cash and cash equivalents at Beginning of Period	2,302,620	2,135,814

Cash and cash equivalents at End of Period	$2,145,709	$2,302,620

See accompanying notes to consolidated financial statements

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization, Nature of Operations and Principles of Consolidation - eRoomSystem Technologies, Inc. is a Nevada corporation.  eRoomSystem Technologies, Inc. and its subsidiaries, collectively referred to as the "Company," provide a complete line of fully-automated eRoomServ refreshment centers and eRoomSafes in hotels. The eRoomServ refreshment centers and eRoomSafes use proprietary software that integrates with a data collection computer in each hotel. The Company also invests in real property tax liens from various municipalities in New Jersey, as further described in Note 2.

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

Cash and Cash Equivalents –Cash and cash equivalents include highly liquid debt investments with original maturities of three months or less readily convertible to known amounts of cash.

Investments in Equity Securities Available for Sale – Equity securities available for sale include securities that can be sold at any time based upon needs or market conditions. Available for sale securities are accounted for at fair value, with unrealized gains and losses on these securities, net of income tax provisions, reflected in stockholders’ equity as accumulated other comprehensive income.

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

Inventory – The Company maintains an inventory of product that is sold in the refreshment centers in a number of hotels. The inventory is purchased as finished goods and is valued using the first in, first out method.

Note Receivable - The note receivable is stated at the historical carrying amount and was evaluated for impairment. When projections indicate that the carrying value of the note is not recoverable, the carrying value will be reduced by the estimated excess of the carrying value over the projected discounted cash flows. No impairment was deemed necessary during 2010 or 2009. The carrying amount of the note receivable approximates its fair value because of its short-term maturity.

Property and Equipment – Property and equipment consist primarily of eRoomServ refreshment centers and eRoomSafes and are stated at cost, less accumulated depreciation. Major additions and improvements are capitalized, while repairs and maintenance costs are expensed when incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets as follows:

eRoomServ refreshment centers in service	5 - 7 years
Computer and office equipment	3 - 7 years
Vehicles and other	7 years

Depreciation expense was $13,691 and $62,088 for the years ended December 31, 2010 and 2009, respectively. On retirement, trade-in or disposition of property and equipment, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the statement of operations. In the year ended December 31, 2009, the Company sold refreshment centers with a carrying value of $40,747 for $44,995, recognizing a gain on sale of $4,248.

Capitalized Software Costs - In accordance with FASB Accounting Standards Codification (ASC) 985, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, development costs incurred in the research and development of new software products to be sold, leased or otherwise marketed are expensed as incurred until technological feasibility in the form of a working model has been established. Internally generated software development costs were $29,000 for the year ended December 31, 2010 and were not material for the year ended December 31, 2009. The Company has charged its software development costs to research and development expense in the accompanying consolidated statements of operations.

Impairment of Long-Lived Assets - The carrying values of the Company's long-lived assets were reviewed for impairment. When projections indicate that the carrying value of the long-lived asset is not recoverable, the carrying value of the long-lived asset is reduced by the estimated excess of the carrying value over the projected discounted cash flows. No impairment was deemed necessary at December 31, 2010.

Revenue Recognition - The Company generates revenues either from the sale, lease or revenue-share arrangement for eRoomServ refreshment centers, and eRoomSafes as well as from the sale of products in refreshment centers. Under the revenue-sharing agreements, the Company receives a non-guaranteed portion of the sales generated by the units. The Company also generates revenues from maintenance services.

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

During the year ended December 31, 2010, the Company’s revenue shifted from being primarily revenue sharing arrangements to one of product sales. The Company has added some customers through the purchase of KoolTech’s refreshment centers (see Note 4) through which the Company provides a turnkey solution to those hotels. The Company provides drinks as well as other refreshments in the refreshment centers and the sale of these products to the hotel guests using the auspices of the hotel is accounted for as product sales. The Company has a number of one year contracts with the hotels in this regards, all of which have expired or will expire in the next few months.

Given the Company’s change in focus toward investing in third party emerging growth companies as well as loaning money to these companies, interest income for all periods presented was reclassified to revenue during the year ended December 31, 2010.

Reclassifications – Certain reclassifications have been made to the 2009 consolidated financial statements to conform to the 2010 presentation. The reclassifications had no effect on net loss for the year ended December 31, 2009.

Stock-Based Compensation - The Company has one stock-based employee compensation plan, which is described more fully in Note 9. The Company utilizes the fair value recognition provisions of FASB ASC 718, Stock Compensation. Accordingly, the Company records expense, if applicable, for (i) the unvested portion of grants issued during 2010 and 2009 and (ii) new grant issuances, both of which will be expensed over the requisite service (i.e., vesting) periods.

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

Net Earnings (Loss) per Common Share - Basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding. Diluted earnings (loss) per common share is computed by dividing net income (loss), adjusted to add back interest associated with convertible debt, by the weighted-average number of common shares and dilutive potential common share equivalents outstanding. When dilutive, the incremental potential common shares issuable upon exercise of stock options are determined by the treasury stock method.

The following table is a reconciliation of the numerators and denominators used in the calculation of basic and diluted weighted-average common shares outstanding for the years ending December 31, 2010 and 2009:

	2010	2009

Basic net income/(loss)	$18,345	$(137,649)
Diluted net income/(loss)	$18,345	$(137,649)
Basic weighted-average common shares outstanding	23,876,016	23,809,646

Effect of dilutive securities
Stock options and warrants	28,582	-
Diluted weighted-average common shares outstanding	23,904,598	23,809,646
Basic earnings/(loss) per share	$0.00	$(0.01)
Diluted earnings/(loss) per share	$0.00	$(0.01)

As of December 31, 2010 and 2009, there were potential common stock equivalents from options and warrants of 2,128,344 and 2,263,344, respectively that were not included in the computation of diluted earnings per common share because their effect would have been anti-dilutive.

Recent Accounting Pronouncements

In October 2009, the FASB issued an Accounting Standards Update or “ASU” regarding accounting for own-share lending arrangements in contemplation of convertible debt issuance or other financing.  This ASU requires that at the date of issuance of the shares in a share-lending arrangement entered into in contemplation of a convertible debt offering or other financing, the shares issued shall be measured at fair value and be recognized as an issuance cost, with an offset to additional paid-in capital. Further, loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs, at which time the loaned shares would be included in the basic and diluted earnings-per-share calculation.  This ASU is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The adoption of this standard did not have a material impact on our consolidated financial statements.

On December 15, 2009, the FASB issued ASU No. 2010-06 Fair Value Measurements Topic 820 “Improving Disclosures about Fair Value Measurements.” This ASU requires some new disclosures and clarifies some existing disclosures requirements about fair value measurement as set forth in Codification Subtopic 820-10. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting. This ASU is effective for fiscal years beginning on or after December 15, 2009. The adoption of this ASU will not have a material impact on our consolidated financial statements.

Software Revenue Recognition - In October 2009, the FASB issued accounting guidance which changes the accounting model for revenue arrangements that include both tangible products and software elements. Under this guidance, tangible products containing software components and non-software components that function together to deliver the tangible product's essential functionality are excluded from the software revenue recognition guidance given prior to this new guidance. In addition, hardware components of a tangible product containing software components are always excluded from the software revenue guidance.  This guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted.  These provisions are not expected to have a material impact on our financial position or results of operations.

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

Provide fair value measurement disclosures for each class of assets and liabilities.

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

NOTE 2 - INVESTMENTS

Investment in Equity Securities Available for Sale – The Company was issued 50,000 shares of stock in BlackBird Corporation in July 2008. On June 7, 2010, BlackBird entered into a share exchange with RPID later renamed Spot Mobile International Ltd (“Spot Mobile”). The 50,000 shares of common stock of BlackBird were exchanged for 1,700,000 restricted shares of common stock of Spot Mobile. The Spot Mobile shares were reverse split in October 2010 to 56,667 shares. Spot Mobile’s common stock is publicly traded and had a post-split market value of $0.75 per share on December 31, 2010. The Company recorded a $42,500 unrealized gain on the investment in Spot Mobile at December 31, 2010, which is included in other comprehensive income.

During the year ended December 31, 2007, the Company reduced the carrying value of its investment in Aprecia, Inc. to zero through a $50,000 charge to other comprehensive loss. During the year ended December 31, 2010, the Company determined that Aprecia, Inc. was no longer an operating company, that the decline in value of this investment was other than temporary and recognized the $50,000 loss in operations.

On May 20, 2005 the Company invested $10,000 in Identica Holdings Corporation, a Nevada corporation, by purchasing 1,666,667 shares of common stock, at $0.006 per share. This investment represented 10% of Identica's then outstanding capital stock on a fully-diluted basis. Identica is a privately held company that had expressed an interest in becoming a public company in the future and had filed a registration statement with the SEC for this purpose, which has been declared effective. During the fiscal year ended December 31, 2009 this investment was written off as Identica is insolvent and was taken over by its creditors.

In consideration for making a loan to Identica (Note 3), the Company was issued a warrant to purchase one million (1,000,000) shares of common stock of Identica, exercisable at $0.15 per share at any time through May 20, 2010. The warrants were valued at $4,075 using the Black-Scholes pricing model with the following assumptions: risk free interest rate 3.88%, dividend yield of 0.0%, volatility of 150% and expected life of 5 years. The discount was amortized over the twenty-five month term as interest income. During the fiscal year ended December 31, 2009 these warrants were written off as Identica became insolvent and was taken over by its creditors.

Investments in equity securities as of December 31, 2010 are summarized below:

		Unrealized	Unrealized
Equity Securities	Cost Basis	Gains	Losses	Fair Value
Spot Mobile	$-	$42,500	$-	$42,500

At December 31, 2010, accumulated other comprehensive income consisted solely of the unrealized holding gain from the investment in Spot Mobile.

Investment in Real Property Tax Liens – During the year ended December 31, 2010, the Company purchased $123,653 in real property tax liens from various municipalities in New Jersey. Through December 31, 2010, the Company had collected $63,354 in tax lien settlements. The New Jersey municipal tax liens are receivable from the real property owners and are secured by a first priority lien on the related real property. Upon foreclosure, the Company would obtain ownership of the real property. The tax lien receivables accrue interest up to 18% per annum, accrue penalties at 2% to 6% per annum and are also increased by the amount of any collection expenses incurred. The investment in the real property tax liens are accounted for as an investment in troubled debts and are carried at cost. Collection of interest, penalties and expense reimbursements is not certain and is recognized upon being realized.

NOTE 3– NOTE RECEIVABLE

On May 20, 2005 the Company loaned Identica $150,000 in cash. The loan was secured by a security interest in all the assets of Identica and was evidenced by a promissory note. The note was paid back on September 28, 2009 in the amount of $196,915 including principal and accrued interest.

On July 24, 2008, the Company extended a loan in the amount $500,000 to BlackBird Corporation (“BlackBird”). The loan is evidenced by a 10% senior secured convertible promissory note made by BlackBird in favor of the Company (the “Secured Note”). In addition, BlackBird issued 50,000 shares of its common stock to the Company. On the date of issuance and since that date, the fair value of BlackBird’s common stock was not determinable and the shares were valued at zero. As further described in Note 2, the BlackBird common shares were exchanged for Spot Mobile common shares. The Secured Note was extended to March 31, 2011 and the interest rate increased to 18% after December 31, 2008, with interest payable quarterly on the last business day of each quarter. The carrying amount of the Secured Note was increased by $22,685 of accrued interest prior to 2010. BlackBird is current in its interest payments under the current requirements of the extended loan. Management of the Company believes that the Secured Note is collectible during 2011.

The note receivable is evaluated for impairment on a quarterly basis. If projections were to indicate that the carrying value of the promissory note was not recoverable, the carrying value would be reduced by the estimated excess of the carrying value over the projected discounted cash flows. The BlackBird promissory note was evaluated for impairment as of December 31, 2010 and no impairment was deemed necessary as the collateral backing the note has a market value in excess of the amount of the note.

NOTE 4 – PURCHASE OF ASSETS

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

In addition, the Company agreed that in the event eFridge or any other subsidiary of the Company purchases any new Kooltech equipment from the manufacturers thereof or brokers the sale of new Kooltech equipment or equipment materially similar to Kooltech’s to third parties, the Company will pay to CPC an amount equal to $30 per mini-bar and $15 per automated basket so purchased or brokered. No payments have been made to CPC through December 31, 2010 as eFridge, although it has had a positive cash basis EBITDA during the eighteen months since the purchase date, needs to first repay its loan from the Company prior to making any payments to CPC.

During the year ended December 31, 2010, the Company purchased vending machines for placement in a hotel in the amount of $68,351. These machines are being depreciated over a 7 year period.

NOTE 5 – FAIR VALUE MEASUREMENTS

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

Following is a description of the valuation methodologies used for assets measured at fair value.  There have been no changes in the methodologies used at December 31, 2010.

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

The following tables set forth by level, within the fair value hierarchy, the estimated fair values of the Company’s financial assets measured on a recurring basis as of December 31, 2010:

	Level 1	Level 2	Level 3	Total
Investment in Equity Securities
Available for Sale	$42,500	$-	$-	$42,500

Total Assets Measured at Fair Value	$42,500	$-	$-	$42,500

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Employment and Consulting Agreements - On January 1, 2007, the Company entered into a new employment agreement with its chief executive officer and president for a two year term with automatic two year extensions unless terminated at least thirty days earlier in writing. The agreement provides for an annual salary of $150,000. The agreement requires that the chief executive officer not compete with the Company during the term of employment and for three years subsequent to termination. The agreement has been automatically extended as of January 1, 2011 for an additional two years.

Operating Leases as Lessor - The Company accounts for its revenue-sharing agreements as operating leases. Agreements with all customers provide for an allocation of revenues to the Company with no minimum monthly payment. Accordingly, the Company is unable to estimate future amounts to be received under these agreements. As of December 31, 2010, the Company had no revenue-sharing agreement for which the customer is contractually obligated to pay minimum monthly payments.

Operating Leases as Lessee - In March 2008, the Company rented a different office at its Lakewood, NJ facility. The Company entered into a 12 month lease agreement that ended in March 2009 with automatic one year renewals. The lease provides for monthly rent payments of $1,300. Future lease payments through March 2011 are $3,900. The Company is renting warehouse space in Salt Lake City, Utah, Lakewood, NJ, Jersey City, NJ, Jackson, NJ and Howell, NJ on a month to month basis. The leases provide for monthly rent payments totaling approximately $1,600.

Rent expense for the years ended December 31, 2010 and 2009 was $45,593 and $36,500, respectively.

NOTE 7 - INCOME TAXES

The Company files income tax returns in the U.S. federal jurisdiction, and various state jurisdictions. The Company is no longer subject to U.S. federal or state and local examinations by tax authorities for years before 2008. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in selling, general and administrative expenses. During the years ended December 31, 2010 and 2009, the Company did not incur any tax related interest and penalties.

The Company has paid no federal income taxes. The following is a schedule of state income taxes paid in 2010 and 2009:

For the years ended December 31,	2010	2009
New York	$629	$1,317
Total income tax paid	$629	$1,317

The significant components of the Company's deferred income tax assets as of December 31, 2010 and 2009 are as follows:

For the years ending December 31,	2010	2009
Deferred Income Tax Assets:
Net operating loss carryforwards	$7,615,512	$7,613,718
Reserves and accrued liabilities	18,741	23,164
Other assets	7,025	7,318
Total Deferred Income Tax Assets	$7,641,278	$7,644,200
Valuation allowance	(7,641,278)	(7,644,200)
Deferred Income Tax Liability - Depreciation and Amortization	-	-
Net Deferred Income Tax Asset	$-	$-

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

The following is a reconciliation of the income taxes computed using the federal statutory rate to the provision for income taxes:

For the years ending December 31,	2010	2009
Tax at statutory rate (34%)	$6,237	$(46,801)
Other non-deductible expenses and adjustments	(3,553)	(135,772)
Change in valuation allowance	(2,922)	184,349
State tax, net of federal tax benefit	238	(1,776)
Provision for Income Taxes	$-	$-

The following summarizes the tax net operating loss carryforwards and their respective expiration dates as of December 31, 2010:

Years ending December 31,
2011	$1,204,187
2017	1,082,373
2018	3,642,857
2019	3,032,912
2020	5,087,650
2021	2,704,379
2022	3,601,005
2023	1,169,588
2029	54,850
Total net operating loss carryforwards	$21,579,801

NOTE 8 - STOCKHOLDERS' EQUITY

During the year ended December 31, 2010, the Company issued 75,000 shares of common stock valued at $11,250 ($0.15 per share based on market value on the date issued) to its Board of Directors for services rendered. The shares were issued under Section 4(2) of the Securities Act of 1933, as amended.

During the year ended December 31, 2010, the Company constructively retired 290,300 shares of common stock from treasury stock to common stock and additional paid-in-capital. The Company had repurchased the shares in previous periods under its repurchase program.

During the year ended December 31, 2009, the Company issued 75,000 shares of common stock valued at $11,250 ($0.15 per share based on market value on the date issued) to its Board of Directors for services rendered. The shares were issued under Section 4(2) of the Securities Act of 1933, as amended.

During the year ended December 31, 2010 no repurchases of shares were made.

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

During the year ended December 31, 2010, the Company granted options to purchase 25,000 shares of common stock to employees and a consultant for extraordinary services rendered. These options, which vested immediately, have an exercise price ranging from $0.16 to $0.22 per share and are exercisable through November 22, 2015. These options were valued at $3,707 using the Black-Scholes option pricing model with the following assumptions: risk free interest rate ranging from 1.2% to 2.65%, dividend yield of 0.0%, volatility ranging from 113% through 115% and expected life of 5 years. The pricing model utilized the full life of the options as the Company generally has a low turnover rate of its employees.

During the year ended December 31, 2009, the Company granted options to purchase 132,500 shares of common stock to employees for extraordinary services rendered. These options, which vested immediately, have an exercise price ranging from $0.12 to $0.20 per share and are exercisable through December 28, 2014. These options were valued at $14,896 using the Black-Scholes option pricing model with the following assumptions: risk free interest rate ranging from 1.15% to 2.70%, dividend yield of 0.0%, volatility ranging from 116% through 119% and expected life ranging from 3 - 5 years. The pricing model utilized the full life of the options as the Company generally has a low turnover rate of its employees.

Compensation expense relating to stock options of $3,706 and $14,895 was recognized during the years ended December 31, 2010 and 2009, respectively. There was no unrecognized compensation related to stock options at December 31, 2010.

During the years ended December 31, 2010 and 2009, options to purchase 25,000 and 60,002 shares of common stock,   respectively, expired and 15,000 and zero options, respectively, were forfeited.

Based on guidance issued by the Financial Accounting Standards Board, options and warrants outstanding were reclassified to additional paid-in-capital on January 1, 2010.

A summary of stock option and warrant activity for the years ended December 31, 2010 and 2009 is as follows:

					Weighted -
	Options and				Average Exercise
	Warrants	Exercise Price Range			Price
Balance, December 31, 2008	2,190,846	$0.10	-	1.55	$0.28
Granted	132,500	0.12	-	0.20	0.14
Expired	(60,002)	0.10	-	0.10	0.10
Balance, December 31, 2009	2,263,344	0.10	-	1.55	0.32
Granted	25,000	0.16	-	0.22	0.18
Forfeited	(15,000)	0.18	-	0.20	0.19
Expired	(25,000)	0.35	-	0.35	0.35
Balance, December 31, 2010	2,248,344	0.10	-	1.55	0.32
Exercisable, December 31, 2010	2,248,344	$0.10	-	1.55	$0.32
Weighted-average fair value of options granted during the year ended December 31, 2009					$0.11
Weighted-average fair value of options granted during the year ended December 31, 2010					$0.18

A summary of the options and warrants outstanding and exercisable as of December 31, 2010 follows:

	Outstanding				Exercisable
		Weighted - Average	Weighted -	Aggregate		Weighted -	Aggregate
Range of	Number	Remaining	Average	Intrinsic	Number	Average	Intrinsic
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Value	Exercisable	Exercise Price	Value
$ 0.10 - 0.37	2,234,701	1.8 years	$0.31	$470	2,234,701	$0.31	$470
0.90 - 1.55	13,643	1.47 years	0.94	-	13,643	0.94	-
$ 0.10 - 1.55	2,248,344	1.8 years	$0.32	$470	2,248,344	$0.32	$470

NOTE 10 - CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS

The Company's historical revenues and receivables have been derived primarily from the lodging industry. The Company offers credit terms on the sale of its eRoomServ refreshment centers and in connection with its revenue-sharing contracts. The Company performs ongoing credit evaluations of its customers' financial condition and does not require collateral from its customers. The Company maintains an allowance for uncollectible accounts receivable based upon a percentage of accounts receivable at year end.

At December 31, 2010, the Company had accounts receivable from three customers accounting for 74% of total accounts receivable.

During the year ended December 31, 2010, revenues from three customers accounted for 65% of total revenues. One of these customers has temporarily closed the hotel for purposes of performing renovations starting first quarter 2011; therefore they have terminated their services as of January 1, 2011. This customer accounted for approximately 25% of total revenues during 2010. This may cause the Company to experience losses in 2011.

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company has had no disagreements with its certified public accountants with respect to accounting practices or procedures or financial disclosure.

ITEM 9A.        CONTROLS AND PROCEDURES

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

Our management evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework   issued by the Committee of Sponsoring Organizations of the Treadway Commission. The evaluation included reviewing and testing the controls and procedures in place as per the Company’s Internal Control Document. Based upon that evaluation, management concluded that the company's internal control over financial reporting was effective as of December 31, 2010.

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

Changes in Internal Controls

During the fiscal year ended December 31, 2010, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

ITEM 9B.    OTHER INFORMATION

There are no further disclosures. All information that was required to be disclosed in a Form 8-K during the fourth quarter 2010 has been disclosed.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following information is furnished with respect to our directors and executive officer. There are no family relationships between or among any of our directors or executive officer. Our executive officer is an employee of eRoomSystem Technologies and serves at the discretion of our board.

Directors and Executive Officers

Name	Age	Position

David A. Gestetner	38	President, Chief Executive Officer, Secretary and Chairman of the Board
James C. Savas	50	Director
Lawrence K. Wein	68	Director

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

On December 21, 2010, Mr. Herbert Hardt resigned from his position as director of eRoomSystem Technologies, Inc. (the "Company"), effective as of such date. Mr. Hardt's resignation is not in connection with any known disagreement with the Company on any matter.

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

Our board has authorized two standing committees, an audit committee and a compensation committee

Audit Committee. The audit committee, which was formed on August 18, 2000, is currently comprised of Mr. Savas. Mr. Hardt who was originally part of the committee is no longer on the board. The chairman of the audit committee is Mr. Savas. The audit committee met one time during the fiscal year ended December 31, 2010. The audit committee has the responsibility to:

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

Compensation Committee

The compensation committee, which was formed on August 18, 2000, is currently comprised of Mr. Wein. The compensation committee met once during the fiscal year ended December 31, 2010. In general, the compensation committee's authority and oversight extends to total compensation, including base salaries, bonuses, stock options, and other forms of compensation.

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

To our knowledge, based solely on review of the copies of such reports furnished to us and written representations, we believe that during the fiscal year ended December 31, 2010 all applicable filing requirements were complied with by our executive officers and directors.

Code of Ethics

Our Board of Directors has not yet adopted a written Code of Business Conduct and Ethics.

ITEM 11.      EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth summary information concerning the total remuneration paid or accrued by eRoomSystem Technologies, to or on behalf of our chief executive officer and our executive officers whose total annual salary exceeded $100,000 during the fiscal years ended December 31, 2010 and 2009. In accordance with the rules of the Commission, the compensation described in this table does not include perquisites and other personal benefits received by the executive officers named in the table below which does not exceed the lesser of $10,000 or 10% of the total salary and bonus reported for the executive officers.

SUMMARY COMPENSATION TABLE
Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
David A. Gestetner,	2010	$150,000	$35,000	$-	$-	$-	$-	$-	$185,000
President, Chief Executive	2009	$150,000	$35,000	$-	$-	$-	$-	$-	$185,000
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

Outstanding Equity Awards at Fiscal-Year End

There were no equity awards granted to or held by our chief executive officer during the fiscal year ended December 31, 2010.

 Director Compensation

The following table sets forth the equity awards made to members of our board of directors during the fiscal year ended December 31, 2010:

DIRECTOR COMPENSATION
Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)		Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (h)
David Gestetner	-	-	2	-	-	-	-	-
Herbert A. Hardt3	-	3,750	1	-	-	-	-	3,750
James C. Savas	-	3,750	1	-	-	-	-	3,750
Lawrence K. Wein	-	3,750	1	-	-	-	-	3,750

(1)	Reflects the issuance of 25,000 shares of common stock to each of Mssrs. Hardt, Wein and Savas.

(2)	As CEO and President of the Company, David Gestetner does not receive director’s compensation.

(3)	Mr. Hardt is a former director and received the compensation while serving on the board.

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

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table is a list of the beneficial ownership of common stock as of March 21, 2011 of (i) all persons who beneficially owned more than 5% of our outstanding common stock, (ii) all directors, (iii) all executive officers and (iv) all directors and executive officers as a group, according to record-ownership listings as of that date, according to the Forms 3, 4 and 5 and Schedules 13D and 13G, of which we have received copies, and according to verification as of March 21, 2011 which we have solicited and received from each director and executive officer. The beneficial ownership is calculated based on 23,907,865 shares of common stock outstanding as of March 21, 2011. Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities and, accordingly, includes shares issuable upon exercise of options that are exercisable or become exercisable within 60 days of March 21, 2011.

Unless otherwise indicated, the persons identified in this table have sole voting and sole investment power with regard to the shares beneficially owned with the following address, c/o eRoomSystem Technologies, Inc., 1072 Madison Ave., Lakewood, NJ 08701.

Executive Officer, Director or Stockholders with Beneficial	Amount and Nature of		Percent of
Ownership of 5% or More	Beneficial Ownership		Class
Ash Capital, LLC	3,830,762	4	15.9%
David A. Gestetner	5,162,644	1	21.6%
James C. Savas	4,093,275	2	17.0%
Lawrence K. Wein	180,000	3	0.8%
Executive Officers and Directors, as a group (4 individuals)	9,435,919		39.0%

(1) Reflects the direct ownership of 4,000 shares of common stock. In addition, also includes the beneficial ownership of 4,953,644 shares of common stock held by Gestetner Group, LLC, 5,000 shares of common stock held by spouse and 200,000 shares of common stock held by private operating foundation run by Mr. Gestetner as officer.

(2) Reflects the direct ownership of 148,321 shares of common stock and options to purchase 80,000 shares of common stock, the beneficial ownership of 19,231 shares of common stock and an option to purchase 14,961 shares of common stock held by Providence Management, LLC, an entity for which Mr. Savas is co-manager and 50% owner, and the beneficial ownership of the following securities held by Ash Capital, LLC, or Ash Capital, an entity which Providence Management, LLC serves as the manager and holds a 20% profits interest, (a) 3,685,449 shares of common stock held by Ash Capital, (b) an option to purchase 145,313 shares of common stock. Mr. Savas disclaims any beneficial ownership of the shares of common stock and options to purchase shares of common stock beneficially owned as a result of his affiliation with Ash Capital, except to the extent of his pecuniary interest in such securities.

(3) Reflects the direct ownership of 155,000 shares of common stock and options to purchase 25,000 shares of common stock.

(4) Reflects the direct ownership of 3,685,449 shares of common stock and an option to purchase 145,313 shares of common stock. Ash Capital is controlled by Alan C. Ashton, a former member of our board of directors, audit and compensation committees.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Director Independence

Except for our Chairman, David Gestetner, and James C. Savas, our director, Mr. Lawrence K. Wein, qualifies as an independent director under Rule 10A-3 of the Securities Exchange Act of 1934 and as defined in NASDAQ Rule 4200(15). Mr. Savas is the beneficial owner of more than 10% of our outstanding common stock and Mr. Gestetner is an employee and executive officer of our company. Aside from his beneficial ownership of more than 10% of our outstanding common stock, Mr. Savas is independent under Rule 10A-3 of the Securities Exchange Act of 1934 and as defined in NASDAQ Rule 4200(15). The member of our audit committee is Mr. Savas. Mr. Savas is not independent as defined in NASDAQ Rule 4350(d)(2) because he is the beneficial owner of more than 10% of our outstanding common stock. However, in the opinion of our Board of Directors, Mr. Savas' beneficial stock ownership would not interfere with his exercise of independent judgment as an audit committee member.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this item is as follows:

Hansen, Barnett & Maxwell, P.C., or HB&M, has served as our independent registered public accounting firm since 2000, and specifically for the fiscal years ended December 31, 2010 and 2009. HB&M was selected by our board of directors as our independent registered public accounting firm for the fiscal year ended December 31, 2010, and by our board of directors and a majority of our common stockholders for the fiscal year ended December 31, 2004.

Our board is responsible for pre-approving all audit and permissible non-audit services provided by HB&M. Our board of directors has concluded that the non-audit services provided by HB&M are compatible with maintaining auditor independence. In 2010, no fees were paid to HB&M pursuant to the "de minimus" exception to the pre-approval policy permitted under the Exchange Act.

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

For the fiscal years ended December 31, 2010 and 2009, the fees for services provided by HB&M were as follows:

	2010	2009
Audit fees (1)	$29,600	$31,800
Audit-related fees (2)	-
Tax fees (3)	-	-
All other fees	-	-
	$29,600	$31,800

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
Incorporated by reference to Form 10-KSB filed on March 30, 2004

10.43	Warrant to Purchase Shares of Common Stock issued in favor of AMRESCO Commercial Finance, Inc. dated October 1, 2003	Incorporated by reference to Form 10-KSB filed on March 30, 2004

10.44	Warrant to Purchase Shares of Common Stock issued in favor of Ash Capital, LLC dated October 1, 2003	Incorporated by reference to Form 10-KSB filed on March 30, 2004

10.46	Investors Rights Agreement between eRoomSystem Technologies, Inc., Ash Capital, LLC, and certain security holders dated October 1, 2003	Incorporated by reference to Form 10-KSB filed on March 30, 2004

10.47	Termination and Release Agreement between eRoomSystem Technologies, Inc. and David S. Harkness dated October 1, 2003.	Incorporated by reference to Form 10-KSB filed on March 30, 2004

10.48	Termination and Release Agreement between eRoomSystem Technologies, Inc. and Gregory L. Hrncir dated October 1, 2003.	Incorporated by reference to Form 10-KSB filed on March 30, 2004

10.5	Termination and Release Agreement between eRoomSystem Technologies, Inc. and Derek K. Ellis dated October 1, 2003	Incorporated by reference to Form 10-KSB filed on March 30, 2004

10.74	Secured Promissory Note issued in favor of eRoomSystem Technologies, Inc. by Identica Corporation dated May 23, 2005	Incorporated by reference to Form 8-K filed on May 25, 2005

10.75	Security Agreement by and between eRoomSystem Technologies, Inc. and Identica Corporation dated May 23, 2005.	Incorporated by reference to Form 8-K filed on May 25, 2005

10.76	Warrant issued in favor of eRoomSystem Technologies, Inc. by Identica Corporation dated May 23, 2005.	Incorporated by reference to Form 8-K filed on May 25, 2005

10.77	Asset Purchase Agreement between eRoomSystem Technologies, Inc. and Identica Corporation dated September 7, 2005	Incorporated by reference to Form 8-K filed on September 13, 2005

10.78	Professional Services Agreement between eRoomSystem Technologies, Inc. and Identica Corporation dated September 7, 2005	Incorporated by reference to Form 8-K filed on September 13, 2005

10.79	Settlement Agreement by and between eRoomSystem Technologies, Inc. and Hall Communications Inc. dated December 31, 2001.	Incorporated by reference to Form SB-2/A filed on August 30, 2006

10.8	Employment Agreement of David Gestetner dated as of January 1, 2007	Incorporated by reference to Form 10-KSB filed on March 29, 2007

10.81	Purchase and Sale Agreeement by and between CardinalPointe Capital and eRoomSystem Technologies, Inc. dated June 16, 2009	Incorporated by reference to Form 8-K filed on June 17, 2009

10.82	Departure of Directors or Certain Officer	Incorporated by reference to Form 8-K filed on December 28, 2010

21.01	List of Subsidiaries	Incorporated by reference to Form 10-KSB filed on March 31, 2006

31	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certification Pursuant to 18 U.S.C. Section 1350 as adopted by Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

eRoomSystem Technologies, Inc.

By:	/s/ David A. Gestetner
Name:	David A. Gestetner
Title:	President, Chief Executive Officer, Chief Financial Officer Secretary and Chairman of the Board (Principal Executive, Financial and Accounting Officer)

Date:	March 22, 2011

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David A. Gestetner	President, Chief Executive Officer,	March 22, 2011
David A. Gestetner	Secretary and Chairman of the Board (Principal Executive, Financial and Accounting Officer)

/s/ James C. Savas	Director	March 22, 2011
James C. Savas

/s/ Lawrence K. Wein	Director	March 22, 2011
Lawrence K. Wein