Form 10-Q
period 2011-03-31
EROOMSYSTEM TECHNOLOGIES INC
filed 2011-05-10
CIK 1110361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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
Yes  ☐ No  ☒

The number of shares of the issuer’s common stock issued and outstanding as of April 14, 2011 was 23,907,865 shares.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
	2011	2010
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,225,617	$2,145,709
Investment in equity securities available for sale	23,800	42,500
Investment in real property tax liens	53,616	60,299
Accounts receivable, net of allowance for doubtful accounts of $10,405 at
March 31, 2011 and $18,240 at December 31, 2010	58,909	103,802
Inventory	130,562	147,069
Advance to supplier	-	48,678
Note receivable	522,685	522,685
Prepaid expenses	17,257	5,043
Total Current Assets	3,032,446	3,075,785
PROPERTY AND EQUIPMENT
Property and equipment, net of accumulated depreciation of $29,224
at March 31, 2011 and $23,975 at December 31, 2010	121,423	120,707
INTANGIBLE ASSETS, net of accumulated amortization of $5,064 at
March 31, 2011 and $3,376 at December 31, 2010	-	1,688
DEPOSITS	2,250	2,250
Total Assets	$3,156,119	$3,200,430

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$13,634	$21,399
Accrued liabilities	46,742	81,009
Other payable	5,613	-
Customer deposits	2,004	2,004
Total Current Liabilities	67,993	104,412
Total Liabilities	67,993	104,412
STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none outstanding	-	-
Common stock, $0.001 par value; 50,000,000 shares authorized; shares outstanding
23,907,865 at March 31, 2011 and 23,907,865 at December 31, 2010	23,908	23,908
Additional paid-in capital	34,159,310	34,159,310
Accumulated deficit	(31,118,892)	(31,129,700)
Accumulated other comprehensive gain	23,800	42,500
Total Stockholders' Equity	3,088,126	3,096,018

Total Liabilities and Stockholders' Equity	$3,156,119	$3,200,430

See accompanying notes to condensed consolidated financial statements

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

For the Three Months Ended March 31,	2011	2010

REVENUE AND INVESTMENT INCOME
Product sales	$146,114	$190,880
Maintenance fees	44,381	49,884
Interest income	27,743	30,414
Total Revenue and Investment Income	218,238	271,178
COST OF REVENUE
Product sales	81,509	134,067
Maintenance	2,740	15,757
Total Cost of Revenue	84,249	149,824
GROSS MARGIN	133,989	121,354

OPERATING EXPENSES
Selling, general and administrative expense, including
non-cash compensation of $0 and $1,101, respectively	97,428	118,946
Research and development expense	25,753	1,728
Net Operating Expenses	123,181	120,674
Net Income	10,808	680
OTHER COMPREHENSIVE INCOME
Unrealized loss on investment	(18,700)	-
Comprehensive Income (Loss)	$(7,892)	$680
Basic Earnings Per Common Share	$0.00	$0.00
Diluted Earnings Per Common Share	$0.00	$0.00

See accompanying notes to condensed consolidated financial statements

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Three Months Ended March 31,	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$10,808	$680
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	6,937	1,177
Non-cash compensation expense	-	1,101
Changes in operating assets and liabilities:
Accounts receivable	44,893	12,508
Accrued interest receivable	-	493
Inventory	10,542	(3,564)
Advance to supplier	48,678	-
Prepaid expenses	(12,214)	13,430
Accounts payable	(7,765)	(2,810)
Accrued liabilities	(34,267)	(42,575)
Other payable	5,613	-
Net Cash Provided By (Used In) Operating Activities	73,225	(19,560)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	(68,351)
Purchase of investments in real property tax liens	(709)	(42,107)
Proceeds from collections of real property tax liens	7,392	-
Purchase of short-term investment	-	(104,019)
Net Cash Provided by (Used In) Investing Activities	6,683	(214,477)

CASH FLOWS FROM FINANCING ACTIVITIES	-	-

Net Increase (Decrease) in Cash	79,908	(234,037)

Cash and cash equivalents at Beginning of Period	2,145,709	2,302,620

Cash and cash equivalents at End of Period	$2,225,617	$2,068,583

See accompanying notes to condensed consolidated financial statements

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Condensed Financial Statements– The accompanying unaudited condensed consolidated financial statements include the accounts of eRoomSystem Technologies, Inc. and its wholly-owned subsidiaries (the "Company"). Intercompany accounts and transactions have been eliminated in consolidation. These financial statements are condensed and, therefore, do not include all disclosures normally required by generally accepted accounting principles. These statements should be read in conjunction with the Company's annual financial statements for the fiscal year ended December 31, 2010 included in the Company's Annual Report on Form 10-K. In particular, the Company's organization, nature of operations and significant accounting principles were presented in Note 1 to the consolidated financial statements in that annual report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying unaudited condensed consolidated financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying unaudited condensed consolidated financial statements for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2011.

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

Net Earnings Per Share of Common Stock– Basic earnings per share of common stock is computed by dividing net income by the weighted-average number of shares of common stock outstanding. There were no unvested shares of common stock during the period ended March 31, 2011 and 2010. Diluted earnings per share of common stock are computed by dividing net income by the weighted-average number of shares of common stock and dilutive potential common stock equivalents outstanding. Potential common stock equivalents consist of shares issuable upon the exercise of stock options and warrants.

The following table is a reconciliation of the numerators and denominators used in the calculation of basic and diluted weighted-average common shares outstanding for the three months ended March 31, 2011 and 2010:

	2011	2010
Basic net income	$10,808	$680
Diluted net income	$10,808	$680
Basic weighted-average common shares outstanding	23,907,865	23,832,865
Effect of dilutive securities
Stock options and warrants	19,093	58,684
Diluted weighted-average common shares outstanding	23,926,958	23,891,549
Basic earnings per share	$0.00	$0.00
Diluted earnings per share	$0.00	$0.00

During the three months ended March 31, 2011 and 2010, there were potential common stock equivalents from options and warrants of  2,130,344 and 2,070,344, respectively, which were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

Recent Accounting Pronouncements – In January 2010, the FASB issued guidance that required the Company to present separately information about purchases, sales, issuances and settlements, on a gross basis, in the reconciliation of fair value measurements using significant unobservable inputs (Level 3). This guidance became effective during the first quarter of 2011. The adoption of this guidance did not have a material effect on the financial statements.

NOTE 2 – BUSINESS CONDITION

During the year ended December 31, 2010 and the three months ended March 31, 2011, the Company realized a net income of $18,345 and net income of $10,808, respectively. During the year ended December 31, 2010 and the three months ended March 31, 2011, the Company's operations provided $28,597 and $73,225 of cash, respectively. The Company had a cash balance of $2,225,617 as of March 31, 2011.

NOTE 3 – INVESTMENTS

Investment in Equity Securities Available for Sale – The Company was issued 50,000 shares of stock in BlackBird Corporation in July 2008. On June 7, 2010, BlackBird entered into a share exchange with RPID later renamed Spot Mobile International Ltd (“Spot Mobile”). The 50,000 shares of common stock of BlackBird were exchanged for 1,700,000 restricted shares of common stock of Spot Mobile. The Spot Mobile shares were reverse split in October 2010 to 56,667 shares. Spot Mobile’s common stock is publicly traded and had a post-split market value of $0.42 per share on March 31, 2011. The Company recorded an $18,700 unrealized loss on the investment in Spot Mobile at March 31, 2011, which is included in other comprehensive loss.

Investments in equity securities as of March 31, 2011 are summarized below:

Equity Securities	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Spot Mobile	$-	$23,800	$-	$23,800

 At March 31, 2011, accumulated other comprehensive loss consisted solely of the unrealized holding loss from the investment in Spot Mobile.

Investment in Real Property Tax Liens – During the three months ended March 31, 2011, the Company purchased an additional $709 in real property tax liens from a municipality in New Jersey for total purchases of $124,362. Through March 31, 2011, the Company collected $70,746 in tax lien settlements. The New Jersey municipal tax liens are receivable from the real property owners and are secured by a first priority lien on the related real property. Upon foreclosure, the Company would obtain ownership of the real property. The tax lien receivables accrue interest up to 18% per annum, accrue penalties at 2% to 6% per annum and are also increased by the amount of any collection expenses incurred. The investment in the real property tax liens are accounted for as an investment in troubled debts and are carried at cost. Collection of interest, penalties and expense reimbursements is not certain and is recognized upon being realized.

NOTE 4 – NOTE RECEIVABLE

On July 24, 2008, the Company extended a loan in the amount $500,000 to BlackBird Corporation (“BlackBird”). The loan is evidenced by a 10% senior secured convertible promissory note made by BlackBird in favor of the Company (the “Secured Note”). In addition, BlackBird issued 50,000 shares of its common stock to the Company. On the date of issuance and since that date, the fair value of BlackBird’s common stock was not determinable and the shares were valued at zero. As further described in Note 3, the BlackBird common shares were exchanged for Spot Mobile common shares. The Secured Note was extended to June 30, 2011 and the interest rate increased to 18% after December 31, 2008, with interest payable quarterly on the last business day of each quarter. The carrying amount of the Secured Note was increased by $22,685 of accrued interest prior to 2010. BlackBird is current in its interest payments under the current requirements of the extended loan. Management of the Company believes that the Secured Note is collectible during 2011.

The note receivable is evaluated for impairment on a quarterly basis. If projections were to indicate that the carrying value of the promissory note was not recoverable, the carrying value would be reduced by the estimated excess of the carrying value over the projected discounted cash flows. The BlackBird promissory note was evaluated for impairment as of March 31, 2011 and no impairment was deemed necessary.

NOTE 5 – PURCHASE OF ASSETS

On June 17, 2009, the Company purchased the assets of Kooltech SPE from Cardinal Pointe Capital (“CPC”), which assets consisted of automated minibars installed in five hotels, automated baskets and product inventory. The Company formed a subsidiary, eFridge, LLC (“eFridge”) for the purpose of this purchase. The purchase price is an amount equal to 30% of eFridge’s earnings before interest, taxes, depreciation and amortization (“EBITDA”) and 30% of eFridge’s cash flow related to any related new equipment purchased.  Payment of the purchase price is payable by eFridge to CPC on a monthly basis within twenty days after the end of each month. In addition, the Company agreed that in the event eFridge or any other subsidiary of the Company purchases any new Kooltech equipment from the manufacturers thereof or brokers the sale of new Kooltech equipment or equipment materially similar to Kooltech’s to third parties, the Company will pay to CPC an amount equal to $30 per mini-bar and $15 per automated basket so purchased or brokered.

From the date of purchase until 2011, eFridge found that a significant amount of the Kooltech equipment was not functioning as represented by CPC, was leaking coolant and had to be replaced and disposed of under required environmental disposal standards. Although eFridge had positive EBITDA for the twenty-one month period ending March 31, 2011, which would have resulted in a $25,831 liability to CPC, the Company believes that it has sufficient claims from receiving defective equipment to offset any amounts payable under the agreement. The Company believes it can settle any remaining liability incurred to date for $5,613, which amount was accrued at March 31, 2011.

NOTE 6 – FAIR VALUE MEASUREMENTS

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

Following is a description of the valuation methodologies used for assets measured at fair value.  There have been no changes in the methodologies used at March 31, 2011.

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

The following tables set forth by level, within the fair value hierarchy, the estimated fair values of the Company’s financial assets measured on a recurring basis as of March 31, 2011:

	Level 1	Level 2	Level 3	Total
Investment in Equity Securities
Available for Sale	$23,800	$-	$-	$23,800

Total Assets Measured at Fair Value	$23,800	$-	$-	$23,800

NOTE 7 – STOCKHOLDERS’ EQUITY

During the three months ended March 31, 2010, the Company constructively retired 290,300 shares of common stock from treasury stock to common stock and additional paid in capital. The Company had repurchased the shares in previous periods under its repurchase program.

During the three months ended March 31, 2011, no options or warrants to purchase shares of common stock were granted.

During the three months ended March 31, 2010, the Company granted options to purchase 7,500 shares of common stock to an employee for services rendered. These options, which vested immediately, have an exercise price of $0.18 per share and are exercisable through March 22, 2015. These options were valued at $1,101 using the Black-Scholes option pricing model with the following assumptions: risk free interest rate ranging of 2.65%, dividend yield of 0.0%, volatility ranging of 115% and expected life of 5 years. Compensation expense of $1,101 was recognized during the three months ended March 31, 2010.

Outstanding Stock Options and Warrants – A summary of the stock option and warrant activity for the three months ended March 31, 2011 is as follows:

	Options and Warrants	Exercise Price Range			Weighted - Average Exercise Price
Balance, December 31, 2010	2,248,344	$0.10	-	1.55	$0.31
Expired	(3,000)	0.17	-	0.17	0.17
Balance, March 31, 2011	2,245,344	0.10	-	1.55	0.32
Weighted-average fair value of options granted during the three months ended
March 31, 2011					$-

A summary of the options and warrants outstanding and exercisable as of March 31, 2011 follows:

	Outstanding				Exercisable
Range of Exercise Prices	Number Outstanding	Weighted - Average Remaining Contractual Life	Weighted - Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted - Average Exercise Price	Aggregate Intrinsic Value
$0.10 - 0.37	2,231,701	1.52 years	$0.31	$3,150	2,231,701	$0.31	$3,150
0.90 - 1.55	13,643	1.22 years	0.94	-	13,643	0.94	-
$0.10 - 1.55	2,245,344	1.51 years	$0.32	$3,150	2,245,344	$0.32	$3,150

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

On July 24, 2008, we provided a secured loan to BlackBird Corporation, a Florida corporation (“BlackBird”), an unrelated entity. The funding of the loan took place on completion of a transaction by BlackBird to acquire an unrelated company, USA Datanet Corporation. The acquisition took place on July 24, 2008. The loan is evidenced by a 10% senior secured convertible promissory note, made by BlackBird (the “Secured Note”). The Secured Note matured on June 30, 2009 and the interest rate increased to 18% annually as of January 1, 2009, with interest payable quarterly on the last business day of each quarter. An extension to the note was provided through June 30, 2011 at an interest rate of 18%.

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

Liquidity and Capital Resources

At March 31, 2011, our principal sources of liquidity consisted of $2,225,617 of cash and working capital of $2,964,453, as compared to $2,145,709 of cash and working capital of $2,971,373 at December 31, 2010. In addition, our stockholders' equity was $3,088,126 at March 31, 2011, compared to stockholders' equity of $3,096,018 at December 31, 2010, a decrease of $7,892. The increase in cash primarily reflects the return of a deposit from a vendor.

 Our accumulated deficit decreased from $31,129,700 at December 31, 2010 to $31,118,892 at March 31, 2011. The $10,808 decrease in accumulated deficit resulted directly from the net gain realized for the three months ended March 31, 2011.

Cash flow provided in operations for the three months ended March 31, 2011 was $73,225 as compared to $19,560 of net cash used for the same period ended March 31, 2010.

Investing activities for the three months ended March 31, 2011 provided net cash of $6,683, compared to $214,477 of net cash used during the three months ended March 31, 2010.

There were no financing activities in the three months ended March 31, 2011 and 2010.

Results of Operations

Description of Revenues

Historically, we have received most of our revenues from the sale or placement under a revenue-sharing program of our products in hotels. More recently we have purchased minibars and baskets already placed in Hotels and setup a turnkey solution at these Hotels. In these hotels we receive most of the revenues for the product sold in the minibars and baskets. We provide 3-5% of revenues to the some of the Hotels. We expect that these revenues will account for a substantial majority of our revenues for the foreseeable future. We also generate revenues from maintenance and support services relating to our existing installed products.

Our dependence on the lodging industry, including its guests, makes us extremely vulnerable to downturns in the lodging industry caused by the general economic environment. Such a downturn could result in fewer purchases by hotel guests of goods and services from our products installed in hotels, and accordingly lower revenues where our products are placed pursuant to a turnkey agreement. Time spent by individuals on travel and leisure is often discretionary for consumers and may be particularly affected by adverse trends in the general economy. The success of our operations depends, in part, upon discretionary consumer spending and economic conditions affecting disposable consumer income such as employment, wages and salaries, business conditions, interest rates, and availability of credit and taxation.

Our revenues this year have decreased as our largest Hotel customer is undergoing renovations and is no longer using our minibars or services.

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

Research and development expenses consist of payroll and related costs for hardware and software engineers, quality assurance specialists, management personnel, and the costs of materials used by our consultants in the maintenance of our existing installed products as well as research and development for new products. Research and development expenses in the three months ended March 31, 2011 and 2010 were $25,753 and $1,728, respectively.

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

Comparison of Three Months Ended March 31, 2011 and 2010

Revenues

Product Sales — Revenue from product sales was $146,114 for the three months ended March 31, 2011, compared to $190,880 for the three months ended March 31, 2010, representing a decrease of $44,766, or 23.5%. The decrease in product sales revenues was primarily due to the loss of one our biggest customers in the three months ended March 30, 2011 due to a renovation project they are undergoing.

Maintenance Fees — Maintenance fees were $44,381 for the three months ended March 31, 2011, compared to $49,884 for the three months ended March 31, 2010, representing a decrease of $5,503, or 11%.

Interest and Other Income — Our revenue from interest and other income was $27,743 for the three months ended March 31, 2011 compared to $30,414 during the three months ended March 31, 2010. The decrease was primarily due to a decrease in interest rates.

Cost of Revenue

Cost of Product Sales Revenue — Our cost of product sales revenue for the three months ended March 31, 2011 was $81,509, compared to $134,067 for the three months ended March 31, 2010, a decrease of $52,558, or 39.2%. The gross margin percentage on revenue from product sales revenue was 44.2% for the three months ended March 31, 2011, compared to 29.8% for the three months ended March 31, 2010. The decrease in cost of product sales revenue relates to the decrease in product sales revenue.

Cost of Maintenance Revenue — Our cost of maintenance revenue was $2,740 for the three months ended March 31, 2011, compared to $15,757 for the three months ended March 31, 2010, representing a decrease of $13,017, or 82.6%. The gross margin percentage on maintenance fee revenues was 93.8% for the three months ended March 31, 2011, compared to 68.4% for the three months ended March 31, 2010. The decrease in our cost of maintenance fee revenue was due increasing efficiencies in the servicing of Kooltech equipment.

The changes and percent changes with respect to our revenues and our cost of revenue for the three months ended March 31, 2011 and 2010 are summarized as follows:

For the Three Months Ended March 31,	2011	2010	Change	Percent Change
REVENUE
Product sales	$146,114	$190,880	$(44,766)	-23.5%
Maintenance fees	44,381	49,884	(5,503)	-11.0%
Interest income	27,743	30,414	(2,671)	-8.8%
Total Revenue	218,238	271,178	(52,940)	-19.5%

COST OF REVENUE
Product sales	81,509	134,067	(52,558)	-39.2%
Maintenance fees	2,740	15,757	(13,017)	-82.6%
Total Cost of Revenue	$84,249	$149,824	$(65,575)	-43.8%

Although the preceding table summarizes the net changes and percent changes with respect to our revenues and our cost of revenue for the three months ended March 31, 2011 and 2010, the trends contained therein are limited and should not be viewed as a definitive indication of our future results.

Operating Expenses

Selling, General and Administrative — Selling, general and administrative expenses, including non-cash compensation expense, were $97,428 for the three months ended March 31, 2011, compared to $118,946 for the three months ended March 31, 2010, representing a decrease of $21,518, or 18.1%. The decrease in our selling, general and administrative expenses was due to increasing efficiencies in our operations.

Research and Development — Research and development expenses were $25,753 for the three months ended March 31, 2011, compared to $1,728 for the three months ended March 31, 2010 representing an increase of $24,025. The increase in our research and development expenses for the three months ended March 31, 2011 reflects an increase in new product development in 2011.

Net Income Attributable to Common Stockholders

We realized net income of $10,808 for the three months ended March 31, 2011, compared to net income of $680 during the three months ended March 31, 2010. The $10,128 increase in net income was immaterial.

Contractual Cash Obligations and Commercial Commitments

There were no significant contractual cash obligations or commercial commitments either on or off balance sheet as of March 31, 2011.

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

Date: May 10, 2011
	By:	/s/ David A. Gestetner
	Name:	David A. Gestetner
	Title:	President, Chief Executive Officer, Secretary,
and Chairman of the Board
(Principal Executive, Financial, and Accounting Officer)