Form 10-Q
period 2011-06-30
EROOMSYSTEM TECHNOLOGIES INC
filed 2011-08-15
CIK 1110361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

The number of shares of the issuer’s common stock issued and outstanding as of August 12, 2011 was 23,982,865 shares.

EROOMSYSTEM TECHNOLOGIES, INC.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
	2011	2010
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,239,330	$2,145,709
Investment in equity securities available for sale	14,167	42,500
Investment in real property tax liens	39,096	60,299
Accounts receivable, net of allowance for doubtful accounts of $7,667 at June 30, 2011 and $18,240 at December 31, 2010	43,444	103,802
Inventory	120,194	147,069
Advance to supplier	-	48,678
Note receivable	-	522,685
Prepaid expenses	34,656	5,043
Total Current Assets	2,490,887	3,075,785
NOTE RECEIVABLE	522,439	-
PROPERTY AND EQUIPMENT
Property and equipment, net of accumulated depreciation of $34,773at June 30, 2011 and $23,975 at December 31, 2010	115,874	120,707
INTANGIBLE ASSETS, net of accumulated amortization of $5,064 at June 30, 2011 and $3,376 at December 31, 2010	-	1,688
DEPOSITS	2,250	2,250
Total Assets	$3,131,450	$3,200,430

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$13,541	$21,399
Accrued liabilities	38,938	81,009
Customer deposits	2,004	2,004
Total Current Liabilities	54,483	104,412
Total Liabilities	54,483	104,412
STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none outstanding	-	-
Common stock, $0.001 par value; 50,000,000 shares authorized; shares outstanding 23,982,865 at June 30, 2011 and 23,907,865 at December 31, 2010	23,983	23,908
Additional paid-in capital	34,169,735	34,159,310
Accumulated deficit	(31,130,918)	(31,129,700)
Accumulated other comprehensive gain	14,167	42,500
Total Stockholders' Equity	3,076,967	3,096,018

Total Liabilities and Stockholders' Equity	$3,131,450	$3,200,430

See accompanying notes to condensed consolidated financial statements.

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010

REVENUE AND INVESTMENT INCOME
Product sales	$149,073	$219,106	$295,187	$409,986
Maintenance fees	43,480	49,668	87,861	99,552
Interest income	28,100	22,638	55,843	53,052
Loss on other than temporary decline in marketable securities	-	(50,000)	-	(50,000)
Total Revenue	220,653	241,412	438,891	512,590
COST OF REVENUE
Product sales	82,351	117,703	163,860	251,770
Maintenance	4,777	7,378	7,517	23,135
Total Cost of Revenue	87,128	125,081	171,377	274,905
GROSS MARGIN	133,525	116,331	267,514	237,685

OPERATING EXPENSES
Selling, general and administrative expense, including non-cash compensation of $10,500, $11,250, $10,500 and $12,351, respectively	124,069	117,421	221,497	236,367
Research and development expense	21,482	31,295	47,235	33,023
Net Operating Expenses	145,551	148,716	268,732	269,390
Net Loss	(12,026)	(32,385)	(1,218)	(31,705)
Unrealized gain (loss) on investment in equity securities available for sale	(9,633)	85,000	(28,333)	85,000
Reclassification adjustment for losses included in operations	-	50,000	-	50,000
Comprehensive Income (Loss)	$(21,659)	$102,615	$(29,551)	$103,295
Basic Loss Per Common Share	$-	$-	$-	$-
Diluted Loss Per Common Share	$-	$-	$-	$-

See accompanying notes to condensed consolidated financial statements.

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Six Months Ended June 30,	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,218)	$(31,705)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	12,486	7,984
Loss allowance on investment in real property tax liens	-	5,000
Loss for other than temporary decline in marketable securities	-	50,000
Non-cash compensation expense	10,500	12,351
Changes in operating assets and liabilities:
Accounts receivable	60,358	(11,843)
Accrued interest receivable	246	247
Inventory	20,910	(10,222)
Advance to supplier	48,678	1,986
Prepaid expenses	(29,613)	7,312
Accounts payable	(7,858)	(14,587)
Accrued liabilities	(42,071)	(30,740)
Net Cash Provided By (Used In) Operating Activities	72,418	(14,217)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	(74,900)
Purchase of investments in real property tax liens	(709)	(107,862)
Proceeds from collections of real property tax liens	21,912	20,582
Purchase of short-term investment	-	(104,403)
Net Cash Provided by (Used In) Investing Activities	21,203	(266,583)

CASH FLOWS FROM FINANCING ACTIVITIES	-	-

Net Increase (Decrease) in Cash	93,621	(280,800)

Cash and cash equivalents at Beginning of Period	2,145,709	2,302,620

Cash and cash equivalents at End of Period	$2,239,330	$2,021,820

See accompanying notes to condensed consolidated financial statements.

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Condensed Financial Statements - The accompanying unaudited condensed consolidated financial statements include the accounts of eRoomSystem Technologies, Inc. and its wholly-owned subsidiaries (the "Company"). Intercompany accounts and transactions have been eliminated in consolidation. These financial statements are condensed and, therefore, do not include all disclosures normally required by generally accepted accounting principles. These statements should be read in conjunction with the Company's annual financial statements for the fiscal year ended December 31, 2010 included in the Company's Annual Report on Form 10-K. In particular, the Company's organization, nature of operations and significant accounting principles were presented in Note 1 to the consolidated financial statements in that annual report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying unaudited condensed consolidated financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying unaudited condensed consolidated financial statements for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2011.

Cash and Cash Equivalents – Cash and cash equivalents include highly-liquid debt investments with original maturities of three months or less, readily convertible to known amounts of cash.

Loss Per Common Share - Basic loss per common share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted loss per common share is computed by dividing net loss by the weighted-average number of shares of common stock and dilutive potential common stock equivalents outstanding during the period. Potential common stock equivalents consist of shares issuable upon the exercise of stock options and warrants. For the years presented, all convertible securities are anti-dilutive.

The following table is a reconciliation of the numerators and denominators used in the calculation of basic and diluted weighted-average common shares outstanding for the three and six months ended June 30, 2011 and 2010:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2011	2010	2011	2010
Net loss	$(12,026)	$(32,385)	$(1,218)	$(31,705)
Basic weighted-average common shares outstanding	23,949,898	23,854,294	23,928,998	23,843,638
Effect of dilutive securities
Stock options and warrants	-	-	-	-
Diluted weighted-average common shares outstanding	23,949,898	23,854,294	23,928,998	23,843,638
Basic loss per share	$-	$-	$-	$-
Diluted loss per share	$-	$-	$-	$-

During the three and six months ended June 30, 2011, there were 2,175,344 potential common stock equivalents from options and warrants and during the three and six months ended June 30, 2010, there were 2,270,844 potential common stock equivalents from options and warrants that were not included in the computation of diluted loss per share because their effect would have been anti-dilutive.

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

In May 2011, the Financial Accounting Standards Board ("FASB") issued a new accounting standard on fair value measurements that clarifies the application of existing guidance and disclosure requirements, changes certain fair value measurement principles and requires additional disclosures about fair value measurements. The standard is effective for interim and annual periods beginning after December 15, 2011. Early adoption is not permitted. The Company does not expect the adoption of this accounting guidance to have a material impact on its consolidated financial statements and related disclosures.

In June 2011, the FASB issued new guidance on the presentation of comprehensive income. The new guidance allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in stockholders’ equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income from that of current accounting guidance. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. Upon adoption, the Company will present its consolidated financial statements under this new guidance. The Company does not expect the adoption of this accounting guidance to have a material impact on its consolidated financial statements and related disclosures.

NOTE 2 - BUSINESS CONDITION

During the year ended December 31, 2010 and the six months ended June 30, 2011, the Company realized a net income of $18,345 and net loss of $1,218, respectively. During the year ended December 31, 2010 and the six months ended June 30, 2011, the Company's operations provided $28,597 and $72,418 of cash, respectively. The Company had a cash and cash equivalent balance of $2,239,330 as of June 30, 2011.

NOTE 3 – INVESTMENTS

Investment in Equity Securities Available for Sale – As discussed further in Note 5, the Company was issued 50,000 shares of stock in Blackbird Corporation in July 2008. On June 7, 2010, Blackbird entered into a share exchange with RPID later renamed Spot Mobile International Ltd (“Spot Mobile”). The 50,000 shares of common stock of Blackbird were exchanged for 1,700,000 restricted shares of common stock of Spot Mobile. The Spot Mobile shares were reverse split in October 2010 to 56,667 shares. Spot Mobile’s common stock is publicly traded and had a post-split market value of $0.25 per share on June 30, 2011. The Company recorded an $42,500 unrealized gain on the investment in Spot Mobile at December 31, 2010. The Company recorded a $28,333 unrealized loss on the investment in Spot Mobile during the six months ended June 30, 2011, which is included in other comprehensive loss.
During the year ended December 31, 2007, the Company reduced the carrying value of its investment in Aprecia, Inc. to zero through a $50,000 charge to other comprehensive loss. During the six months ended June 30, 2010, the Company determined that Aprecia, Inc. was no longer an operating company, that the decline in value of this investment was other than temporary and recognized the $50,000 loss in operations.

Investments in equity securities as of June 30, 2011 are summarized below:

Equity Securities	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Spot Mobile	$-	$14,167	$-	$14,167

At June 30, 2011, accumulated other comprehensive loss consisted solely of the unrealized holding loss from the investment in Spot Mobile.

Investment in Real Property Tax Liens – During the six months ended June 30, 2011, the Company purchased an additional $709 in real property tax liens from a municipality in New Jersey for total purchases of $124,362. Through June 30, 2011, the Company collected $85,266 in tax lien settlements. The New Jersey municipal tax liens are receivable from the real property owners and are secured by a first priority lien on the related real property. Upon foreclosure, the Company would obtain ownership of the real property. The tax lien receivables accrue interest up to 18% per annum, accrue penalties at 2% to 6% per annum and are also increased by the amount of any collection expenses incurred. The investment in the real property tax liens are accounted for as an investment in troubled debts and are carried at cost. Collection of interest, penalties and expense reimbursements is not certain and is recognized upon being realized.

NOTE 4 - INVENTORY

The Company maintains an inventory of product that is sold in the refreshment centers in a number of hotels. The inventory is purchased as finished goods. In addition, the Company maintains an inventory of minibars which are purchased as finished goods and held in a warehouse until deployment in a hotel.

NOTE 5– NOTE RECEIVABLE

On July 24, 2008, the Company extended a loan in the amount $500,000 to BlackBird Corporation (“BlackBird”). The loan is evidenced by a 10% senior secured convertible promissory note made by BlackBird in favor of the Company (the “Secured Note”). In addition, BlackBird issued 50,000 shares of its common stock to the Company. On the date of issuance, the fair value of BlackBird’s common stock was not determinable and the shares were valued at zero. As further described in Note 3, the BlackBird common shares were exchanged for Spot Mobile common shares. The Secured Note was extended to June 30, 2011 and the interest rate increased to 18% after December 31, 2008, with interest payable quarterly on the last business day of each quarter. The carrying amount of the Secured Note was increased by $22,439 of accrued interest prior to 2010. BlackBird has not paid its interest payments for second quarter of 2011.

The note receivable is evaluated for impairment on a quarterly basis. If projections were to indicate that the carrying value of the promissory note was not recoverable, the carrying value would be reduced by the estimated excess of the carrying value over the projected discounted cash flows. The BlackBird promissory note was evaluated for impairment as of June 30, 2011 and although Blackbird did not meet its obligation to make payment on the note and therefore is in default of its obligations under the note, no impairment was deemed necessary. The evaluation was based on the projected discounted cash flows of Blackbird,determined by the liquidation value of the underlying collateral. The value of the collateral is in excess of the balance of the secured debt. The Company plans on foreclosing on the underlying collateral to collect on the note. The net carrying value of the note has been reclassified to non-current assets as the Company is uncertain as to time that will be required to obtain title to the collateral and liquidate it

NOTE 6 – PURCHASE OF ASSETS

On June 17, 2009, the Company purchased the assets of Kooltech SPE from Cardinal Pointe Capital (“CPC”), which assets consisted of automated minibars installed in five hotels, automated baskets and product inventory. The Company formed a subsidiary, eFridge, LLC (“eFridge”) for the purpose of this purchase. The purchase price is an amount equal to 30% of eFridge’s earnings before interest, taxes, depreciation and amortization (“EBITDA”) and 30% of eFridge’s cash flow related to any related new equipment purchased.  Payment of the purchase price is payable by eFridge to CPC on a monthly basis within twenty days after the end of each month. In addition, the Company agreed that in the event eFridge or any other subsidiary of the Company purchases any new Kooltech equipment from the manufacturers thereof or brokers the sale of new Kooltech equipment or equipment materially similar to Kooltech’s to third parties, the Company will pay to CPC an amount equal to $30 per mini-bar and $15 per automated basket so purchased or brokered. The Company paid CPC, under the agreement, $5,613 for any liability incurred through March 31, 2011.

On June 29, 2011, the Company reached a final settlement of any and all obligations under the original agreement with payment of $20,000 to CPC. Payment of which was accounted for as an expense during the six months ended June 30, 2011.

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

Following is a description of the valuation methodologies used for assets measured at fair value.  There have been no changes in the methodologies used at June 30, 2011.

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

The following tables set forth by level, within the fair value hierarchy, the estimated fair values of the Company’s financial assets measured on a recurring basis as of June 30, 2011:

	Level 1	Level 2	Level 3	Total
Investment in Equity Securities
Available for Sale	$14,167	$-	$-	$14,167

Total Assets Measured at Fair Value	$14,167	$-	$-	$14,167

NOTE 8 - STOCKHOLDERS’ EQUITY

On June 4, 2010, the Company issued 75,000 shares of common stock to its Board of Directors in recognition of services rendered. These shares were valued at $11,250 ($0.15 per share). On May 10, 2011, the Company issued 75,000 shares of common stock to its Board of Directors and a consultant in recognition of services rendered. These shares were valued at $10,500 ($0.14 per share).

During the six months ended June 30, 2010, the Company granted options to purchase 7,500 shares of common stock to an employee for services rendered. These options, which vested immediately, have an exercise price of $0.18 per share and are exercisable through March 22, 2015. These options were valued at approximately $0.15 per share, or $1,101, using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 2.65%, dividend yield of 0.0%, volatility of 115% and expected life of 5 years. These options expired when the employee left the Company in July 2010. No options to purchase shares of common stock were issued in 2011.

Compensation expense relating to stock options of $1,101 was recognized during the six months ended June 30, 2010.

There was no unrecognized compensation related to stock options at June 30, 2011.

A summary of stock option and warrant activity for the six months ended June 30, 2011 is as follows:

	Options and Warrants	Exercise Price Range			Weighted - Average Exercise Price
Balance, December 31, 2010	2,248,344	$0.10	-	1.55	$0.31
Expired	(73,000)	0.17	-	0.24	0.17
Balance, June 30, 2011	2,175,344	0.10	-	1.55	0.32

Weighted-average fair value of options granted during the six months ended June 30, 2011					$-

A summary of options and warrants outstanding and exercisable at June 30, 2011 is as follows:

	Outstanding				Exercisable
Range of Exercise Prices	Number Outstanding	Weighted - Average Remaining Contractual Life	Weighted - Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted - Average Exercise Price	Aggregate Intrinsic Value
$0.10 - 0.37	2,161,701	1.35 years	$0.32	$12,100	2,161,701	$0.32	$12,100
0.90 - 1.55	13,643	0.97 years	0.94	-	13,643	0.94	-
$0.10 - 1.55	2,175,344	1.34 years	$0.32	$12,100	2,175,344	$0.32	$12,100

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

On July 24, 2008, we provided a secured loan to BlackBird Corporation, a Florida corporation (“BlackBird”), an unrelated entity. The funding of the loan took place on completion of a transaction by BlackBird to acquire an unrelated company, USA Datanet Corporation. The acquisition took place on July 24, 2008. The loan is evidenced by a 10% senior secured convertible promissory note, made by BlackBird (the “Secured Note”). The Secured Note matured on June 30, 2009 and the interest rate increased to 18% annually as of January 1, 2009, with interest payable quarterly on the last business day of each quarter. An extension to the note was provided through June 30, 2011 at an interest rate of 18%. Blackbird is presently in default of its obligations under the note due to non-payment.

On June 17, 2009, the Company purchased the assets of Kooltech SPE which had been acquired by Cardinal Pointe Capital (“CPC”). CPC sold the minibars, baskets and stock owned by Kooltech SPE to the Company. The Company has formed a subsidiary, eFridge, LLC (“eFridge”) for the purposes of this purchase. The purchase price is an amount equal to thirty percent (30%) of eFridge’s EBITDA and an amount equal to thirty percent (30%) of New Equipment Cash Flow.  Payment of the Purchase Price was to be made by eFridge to CPC on a monthly basis within twenty days after the end of each month, based on the eFridge’s EBITDA for the month then ended. On June 29, 2011, the Company reached a final settlement of any and all obligations under the agreement.

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

Liquidity and Capital Resources

At June 30, 2011, our principal sources of liquidity consisted of $2,239,330 of cash and working capital of $2,436,404, as compared to $2,145,709 of cash and working capital of $2,971,373 at December 31, 2010. In addition, our stockholders' equity was $3,076,967 at June 30, 2011, compared to stockholders' equity of $3,096,018 at December 31, 2010, a decrease of $19,051. The increase in cash primarily reflects the decrease of accounts receivable and payment on some tax liens.

Our accumulated deficit increased from $31,129,700 at December 31, 2010 to $31,130,918 at June 30, 2011. The $1,218 increase in accumulated deficit resulted directly from the net loss realized for the six months ended June 30, 2011.

Cash flow provided in operations for the six months ended June 30, 2011 was $72,418 as compared to $14,217 used for the same period ended June 30, 2010.

Investing activities for the six months ended June 30, 2011 provided net cash of $21,203, compared to $266,583 of net cash used during the six months ended June 30, 2010.

There were no financing activities in the six months ended June 30, 2011 and 2010.

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

Selling, general and administrative expenses primarily consist of general and administrative expenses including professional fees, salaries and related costs for accounting, administration, finance, human resources, information systems and legal personnel

Research and development expenses consist of payroll and related costs for hardware and software engineers, quality assurance specialists, management personnel, and the costs of materials used by our consultants in the maintenance of our existing installed products as well as research and development for new products. Research and development expenses in the six months ended June 30, 2011 and 2010 were $47,235 and $33,023, respectively.

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

Comparison of Three Months Ended June 30, 2011 and 2010

Revenues

Product Sales — Revenue from product sales was $149,073 for the three months ended June 30, 2011, compared to $219,106 for the three months ended June 30, 2010, representing a decrease of $70,033, or 32%. The decrease in product sales revenues was primarily due to the loss of one our biggest customers in the January, 2011 due to a renovation project they are undergoing.

Maintenance Fees— Maintenance fees were $43,480 for the three months ended June 30, 2011, compared to $49,668 for the three months ended June 30, 2010, representing a decrease of $6,188, or 12.5%. The decrease in maintenance fee revenue related to the termination of a hotel’s maintenance services.

Interest — Our income from interest was $28,100 for the three months ended June 30, 2011, compared to $22,638 for the three months ended June 30, 2010, representing an increase of $5,462, or 24.1%.

Loss on other than temporary decline in marketable securities — The loss represented the write-off in 2010 of an investment made in 2005 in Aprecia, Inc. in the amount of $50,000. Aprecia is no longer an operating company and therefore, a loss was recognized during the six months ended June 30, 2010.

Cost of Revenue

Cost of Product Sales Revenue — Our cost of product sales revenue for the three months ended June 30, 2011 was $82,351, compared to $117,703 for the three months ended June 30, 2010, a decrease of $35,352, or 30%. The decrease in cost of product sales revenue relates to the decrease in product sales since June 30, 2010.

Cost of Maintenance Revenue — Our cost of maintenance revenue was $4,777 for the three months ended June 30, 2011, compared to $7,378 for the three months ended June 30, 2010, representing a decrease of $2,601, or 35.3%. The decrease in our cost of maintenance fee revenue related to the decrease in maintenance fees.

The changes and percent changes with respect to our revenues and our cost of revenue for the three months ended June 30, 2011 and 2010 are summarized as follows:

	For the Three Months
	Ended June 30,
	2011	2010	Change	Percent Change
REVENUE
Product sales	$149,073	$219,106	$(70,033)	-32.0%
Maintenance fees	43,480	49,668	(6,188)	-12.5%
Interest income	28,100	22,638	5,462	24.1%
Loss on other than temporary decline in marketable securities	-	(50,000)	50,000	-100.0%
Total Revenue	220,653	241,412	(20,759)	-8.6%

COST OF REVENUE
Product sales	82,351	117,703	(35,352)	-30.0%
Maintenance	4,777	7,378	(2,601)	-35.3%
Total Cost of Revenue	$87,128	$125,081	$(37,953)	-30.3%

Although the preceding table summarizes the net changes and percent changes with respect to our revenues and our cost of revenue for the three months ended June 30, 2011 and 2010, the trends contained therein are limited and should not be viewed as a definitive indication of our future results.

Operating Expenses

Selling, General and Administrative — Selling, general and administrative expenses, including non-cash compensation expense, were $124,069 for the three months ended June 30, 2011, compared to $117,421 for the three months ended June 30, 2010, representing an increase of $6,648, or 5.7%. The increase in our selling, general and administrative expenses relates to the payout of CardinalPointe Capital in the amount of $20,000.

Research and Development—Research and development expenses were $21,482 for the three months ended June 30, 2011, compared to $31,295 for the three months ended June 30, 2010 representing a decrease of $9,813.

Net Loss Attributable to Common Stockholders

We realized a net loss of $12,026 for the three months ended June 30, 2011, compared to a net loss of $32,385 during the three months ended June 30, 2010. The $20,359 decreased net loss during the three months ended June 30, 2011 was primarily related to the write-off of an investment during the three months ended June 30, 2010.

Comparison of six months ended June 30, 2011 and 2010

Revenues

Product Sales — Revenue from product sales was $295,187 for the six months ended June 30, 2011, compared to $409,986 for the six months ended June 30, 2010, representing a decrease of $114,799, or 28%. The decrease in product sales revenues was primarily due to the loss of one our biggest customers in January, 2011 due to a renovation project they are undergoing.

Maintenance Fee Revenues — Maintenance fee revenues were $87,861 for the six months ended June 30, 2011, compared to $99,552 for the six months ended June 30, 2010, representing a decrease of $11,691, or 11.7%. The decrease in maintenance fee revenue was due to the termination of maintenance services at a hotel.

Interest Income - Our revenue from interest and other income was $55,843 for the six months ended June 30, 2011 as compared to $53,052 for the six months ended June 30, 2010, representing an increase of $2,791, or 5.3%.

Loss on other than temporary decline in marketable securities — The loss represented the write-off in 2010 of an investment made in 2005 in Aprecia, Inc. in the amount of $50,000. Aprecia is no longer an operating company and therefore, a loss was recognized during the six months ended June 30, 2010.

Cost of Revenue

Cost of Product Sales Revenue — Our cost of product sales revenue for the six months ended June 30, 2011 was $163,860, compared to $251,770 for the six months ended June 30, 2010, a decrease of $87,910 or 34.9%. The decrease in cost of product sales revenue relates to the decreased minibar product sold and labor provided in the six months ended June 30, 2011.

Cost of Maintenance Fee Revenue — Our cost of maintenance fee revenue was $7,517 for the six months ended June 30, 2011, compared to $23,135 for the six months ended June 30, 2010, representing a decrease of $15,618, or 67.5%. The decrease in our cost of maintenance fee revenue was due to a decrease in Maintenance Fee Revenue and greater efficiencies put into place.

The changes and percent changes with respect to our revenues and our cost of revenue for the six months ended June 30, 2011 and 2010 are summarized as follows:

	For the Six Months
	Ended June 30,
	2011	2010	Change	Percent Change
REVENUE
Product sales	$295,187	$409,986	$(114,799)	-28.0%
Maintenance fees	87,861	99,552	(11,691)	-11.7%
Interest income	55,843	53,052	2,791	5.3%
Loss on other than temporary decline in marketable securities	-	(50,000)	50,000	-100.0%
Total Revenue	438,891	512,590	(73,699)	-14.4%

COST OF REVENUE
Product sales	163,860	251,770	(87,910)	-34.9%
Maintenance	7,517	23,135	(15,618)	-67.5%
Total Cost of Revenue	$171,377	$274,905	$(103,528)	-37.7%

Although the preceding table summarizes the net changes and percent changes with respect to our revenues and our cost of revenue for the six months ended June 30, 2011 and 2010, the trends contained therein are limited and should not be viewed as a definitive indication of our future results.

Operating Expenses

Selling, General and Administrative — Selling, general and administrative expenses, including non-cash compensation expense, were $221,497 for the six months ended June 30, 2011, compared to $236,367 for the six months ended June 30, 2010, representing a decrease of $14,870, or 6.3%.

Research and Development—Research and development expenses were $47,235, for the six months ended June 30, 2011, compared to $33,023 for the six months ended June 30, 2010 representing an increase of $14,212. The increase in our research and development expenses for the six months ended June 30, 2011 reflects an increase in new product development in 2011.

Net Loss Attributable to Common Stockholders

We realized a net loss of $1,218 for the six months ended June 30, 2011, compared to a net loss of $31,705 during the six months ended June 30, 2010. The $30,487 decreased net loss was primarily related to the write-off of an investment during the six months ended June 30, 2010.

Contractual Cash Obligations and Commercial Commitments

There were no significant contractual cash obligations or commercial commitments either on or off balance sheet as of June 30, 2011.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

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

Changes in Internal Controls over Financial Reporting

There have been no changes  in the  Company’s  internal  control  over  financial reporting that occurred during the Company’s last fiscal quarter that have  materially  affected,  or are reasonable  likely to materially  affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 1A.  Risk Factors

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Removed and Reserved

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit No.	Description
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

eRoomSystem Technologies, Inc.
(Registrant)

Date: August 15, 2011
	By:	/s/ David A. Gestetner
	Name:	David A. Gestetner
	Title:	President, Chief Executive Officer, Secretary,
and Chairman of the Board
(Principal Executive, Financial, and Accounting Officer)