Form 10-Q
period 2011-09-30
EROOMSYSTEM TECHNOLOGIES INC
filed 2011-11-14
CIK 1110361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

The number of shares of the issuer’s common stock issued and outstanding as of November 10, 2011 was 23,982,865 shares.

EROOMSYSTEM TECHNOLOGIES, INC.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
	2011	2010
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,248,259	$2,145,709
Investment in equity securities available for sale	2,833	42,500
Investment in real property tax liens	29,353	60,299
Accounts receivable, net of allowance for doubtful accounts of $8,560 at September 30, 2011 and $18,240 at December 31, 2010	48,508	103,802
Inventory	109,160	147,069
Advance to supplier	-	48,678
Note receivable	-	522,685
Prepaid expenses	17,955	5,043
Total Current Assets	2,456,068	3,075,785
NOTE RECEIVABLE	525,069	-
PROPERTY AND EQUIPMENT
Property and equipment, net of accumulated depreciation of $40,533 at September 30, 2011 and $23,975 at December 31, 2010	128,110	120,707
INTANGIBLE ASSETS, net of accumulated amortization of $5,064 at September 30, 2011 and $3,376 at December 31, 2010	-	1,688
DEPOSITS	2,250	2,250
Total Assets	$3,111,497	$3,200,430

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$21,611	$21,399
Accrued liabilities	45,072	81,009
Customer deposits	2,004	2,004
Total Current Liabilities	68,687	104,412
Total Liabilities	68,687	104,412
STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none outstanding	-	-
Common stock, $0.001 par value; 50,000,000 shares authorized; shares outstanding 23,982,865 at September 30, 2011 and 23,907,865 at December 31, 2010	23,983	23,908
Additional paid-in capital	34,169,735	34,159,310
Accumulated deficit	(31,153,741)	(31,129,700)
Accumulated other comprehensive gain	2,833	42,500
Total Stockholders' Equity	3,042,810	3,096,018

Total Liabilities and Stockholders' Equity	$3,111,497	$3,200,430

See accompanying notes to condensed consolidated financial statements

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME LOSS (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010

REVENUE AND INVESTMENT INCOME
Product sales	$126,807	$213,371	$421,994	$623,357
Maintenance fees	39,820	48,687	127,681	148,239
Interest income	8,515	32,206	64,358	85,258
Loss on other than temporary decline in marketable securities	-	-	-	(50,000)
Total Revenue	175,142	294,264	614,033	806,854
COST OF REVENUE
Product sales	66,260	138,229	230,120	389,999
Maintenance	8,301	4,757	15,818	27,892
Total Cost of Revenue	74,561	142,986	245,938	417,891
GROSS MARGIN	100,581	151,278	368,095	388,963

OPERATING EXPENSES
Selling, general and administrative expense, including non-cash compensation of $0, $0, $10,500 and $12,351, respectively	101,011	84,158	322,508	320,525
Research and development expense	22,393	21,426	69,628	54,449
Net Operating Expenses	123,404	105,584	392,136	374,974
Net Income (Loss)	(22,823)	45,694	(24,041)	13,989
Unrealized gain (loss) on investment in equity securities available for sale	(11,334)	(51,000)	(39,667)	34,000
Reclassification adjustment for losses included in operations	-	-	-	50,000
Comprehensive Income (Loss)	$(34,157)	$(5,306)	$(63,708)	$97,989
Basic Loss Per Common Share	$-	$-	$-	$-
Diluted Loss Per Common Share	$-	$-	$-	$-

See accompanying notes to condensed consolidated financial statements

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Nine Months Ended September 30,	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(24,041)	$13,989
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	17,070	15,315
Loss for other than temporary decline in marketable securities	-	50,000
Non-cash compensation expense	10,500	12,351
Changes in operating assets and liabilities:
Accounts receivable	55,294	10,105
Accrued interest receivable	(2,384)	-
Inventory	16,436	880
Advance to supplier	48,678	3,733
Prepaid expenses	(12,912)	(43,520)
Accounts payable	212	(4,485)
Accrued liabilities	(35,937)	(43,558)
Net Cash Provided By Operating Activities	72,916	14,810

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(1,312)	(87,869)
Purchase of investments in real property tax liens	(3,001)	(115,736)
Proceeds from collections of real property tax liens	33,947	40,288
Purchase of short-term investment	-	(104,593)
Change in long-term deposits and restricted funds	-	2,700
Net Cash Provided by (Used In) Investing Activities	29,634	(265,210)

CASH FLOWS FROM FINANCING ACTIVITIES	-	-

Net Increase (Decrease) in Cash	102,550	(250,400)

Cash and cash equivalents at Beginning of Period	2,145,709	2,302,620

Cash and cash equivalents at End of Period	$2,248,259	$2,052,220

See accompanying notes to condensed consolidated financial statements

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Condensed Financial Statements - The accompanying unaudited condensed consolidated financial statements include the accounts of eRoomSystem Technologies, Inc. and its wholly-owned subsidiaries (the "Company"). Intercompany accounts and transactions have been eliminated in consolidation. These financial statements are condensed and, therefore, do not include all disclosures normally required by generally accepted accounting principles. These statements should be read in conjunction with the Company's annual financial statements for the fiscal year ended December 31, 2010 included in the Company's Annual Report on Form 10-K. In particular, the Company's organization, nature of operations and significant accounting principles were presented in Note 1 to the consolidated financial statements in that annual report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying unaudited condensed consolidated financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2011.

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

The following table is a reconciliation of the numerators and denominators used in the calculation of basic and diluted weighted-average common shares outstanding for the three and nine months ended September 30, 2011 and 2010:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2011	2010	2011	2010
Net loss	$(22,823)	$45,694	$(24,041)	$13,989
Basic weighted-average common shares outstanding	23,982,865	23,907,865	23,947,151	23,865,283
Effect of dilutive securities
Stock options and warrants	-	44,056	-	35,294
Diluted weighted-average common shares outstanding	23,982,865	23,951,921	23,947,151	23,900,577
Basic loss per share	$-	$-	$-	$-
Diluted loss per share	$-	$-	$-	$-

During the three and nine months ended September 30, 2011 and 2010, there were 2,175,344 and 2,037,844 respectively of potential common stock equivalents from options and warrants that were not included in the computation of diluted loss per share because their effect would have been anti-dilutive.

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

NOTE 2 – INVESTMENTS

Investment in Equity Securities Available for Sale – As discussed further in Note 4, the Company was issued 50,000 shares of stock in Blackbird Corporation in July 2008. On June 7, 2010, Blackbird entered into a share exchange with RPID later renamed Spot Mobile International Ltd (“Spot Mobile”). The 50,000 shares of common stock of Blackbird were exchanged for 1,700,000 restricted shares of common stock of Spot Mobile. The Spot Mobile shares were reverse split in October 2010 to 56,667 shares. Spot Mobile’s common stock is publicly traded and had a post-split market value of $0.05 per share on June 30, 2011. The Company recorded an $42,500 unrealized gain on the investment in Spot Mobile at December 31, 2010. The Company recorded a $39,667 unrealized loss on the investment in Spot Mobile during the nine months ended September 30, 2011, which is included in other comprehensive loss.

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

Investments in equity securities as of September 30, 2011 are summarized below:

Equity Securities	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Spot Mobile	$-	$2,833	$-	$2,833

At September 30, 2011, accumulated other comprehensive loss consisted solely of the unrealized holding loss from the investment in Spot Mobile.

Investment in Real Property Tax Liens – During the nine months ended September 30, 2011, the Company purchased an additional $3,001 in real property tax liens from a municipality in New Jersey for total purchases of $126,654. Through September 30, 2011, the Company collected $97,051 in tax lien settlements. The New Jersey municipal tax liens are receivable from the real property owners and are secured by a first priority lien on the related real property. Upon foreclosure, the Company would obtain ownership of the real property. The tax lien receivables accrue interest up to 18% per annum, accrue penalties at 2% to 6% per annum and are also increased by the amount of any collection expenses incurred. The investment in the real property tax liens are accounted for as an investment in troubled debts and are carried at cost. Collection of interest, penalties and expense reimbursements is not certain and is recognized upon being realized.

NOTE 3 - INVENTORY

The Company maintains an inventory of product that is sold in the refreshment centers in a number of hotels. The inventory is purchased as finished goods. In addition, the Company maintains an inventory of minibars which are purchased as finished goods and held in a warehouse until deployment in a hotel.

NOTE 4 - NOTE RECEIVABLE

On July 24, 2008, the Company extended a loan in the amount $500,000 to BlackBird Corporation (“BlackBird”). The loan is evidenced by a 10% senior secured convertible promissory note made by BlackBird in favor of the Company (the “Secured Note”). In addition, BlackBird issued 50,000 shares of its common stock to the Company. On the date of issuance, the fair value of BlackBird’s common stock was not determinable and the shares were valued at zero. As further described in Note 2, the BlackBird common shares were exchanged for Spot Mobile common shares. The Secured Note was extended to June 30, 2011 and the interest rate increased to 18% after December 31, 2008, with interest payable quarterly on the last business day of each quarter. BlackBird did not pay its interest payments for the second quarter of 2011 in a timely fashion. In an agreement on November 3, 2011, the Company agreed to reduce the interest rate on the note to 10% retroactive to April 1, 2011 and to not foreclose on BlackBird’s assets if BlackBird remains in compliance with the terms of the agreement. As part of this agreement, BlackBird agreed to pay all outstanding interest due on the loan by November 11, 2011. BlackBird also agreed to make monthly interest payments within 10 days after the end of each month. The outstanding accrued interest of $25,069 as of September 30, 2011, was paid in full by Blackbird on November 10, 2011, in accordance with this agreement.

The note receivable is evaluated for impairment on a quarterly basis. If projections were to indicate that the carrying value of the promissory note was not recoverable, the carrying value would be reduced by the estimated excess of the carrying value over the projected discounted cash flows. The BlackBird promissory note was evaluated for impairment as of September 30, 2011 and although Blackbird did not meet its obligation to make payment on the note and therefore is in default of its obligations under the note, no impairment was deemed necessary. The evaluation was based on the projected discounted cash flows of Blackbird, determined by the liquidation value of the underlying collateral. The Company has determined that the value of the underlying collateral is sufficient that upon foreclosure the Company would be able to realize the carrying value of the note. If BlackBird fails to comply with the terms of the agreement dated November 3, 2011, the Company plans on foreclosing on the underlying collateral to collect on the note. The net carrying value of the note has been reclassified to non-current assets.

NOTE 5 - PURCHASE OF ASSETS

On June 17, 2009, the Company purchased the assets of Kooltech SPE from Cardinal Pointe Capital (“CPC”), which assets consisted of automated minibars installed in six hotels, automated baskets and product inventory. The Company formed a subsidiary, eFridge, LLC (“eFridge”) for the purpose of this purchase. The purchase price was an amount equal to 30% of eFridge’s earnings before interest, taxes, depreciation and amortization (“EBITDA”) and 30% of eFridge’s cash flow related to any related new equipment purchased.  Payment of the purchase price was payable by eFridge to CPC on a monthly basis within twenty days after the end of each month. In addition, the Company agreed that in the event eFridge or any other subsidiary of the Company purchases any new Kooltech equipment from the manufacturers thereof or brokers the sale of new Kooltech equipment or equipment materially similar to Kooltech’s to third parties, the Company would pay to CPC an amount equal to $30 per mini-bar and $15 per automated basket so purchased or brokered. The Company paid CPC, under the agreement, $5,613 for any liability incurred through March 31, 2011.

On June 29, 2011, the Company reached a final settlement of any and all obligations under the original agreement with payment of $20,000 to CPC. Payment of which was accounted for as an expense in June, 2011.

NOTE 6 - FAIR VALUE MEASUREMENTS

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

Following is a description of the valuation methodologies used for assets measured at fair value.  There have been no changes in the methodologies used at September 30, 2011.

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

The following tables set forth by level, within the fair value hierarchy, the estimated fair values of the Company’s financial assets measured on a recurring basis as of September 30, 2011:

	Level 1	Level 2	Level 3	Total
Investment in Equity Securities
Available for Sale	$2,833	$-	$-	$2,833

Total Assets Measured at Fair Value	$2,833	$-	$-	$2,833

NOTE 7 - STOCKHOLDERS’ EQUITY

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

Compensation expense relating to stock options of $1,101 was recognized during the nine months ended September 30, 2010.

There was no unrecognized compensation related to stock options at September 30, 2011.

A summary of stock option and warrant activity for the nine months ended September 30, 2011 is as follows:

	Options and Warrants	Exercise Price Range			Weighted - Average Exercise Price
Balance, December 31, 2010	2,248,344	$0.10	-	1.55	$0.31
Expired	(73,000)	0.17	-	0.24	0.17
Balance, September 30, 2011	2,175,344	0.10	-	1.55	0.32

Weighted-average fair value of options granted during the nine months ended September 30, 2011					$-

A summary of options and warrants outstanding and exercisable at September 30, 2011 is as follows:

	Outstanding				Exercisable
Range of Exercise Prices	Number Outstanding	Weighted - Average Remaining Contractual Life	Weighted - Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted - Average Exercise Price	Aggregate Intrinsic Value
$0.10 - 0.37	2,161,701	1.09 years	$0.32	$3,150	2,161,701	$0.32	$3,150
0.90 - 1.55	13,643	0.72 years	0.94	-	13,643	0.94	-
$0.10 - 1.55	2,175,344	1.09 years	$0.32	$3,150	2,175,344	$0.32	$3,150

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

On July 24, 2008, we provided a secured loan to BlackBird Corporation, a Florida corporation (“BlackBird”), an unrelated entity. The funding of the loan took place on completion of a transaction by BlackBird to acquire an unrelated company, USA Datanet Corporation. The acquisition took place on July 24, 2008. The loan is evidenced by a 10% senior secured convertible promissory note, made by BlackBird (the “Secured Note”). The Secured Note matured on June 30, 2009 and the interest rate increased to 18% annually as of January 1, 2009, with interest payable quarterly on the last business day of each quarter. An extension to the note was provided through June 30, 2011 at an interest rate of 18%. Blackbird is presently in default of its obligations under the note due to non-payment. In light of BlackBird’s inability to make payments as due, the Company agreed to lower the interest rate on the Secured Note to 10%.

On June 17, 2009, the Company purchased the assets of Kooltech SPE which had been acquired by Cardinal Pointe Capital (“CPC”). CPC sold the minibars, baskets and stock owned by Kooltech SPE to the Company. The Company formed a subsidiary, eFridge, LLC (“eFridge”) for the purposes of this purchase. The purchase price was an amount equal to thirty percent (30%) of eFridge’s EBITDA and an amount equal to thirty percent (30%) of New Equipment Cash Flow.  Payment of the Purchase Price was to be made by eFridge to CPC on a monthly basis within twenty days after the end of each month, based on the eFridge’s EBITDA for the month then ended. On June 29, 2011, the Company reached a final settlement of any and all obligations under the agreement.

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

Liquidity and Capital Resources

At September 30, 2011, our principal sources of liquidity consisted of $2,248,259 of cash and working capital of $2,387,381, as compared to $2,145,709 of cash and working capital of $2,971,373 at December 31, 2010. In addition, our stockholders' equity was $3,042,810 at September 30, 2011, compared to stockholders' equity of $3,096,018 at December 31, 2010, a decrease of $53,208. The increase in cash primarily reflects the decrease of accounts receivable and payment on some tax liens.

Our accumulated deficit increased from $31,129,700 at December 31, 2010 to $31,153,741 at September 30, 2011. The $24,041 increase in accumulated deficit resulted directly from the net loss realized for the nine months ended September 30, 2011.

Cash flow provided in operations for the nine months ended September 30, 2011 was $72,916 as compared to $14,810 provided in the same period ended September 30, 2010.

Investing activities for the nine months ended September 30, 2011 provided net cash of $29,634, compared to $265,210 of net cash used during the nine months ended September 30, 2010.

There were no financing activities in the nine months ended September 30, 2011 and 2010.

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

Our revenues for the nine months ended September 30, 2011 have decreased as our largest hotel customer is undergoing renovations and is no longer using our minibars or services.

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

Our installation, maintenance and license agreements stipulate that we collect a maintenance fee per eRoomServ refreshment center per day, payable on a monthly basis. Our objective is to generate gross profit margins of approximately 50% from our maintenance-related revenues. We base this objective on our historical cost of maintenance of approximately $0.04 per unit per day and, pursuant to our maintenance agreements, our projected receipt of generally not less than $0.08 per unit per day. There can be no assurance that such costs will not increase and that our objective will be met.

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

Selling, general and administrative expenses primarily consist of general and administrative expenses including professional fees, salaries and related costs for accounting, administration, finance, human resources, information systems and legal personnel

Research and development expenses consist of payroll and related costs for hardware and software engineers, quality assurance specialists, management personnel, and the costs of materials used by our consultants in the maintenance of our existing installed products as well as research and development for new products. Research and development expenses in the nine months ended September 30, 2011 and 2010 were $69,628 and $54,449, respectively.

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

Comparison of Three Months Ended September 30, 2011 and 2010

Revenues

Product Sales — Revenue from product sales was $126,807 for the three months ended September 30, 2011, compared to $213,371 for the three months ended September 30, 2010, representing a decrease of $86,564, or 40.6%. The decrease in product sales revenues was primarily due to the loss of one our biggest customers in the January, 2011 due to a renovation project they are undergoing.

Maintenance Fees— Maintenance fees were $39,820 for the three months ended September 30, 2011, compared to $48,687 for the three months ended September 30, 2010, representing a decrease of $8,867, or 18.2%. The decrease in maintenance fee revenue related to the termination of a hotel’s maintenance services.

Interest — Our income from interest was $8,515 for the three months ended September 30, 2011, compared to $32,206 for the three months ended September 30, 2010, representing a decrease of $23,691, or 73.6%. The decrease in interest income related to a decrease in interest earned the Secured Note  from from BlackBird Corporation.

Cost of Revenue

Cost of Product Sales Revenue — Our cost of product sales revenue for the three months ended September 30, 2011 was $66,260, compared to $138,229 for the three months ended September 30, 2010, a decrease of $71,969, or 52.1%. The decrease in cost of product sales revenue relates to the decrease in product sales since September 30, 2010.

Cost of Maintenance Revenue — Our cost of maintenance revenue was $8,301 for the three months ended September 30, 2011, compared to $4,757 for the three months ended September 30, 2010, representing an increase of $3,544, or 74.5%. The increase in our cost of maintenance fee revenue related to replacement of some aging equipment.

The changes and percent changes with respect to our revenues and our cost of revenue for the three months ended September 30, 2011 and 2010 are summarized as follows:

	For the Three Months Ended September 30,
	2011	2010	Change	Percent Change
REVENUE
Product sales	$126,807	$213,371	$(86,564)	-40.6%
Maintenance fees	39,820	48,687	(8,867)	-18.2%
Interest income	8,515	32,206	(23,691)	-73.6%
Total Revenue	175,142	294,264	(119,122)	-40.5%

COST OF REVENUE
Product sales	66,260	138,229	(71,969)	-52.1%
Maintenance	8,301	4,757	3,544	74.5%
Total Cost of Revenue	$74,561	$142,986	$(68,425)	-47.9%

Although the preceding table summarizes the net changes and percent changes with respect to our revenues and our cost of revenue for the three months ended September 30, 2011 and 2010, the trends contained therein are limited and should not be viewed as a definitive indication of our future results.

Operating Expenses

Selling, General and Administrative — Selling, general and administrative expenses, including non-cash compensation expense, were $101,011 for the three months ended September 30, 2011, compared to $84,158 for the three months ended September 30, 2010, representing an increase of $16,853, or 20%. The increase in our selling, general and administrative expenses related in part to an insurance refund that decreased expenses during the three months ended September 30, 2010.

Research and Development—Research and development expenses were $22,393 for the three months ended September 30, 2011, compared to $21,426 for the three months ended September 30, 2010 representing an increase of $967.

Net Income (Loss) Attributable to Common Stockholders

We realized a net loss of $22,823 for the three months ended September 30, 2011, compared to a net income of $45,694 during the three months ended September 30, 2010. The $68,517 decrease in net income during the three months ended September 30, 2011 was primarily related to the decrease in revenue during the three months ended September 30, 2011.

Comparison of nine months ended September 30, 2011 and 2010

Revenues

Product Sales — Revenue from product sales was $421,994 for the nine months ended September 30, 2011, compared to $623,357 for the nine months ended September 30, 2010, representing a decrease of $201,363, or 32.3%. The decrease in product sales revenues was primarily due to the loss of one our biggest customers in January, 2011 due to a renovation project they are undergoing.

Maintenance Fee Revenues — Maintenance fee revenues were $127,681 for the nine months ended September 30, 2011, compared to $148,239 for the nine months ended September 30, 2010, representing a decrease of $20,558, or 13.9%. The decrease in maintenance fee revenue was due to the termination of maintenance services at a hotel.

Interest Income — Our revenue from interest and other income was $64,358 for the nine months ended September 30, 2011 as compared to $85,258 for the nine months ended September 30, 2010, representing a decrease of $20,900, or 24.5%. The decrease relates to a decrease in the interest rate of the Secured Note from BlackBird Corporation.

Loss on other than temporary decline in marketable securities — The loss represented the write-off in 2010 of an investment made in 2005 in Aprecia, Inc. in the amount of $50,000. Aprecia is no longer an operating company and therefore, a loss was recognized during the nine months ended September 30, 2010.

Cost of Revenue

Cost of Product Sales Revenue — Our cost of product sales revenue for the nine months ended September 30, 2011 was $230,120, compared to $389,999 for the nine months ended September 30, 2010, a decrease of $159,879 or 41%. The decrease in cost of product sales revenue relates to the decreased minibar product sold and labor provided in the nine months ended September 30, 2011.

Cost of Maintenance Fee Revenue — Our cost of maintenance fee revenue was $15,818 for the nine months ended September 30, 2011, compared to $27,892 for the nine months ended September 30, 2010, representing a decrease of $12,074, or 43.3%. The decrease in our cost of maintenance fee revenue was due to a decrease in Maintenance Fee Revenue and greater efficiencies put into place.

The changes and percent changes with respect to our revenues and our cost of revenue for the nine months ended September 30, 2011 and 2010 are summarized as follows:

	For the Nine Months Ended September 30,
	2011	2010	Change	Percent Change
REVENUE
Product sales	$421,994	$623,357	$(201,363)	-32.3%
Maintenance fees	127,681	148,239	(20,558)	-13.9%
Interest income	64,358	85,258	(20,900)	-24.5%
Loss on other than temporary decline in marketable securities	-	(50,000)	50,000	-100.0%
Total Revenue	614,033	806,854	(192,821)	-23.9%

COST OF REVENUE
Product sales	230,120	389,999	(159,879)	-41.0%
Maintenance	15,818	27,892	(12,074)	-43.3%
Total Cost of Revenue	$245,938	$417,891	$(171,953)	-41.1%

Although the preceding table summarizes the net changes and percent changes with respect to our revenues and our cost of revenue for the nine months ended September 30, 2011 and 2010, the trends contained therein are limited and should not be viewed as a definitive indication of our future results.

Operating Expenses

Selling, General and Administrative — Selling, general and administrative expenses, including non-cash compensation expense, were $322,508 for the nine months ended September 30, 2011, compared to $320,525 for the nine months ended September 30, 2010, representing a decrease of $1,983, or 0.6%.

Research and Development—Research and development expenses were $69,628, for the nine months ended September 30, 2011, compared to $54,449 for the nine months ended September 30, 2010 representing an increase of $15,179. The increase in our research and development expenses for the nine months ended September 30, 2011 reflects an increase in new product development in 2011.

Net Loss Attributable to Common Stockholders

We realized a net loss of $24,041 for the nine months ended September 30, 2011, compared to a net income of $13,989 during the nine months ended September 30, 2010. The $38,030 change was primarily related to the decrease in product sales revenue during the nine months ended September 30, 2010.

Contractual Cash Obligations and Commercial Commitments

There were no significant contractual cash obligations or commercial commitments either on or off balance sheet as of September 30, 2011.

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

Date: November 14, 2011
	By:	/s/ David A. Gestetner
	Name:	David A. Gestetner
	Title:	President, Chief Executive Officer, Secretary,
and Chairman of the Board
(Principal Executive, Financial, and Accounting Officer)