Form 10-K
period 2011-12-31
EROOMSYSTEM TECHNOLOGIES INC
filed 2012-03-26
CIK 1110361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
OR
☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 000-31037

eRoomSystem Technologies, Inc.
(Exact name of   registrant as specified in its charter)

Nevada	87-0540713
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

150 Airport Road, Suite 1200, Lakewood, NJ	08701
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (732) 730-0116

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.0001 per share
(Title of each Class)

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

$4,796,573 based upon $0.20 per share which was the last price at which the common equity purchased by non-affiliates was last sold, since there is no public bid or ask price. There was a public bid and ask price of $0.20 and $0.20, respectively, for an average price of $0.20 on June 30, 2011.

The number of shares of the issuer’s common stock issued and outstanding as of March 21, 2012 was 23,982,865 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

ITEM 1.      BUSINESS

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

These forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions that we cannot predict. In evaluating these forward-looking statements, you should consider various factors, including the following: (a) those risks and uncertainties related to general economic conditions, (b) whether we are able to manage our planned growth efficiently and operate profitable operations, (c) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations, (d) whether we are able to successfully fulfill our primary requirements for cash, which are explained below under “Liquidity and Capital Resources”. We assume no obligation to update forward-looking statements, except as otherwise required under the applicable laws.

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

We have four wholly owned subsidiaries, eRoomSystem Services, Inc. (formerly RoomSystems), eFridge, LLC, eOneCapital, Inc. and eLiftLLC, LLC.

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

eOneCapital, Inc. was formed as a new subsidiary in 2010. eOneCapital invests in tax liens from municipalities in New Jersey.

eLiftLLC was formed as a new subsidiary in November 2008. eLift provided online parts procurement  for the material handling industry. eLift is no longer doing business and is presently in the process of being liquidated.

Overview

eRoomSystem Technologies has developed and introduced to the lodging industry an intelligent, in-room computerized platform and communications network, or the eRoomSystem. The eRoomSystem is a computerized platform and processor-based system that is installed within our eRoomServ refreshment centers and is designed to collect and control data. The eRoomSystem also supports our: (i) eRoomSafe, an electronic in-room safe, (ii) eRoomTray, an in-room ambient tray that can sell a wide variety of products at room temperature, and, (iii) eRoomEnergy, an in-room digital thermostat that is designed to control virtually any fan coil unit or packaged-terminal air conditioner found in hotel rooms. In addition to the eRoomSystem, in the fiscal year 2009, we purchased Kooltech refreshment centers that were installed in various hotels.

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

On July 24, 2008, we provided a secured loan of $500,000 to BlackBird Corporation, a Florida corporation (“BlackBird”), an unrelated entity. The funding of the loan took place on completion of a transaction by BlackBird to acquire an unrelated company, USA Datanet Corporation. The acquisition took place on July 24, 2008. The loan is evidenced by a 10% senior secured convertible promissory note, made by BlackBird (the “Secured Note”). The Secured Note matured on June 30, 2009 and the interest rate increased to 18% annually as of January 1, 2009, with interest payable quarterly on the last business day of each quarter. An extension to the note was provided through June 30, 2011 at an interest rate of 18%. Blackbird is presently in default of its obligations under the note due to non-payment. In light of BlackBird’s inability to make payments as due, the Company agreed to lower the interest rate on the Secured Note to 10%. BlackBird is current with their interest payments as of March 21, 2012.

On June 17, 2009, the Company purchased the assets of Kooltech SPE, LLC, which included minibars, baskets and stock from Cardinal Pointe Capital, LLC (“CPC”) through its newly formed, wholly owned, subsidiary, eFridge, LLC (“eFridge”). The purchase price was an amount equal to 30% of eFridge’s earnings before interest, taxes, depreciation and amortization (“EBITDA”) and an amount equal to 30% of cash flow generated from the sale of new equipment.  Payment of the purchase price was to be made by eFridge to CPC on a monthly basis within twenty days after the end of each month, based on the eFridge’s EBITDA for the month then ended. On June 29, 2011, the Company reached a final settlement of any and all obligations under the agreement and terminated the agreement.

We have deployed over 10,000 eRoomServ refreshment centers, and over 6,000 eRoomSafes at many hotel properties. In addition we operate KoolTech refreshment centers purchased from CPC.

During the year ended December 31, 2010, the Company’s revenue shifted from being primarily revenue sharing arrangements to products sales. The Company added customers through the purchase of KoolTech’s refreshment centers through which the Company provides a turnkey solution to hotels. The Company sells refreshments in the refreshment centers to hotel guests pursuant to a number of one year contracts with the hotels, all of which have expired or will expire in the next few months.

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

Installed as part of our eRoomServ refreshment center, the eRoomSystem provides the communication link between the hotel guest, our products, our file server located at the hotel (the eRoomSystem file server), the hotel's property management system, and the file server located at our headquarters (the eRoomSystem master file server). Our software is remotely upgradeable from our facilities, which reduces the need for costly on-site visits. We can also remotely adjust pricing, change messages on the liquid crystal display, lock and unlock our units and change the input touchpad layout. From our facility, we can also determine whether our products are active and working properly and, in the event a participating hotel fails to pay outstanding invoices or otherwise violates the terms of its agreement with us, control the use of our products by remotely locking the units.

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

eRoomEnergy Management

We have an agreement with INNCOM International, Inc., a leader in hotel guest-room control systems, through which INNCOM private-labels its e4 Smart Digital Thermostat for us as eRoomEnergy and provides assistance in the installation and maintenance of the units. The e4 Smart Digital Thermostat is designed to control virtually any fan coil unit or packaged terminal air conditioner found in hotel rooms and comes standard with an illuminated digital display, a Fahrenheit/Celsius button, one-touch temperature selection, an off/auto button, fan and display buttons. In addition to these user-friendly features, the e4 Smart Digital Thermostat includes five relays, an optional on-board infrared transceiver, a passive infrared occupancy sensor, and is expandable to include functions such as humidity control, outside temperature display, refreshment center access reporting, occupancy reporting to housekeeping and automatic lighting control.

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

            Research and Development

At the core of our products and services is our proprietary software and hardware that make up our eRoomSystem. In 2011, we have stepped up our research and development projects for the purpose of creating new products. Our new products incorporate cutting edge wireless technology utilizing micro-controllers that can detect information about products placed on our proprietary sensors. A cloud based system allows interaction with the data collected by the micro-controllers and sensors from any web enabled browser. There is no assurance that the products we are working on will be successfully completed or deployed.

Sales and Marketing

We have deployed more than 10,000 refreshment centers, and over 6,000 eRoomSafes at many hotel properties located in the Unites States as well as other countries. We have renewed our sales and marketing efforts with respect to new product placements for the refreshment centers. There is no assurance that we will be successful in selling or placing additional units.

Manufacturing

We do not currently manufacture our products and do not anticipate doing so in the future. We may utilize outside manufacturing companies as necessary.

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

Customers

During the year ended December 31, 2011, revenues from two customers accounted for 60% of our total revenues. Our revenues for the year ended December 31, 2011 have decreased as our largest hotel customer is undergoing renovations and is no longer using our minibars or services. During the year ended December 31, 2010, revenues from 3 customers accounted for 65% of our total revenues.

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

We have registered US Patent No. 6,456,067 for Inductive Product Sensor for a Refreshment Center which is current until June 5, 2020.

Our proprietary software consists of three modules and provides the operating system for our eRoomSystem. The first module is an operating system that permits messages to be scrolled on the flat panel display of our eRoomSystem and allows hotel guests to interface with our products. The second module is a Windows(R) based program that provides a communication link between our eRoomSystem, our products, our eRoomSystem hotel file server and the hotel's property management system. The third module is a Windows(R) based program that collects data from our eRoomSystem hotel file server and produces a wide-variety of management and operational reports. Our existing hotel clients utilize our version 4.1 software that provides users with a friendly, easy-to-learn graphical environment which generally expands the report generating capabilities of the property.

We do not know if future patent applications, if any, will be issued with the full scope of claims we seek, if at all, or whether any patents we receive will be challenged or invalidated. Our means of protecting our proprietary rights in the United States, and abroad, may not be adequate and competitors may independently develop similar technology. We cannot be certain that our services do not infringe on patents or other intellectual property rights that may relate to our services. Like other technology-based businesses, we face the risk that we will be unable to protect our intellectual property and other proprietary rights, and the risk that we will be found to have infringed on the proprietary rights of others.

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

Employees

We currently employ three full-time employees and eight part-time employees in addition to four consultants. None of our employees are subject to a collective bargaining agreement.

ITEM 2.      PROPERTIES.

We lease our headquarters and principal executive offices, comprising approximately 1,600 square feet, located at 150 Airport Road, Suite 1200., Lakewood, NJ 08701 for $1,466 per month under a sixteen month lease (with an option to renew for one additional year).

            In addition, we currently lease storage space on a month-to-month basis in Salt Lake City, Utah, as well as Lakewood, Howell, and Jackson townships in NJ. We maintain inventory and replacement parts at these facilities.

ITEM 3.      LEGAL PROCEEDINGS.

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

ITEM 4.      MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5.        MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Prior to August 3, 2000, there was no public market for our common stock. In conjunction with our initial public offering, in August of 2000, our common stock was accepted for listing on the NASDAQ SmallCap Market under the trading symbol "ERMS". In April 2003, our common stock was delisted from the NASDAQ SmallCap market. Our common stock is currently quoted on the Over-The-Counter Bulletin Board under the same symbol. As of March 21, 2012, there were 23,907,865 shares of common stock outstanding and no shares of any class of preferred stock outstanding.

High And Low Sale Prices Of Our Common Stock

The following table sets forth the high and low bid information of our common stock, as quoted on the Over The Counter Bulletin Board (which quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions) for each quarter during the period January 1, 2010 through December 31, 2011:

Calendar Quarter Ended	Low	High
March 31, 2010	$0.17	$0.23
June 30, 2010	$0.11	$0.20
September 30, 2010	$0.14	$0.22
December 31, 2010	$0.11	$0.22
March 31, 2011	$0.10	$0.17
June 30, 2011	$0.13	$0.20
September 30, 2011	$0.13	$0.22
December 31, 2011	$0.12	$0.18

The last reported price of our common stock on the Over-The-Counter Bulletin Board on March 21, 2012 was $0.14 per share.

Holders

As of March 21, 2012, there were approximately 360 stockholders of record of our common stock.

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

Recent Sales of Unregistered Securities; Use of Proceeds

On May 10, 2011, the Company issued 25,000 shares of common stock valued to each of Lawrence Wein and James Savas, directors of our company, and Herbert Hardt a consultant, for services rendered to us. The shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

On June 4, 2010, the Company issued 25,000 shares of common stock valued to each of Lawrence Wein, James Savas, and Herbert Hardt, then directors of our company, for services rendered to us. The shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

There were no other sales of unregistered equity securities that were not previously reported.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

None

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information about the common stock available for issuance under compensatory plans and arrangements as of December 31, 2011.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities Under Equity Compensation Plans available for future issuance remaining
	(a)	(b)	(c)

Equity compensation plan approved by security holders	1,844,446	$0.33	1,155,554

Equity compensation plans not approved by security holders	-	$-	-

Equity Compensation Plans Approved by Security Holders

The 2000 Stock Option and Incentive Plan, or the 2000 Plan, was adopted by our board on February 3, 2000 and approved by our stockholders on March 29, 2000. The 2000 Plan was amended by our stockholders on each of May 7, 2001, July 29, 2002 and November 15, 2004 to increase the number of shares of common stock reserved for issuance under the 2000 Plan from 2,000,000 shares to 2,360,000 shares, from 2,360,000 to 2,700,000, and from 2,700,000 to 3,000,000 shares, respectively. The 2000 Plan provides us with the vehicle to grant to employees, officers, directors and consultants stock options and bonuses in the form of stock and options including "incentive stock options" within the meaning of Section 422 of the United States Internal Revenue Code of 1986 and non-qualified stock options. As of March 21, 2012, we had options to purchase 1,869,446 shares of our common stock outstanding under the 2000 Plan. The compensation committee has authority to determine the persons to whom awards will be granted, the nature of the awards, the number of shares to be covered by each grant, the terms of the grant and with respect to options, whether the options granted are intended to be incentive stock options, the duration and rate of exercise of each option, the option price per share, the manner of exercise and the time, manner and form of payment upon exercise of an option.

Equity Compensation Plans Not Approved by Security Holders

All outstanding options and warrants under equity compensation plans not approved by security holders have expired.

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

Some of our existing products interface with the hotel's property management system through our eRoomSystem communications network. The hotel's property management system posts usage of our products directly to the hotel guest's room account. The solutions offered by our eRoomSystem and related products have allowed us to install our products and services in several premier hotel chains, including Marriott International, Hilton Hotels, Helmsley and Carlson Hospitality Worldwide, in the United States and internationally.

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

Our revenues for the year ended December 31, 2011 have decreased as our largest hotel customer is undergoing renovations and is no longer using our minibars or services.

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

No new products were installed during the years ended December 31, 2011 and 2010. However, we have replaced a large number of the KoolTech minibars with a newer model.

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

Our installation, maintenance and license agreements stipulate that we collect a maintenance fee per eRoomServ refreshment center per day, payable on a monthly basis. Our objective is to generate gross profit margins of approximately 50% from our maintenance-related revenues. We base this expectation on our historical cost of maintenance of approximately $0.04 per unit per day and, pursuant to our maintenance agreements, our projected receipt of generally not less than $0.08 per unit per day. However, there can be no assurances that we will meet this objective.

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

Research and development expenses consist of payroll and related costs for hardware and software engineers, quality assurance specialists, management personnel, and the costs of materials used by our consultants in the maintenance of our existing installed products. As we have initiated development of new product lines there were some research and development expenses in the fiscal years 2011 and 2010.

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

Comparison of Years Ended December 31, 2011 and 2010

Revenues

Product Sales — Our revenue from product sales was $569,166 in 2011, as compared to $873,606 in 2010, representing a decrease of $304,440, or 34.8%. The decrease in revenue from product sales in 2011 was due to our largest hotel customer undergoing renovations in 2011 and is therefore no longer using our minibars or services.

Maintenance Fee Revenue — Our maintenance fee revenue was $163,701 in 2011 and $195,346 for 2010, representing a decrease of $31,645, or 16.2%. The decrease in maintenance fee revenue was due to hotels’ whose maintenance agreements ended.

During the year ended December 31, 2011, revenues from two customers accounted for 60% of our total revenues.

Interest — Our income from interest was $68,550 in 2011, compared to $116,767 in 2010, representing a decrease of $48,217, or 41.3%. The decrease related to the restructuring of the Blackbird Note.

Cost of Revenue

Cost of Product Sales Revenue — Our cost of product sales revenue was $287,924 for 2011 as compared to $513,345 for 2010, representing a decrease of $225,421, or 43.9%. The decrease was primarily due to the decreased product sales revenue from the turnkey solution that we provided to hotels in 2011. The gross margin percentage on revenue from product sales revenue was 49.4% in 2011 as compared to 41.2% in 2010.

Cost of Maintenance Revenue — Our cost of maintenance revenue was $19,236 for 2011 as compared to $31,889 for 2010, representing a decrease of $12,653, or 39.7%. The decrease in the cost of maintenance revenue was due to decreased maintenance revenue. The gross margin percentage on maintenance revenues was 88.2% in 2011 as compared to 83.7% in 2010.

The changes and percent changes with respect to our revenues and our cost of revenue for the years ended December 31, 2011 and 2010 are as follows:

	For the Years Ended
	December 31,			Percent
	2011	2010	Change	Change
REVENUE
Product sales	$569,166	$873,606	$(304,440)	-34.8%
Maintenance fees	163,701	195,346	(31,645)	-16.2%
Interest income	68,550	116,767	(48,217)	-41.3%
Loss on other than temporary decline in marketable securities	-	(50,000)	50,000	100.0%
Total Revenue	801,417	1,135,719	(334,302)	-29.4%

COST OF REVENUE
Product sales	287,924	513,345	(225,421)	-43.9%
Maintenance fees	19,236	31,889	(12,653)	-39.7%
Total Cost of Revenue	$307,160	$545,234	$(238,074)	-43.7%

Although the preceding table summarizes the net changes and percent changes with respect to our revenues and our cost of revenue for the years ended December 31, 2011 and 2010, the trends contained therein are limited to a two-year comparison and should not be viewed as a definitive indication of our future results.

Operating Expenses

Selling, General and Administrative — Selling, general and administrative expenses were $486,557 for 2011 and $494,374 for 2010, representing a decrease of $7,817, or 1.6%. Selling, general and administrative expenses represented 59.8% of our total revenues in 2011 and 43.5% of our total revenues in 2010. The decrease in our selling, general and administrative expenses was immaterial.

Research and Development Expenses — Research and development expenses were $96,740 for 2011 and $77,766 for 2010, representing an increase of $18,974, or 24.4%. The increase in research and development expenses was due to increased development on the new product lines initiated in 2010. Research and development expenses represented 11.9% of our total revenue in 2011 and 6.8% of our total revenue in 2010.

Net Income (Loss) Attributable to Common Stockholders

We realized a net loss attributable to common stockholders of $89,040 in 2011, as compared to a net income of $18,345 in 2010. The $107,385 decrease in net income was primarily due to a significant decrease in product sales revenue in 2011 from loss of our largest customer in 2011 due to renovations.

Liquidity and Capital Resources

At December 31, 2011, we had $2,191,396 of cash and working capital of $2,340,660, as compared to $2,145,709 of cash and working capital of $2,971,373 at December 31, 2010. In addition, our stockholders' equity was $2,976,678 at December 31, 2011 as compared to $3,096,018 at December 31, 2010, a decrease of $119,340. The increase in cash reflects in part the redemption of investments in real property tax liens in 2011 among other items. The decrease in working capital reflects the decrease in current assets, primarily the reclassification of the note receivable from BlackBird. The decrease in stockholders’ equity primarily reflects the net loss in 2011 as well as the other comprehensive loss picked up in 2011.

Our accumulated deficit increased to $31,218,740 at December 31, 2011 as compared to $31,129,700 at December 31, 2010. The increase in accumulated deficit is a direct result of our net loss of $89,040 in the year ended December 31, 2011.

Net cash provided by operating activities for the year ended December 31, 2011 was $26,909, as compared to $28,597 during the year ended December 31, 2010.

Net cash provided by investing activities for the year ended December 31, 2011 was $18,778, as compared to net cash used during the year ended December 31, 2010 of $185,508. The change resulted primarily from the purchase of property and equipment and real property tax liens in 2010.

            Net cash used in financing activities for the years ended December 31, 2011 and 2010 was $0. During the year ended December 31, 2011, revenues from two customers accounted for 60% of our total revenues.

Recent Accounting Pronouncements

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

In December 2011, the Financial Accounting Standards Board ("FASB") issued authoritative guidance related to balance sheet offsetting. The new guidance requires disclosures about assets and liabilities that are offset or have the potential to be offset. These disclosures are intended to address differences in the asset and liability offsetting requirements under U.S. GAAP and International Financial Reporting Standards. This new guidance will be effective for us for interim and annual reporting periods beginning January 1, 2013, with retrospective application required. The adoption of this guidance is not expected to have a material impact on the Company’s results of operations or financial position.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements.

We currently believe that our cash on hand will provide sufficient capital resources and liquidity to fund our expected operating expenditures for the next twelve months.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Stockholders
eRoomSystem Technologies, Inc.

We have audited the accompanying consolidated balance sheets of eRoomSystem Technologies, Inc. and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of eRoomSystem Technologies, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

HANSEN, BARNETT & MAXWELL, P.C.
March 23, 2012 Salt Lake City, Utah

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,191,396	$2,145,709
Investment in equity securities available for sale	1,700	42,500
Investment in real property tax liens	29,027	60,299
Accounts receivable, net of allowance for doubtful accounts of $10,260 at December 31, 2011 and $18,240 at December 31, 2010	58,143	103,802
Inventory	170,423	147,069
Advance to supplier	-	48,678
Note Receivable	-	522,685
Prepaid expenses	7,855	5,043
Total Current Assets	2,458,544	3,075,785
PROPERTY AND EQUIPMENT
Property and equipment, net of accumulated depreciation of $47,267 at December 31, 2011 and $23,975 at December 31, 2010	132,835	120,707
INTANGIBLE ASSETS, net of accumulated amortization of $5,064 at December 31, 2011 and $3,376 at December 31, 2010	-	1,688
NOTE RECEIVABLE	500,000	-
DEPOSITS	3,183	2,250
Total Assets	$3,094,562	$3,200,430

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$15,502	$21,399
Accrued liabilities	100,378	81,009
Customer deposits	2,004	2,004
Total Current Liabilities	117,884	104,412
Total Liabilities	117,884	104,412
STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none outstanding	-	-
Common stock, $0.001 par value; 50,000,000 shares authorized; shares 23,982,865 at December 31, 2011 and 23,907,865 at December 31, 2010	23,983	23,908
Additional paid-in capital	34,169,735	34,159,310
Accumulated deficit	(31,218,740)	(31,129,700)
Accumulated other comprehensive gain (loss)	1,700	42,500
Total Stockholders' Equity	2,976,678	3,096,018

Total Liabilities and Stockholders' Equity	$3,094,562	$3,200,430

See accompanying notes to consolidated financial statements

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the years ended December 31,
	2011	2010

REVENUE AND INVESTMENT INCOME (LOSSES)
Product sales	$569,166	$873,606
Maintenance fees	163,701	195,346
Interest income	68,550	116,767
Loss on other than temporary decline in marketable securities	-	(50,000)
Total Revenue and Investment Income (Losses)	801,417	1,135,719

COST OF REVENUE
Product sales	287,924	513,345
Maintenance	19,236	31,889
Total Cost of Revenue	307,160	545,234

OPERATING EXPENSES
Selling, general and administrative expense, including non-cash compensation of $10,500 and $14,958, respectively	486,557	494,374
Research and development expense	96,740	77,766
Net Operating Expenses	583,297	572,140

Net Income (Loss)	(89,040)	18,345
OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gain (loss) on investment	(40,800)	42,500
Reclassification adjustment for losses included in operations	-	50,000
Other Comprehensive Income (Loss)	(40,800)	92,500
Comprehensive Income (Loss)	$(129,840)	$110,845

Basic Earnings (Loss) Per Common Share	$0.00	$0.00
Diluted Earnings (Loss) Per Common Share	$0.00	$0.00

See accompanying notes to consolidated financial statements

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Shares		Amount
	2011	2010	2011	2010
COMMON STOCK
Balance at Beginning of Year	23,907,865	24,123,165	$23,908	$24,123
Cancellation of shares in treasury	-	(290,300)	-	(290)
Issuance to directors for services	75,000	75,000	75	75
Balance at End of Year	23,982,865	23,907,865	23,983	23,908
ADDITIONAL PAID-IN-CAPITAL
Balance at Beginning of Year			34,159,310	34,079,467
Issuance to directors for services			10,425	11,175
Cancellation of shares in treasury			-	(38,161)
Issuance of options and warrants to employees			-	3,706
Reclass of options and warrants			-	103,123
Balance at End of Year			34,169,735	34,159,310
ACCUMULATED DEFICIT
Balance at Beginning of Year			(31,129,700)	(31,148,045)
Net income (loss)			(89,040)	18,345
Balance at End of Year			(31,218,740)	(31,129,700)
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance at Beginning of Year			42,500	(50,000)
Other comprehensive income (loss)			(40,800)	92,500
Balance at End of Year			1,700	42,500
Total Stockholders' Equity at End of Year			$2,976,678	$3,096,018

See accompanying notes to consolidated financial statements

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(89,040)	$18,345
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	24,979	13,691
Loss from other than temporary decline in marketable securities	-	50,000
Non-cash compensation expense	10,500	14,958
Changes in operating assets and liabilities:
Accounts receivable	45,659	2,024
Accrued interest receivable	22,685	-
Inventory	(47,212)	(71,158)
Advance to supplier	48,678	4,333
Prepaid expenses	(2,812)	13,673
Accounts payable	(5,897)	(3,638)
Accrued liabilities	19,369	(13,631)
Net Cash Provided By Operating Activities	26,909	28,597

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(11,561)	(127,909)
Purchase of investments in real property tax liens	(4,249)	(123,653)
Proceeds from collections of real property tax liens	35,521	63,354
Change in long term deposits and restricted funds	(933)	2,700
Net Cash Provided by (Used In) Investing Activities	18,778	(185,508)

CASH FLOWS FROM FINANCING ACTIVITIES	-	-

Net Increase (Decrease) in Cash	45,687	(156,911)

Cash and cash equivalents at Beginning of Period	2,145,709	2,302,620

Cash and cash equivalents at End of Period	$2,191,396	$2,145,709

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

Cash and Cash Equivalents - Cash and cash equivalents include highly liquid debt investments with original maturities of three months or less readily convertible to known amounts of cash. At December 31, 2011 and 2010, the Company held cash in excess of federally insured limits of $742,572 and $724,402, respectively.

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

Inventory - The Company maintains an inventory of product that is sold in the refreshment centers in a number of hotels. The inventory is purchased as finished goods and is valued using the first in, first out method.

Note Receivable - The note receivable is stated at the historical carrying amount and was evaluated for impairment. When projections indicate that the carrying value of the note is not recoverable, the carrying value will be reduced by the estimated excess of the carrying value over the projected discounted cash flows. No impairment was deemed necessary during 2011 or 2010. The carrying amount of the note receivable approximates its fair value because of its short-term maturity. However, the note has been reclassified as long term for the year ended December 31, 2011 (see Note 3).

Property and Equipment - Property and equipment consist primarily of eRoomServ refreshment centers and eRoomSafes and are stated at cost, less accumulated depreciation. Major additions and improvements are capitalized, while repairs and maintenance costs are expensed when incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets as follows:

eRoomServ refreshment centers in service	5 - 7 years
Computer and office equipment	3 - 7 years
Vehicles and other	7 years

Depreciation expense was $24,979 and $13,691 for the years ended December 31, 2011 and 2010, respectively. On retirement, trade-in or disposition of property and equipment, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the statement of operations.

Capitalized Software Costs - In accordance with FASB Accounting Standards Codification (ASC) 985, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, development costs incurred in the research and development of new software products to be sold, leased or otherwise marketed are expensed as incurred until technological feasibility in the form of a working model has been established. Internally generated software development costs were $31,750 for the year ended December 31, 2011 and were $29,000 for the year ended December 31, 2010. The Company has charged its software development costs to research and development expense in the accompanying consolidated statements of operations.

Impairment of Long-Lived Assets - The carrying values of the Company's long-lived assets, including note receivable, were reviewed for impairment. When projections indicate that the carrying value of the long-lived asset is not recoverable, the carrying value of the long-lived asset is reduced by the estimated excess of the carrying value over the projected discounted cash flows. No impairment was deemed necessary at December 31, 2011.

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

Stock-Based Compensation - The Company has one stock-based employee compensation plan, which is described more fully in Note 9. The Company utilizes the fair value recognition provisions of FASB ASC 718, Stock Compensation. Accordingly, the Company records expense, if applicable, for (i) the unvested portion of grants issued during 2011 and 2010 and (ii) new grant issuances, both of which will be expensed over the requisite service (i.e., vesting) periods.

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

The following table is a reconciliation of the numerators and denominators used in the calculation of basic and diluted weighted-average common shares outstanding for the years ending December 31, 2011 and 2010:

	For The Years Ended December 31,
	2011	2010
Basic net income (loss)	$(89,040)	$18,345
Diluted net income (loss)	$(89,040)	$18,345
Basic weighted-average common shares outstanding	23,956,153	23,876,016
Effect of dilutive securities
Stock options and warrants	-	28,582
Diluted weighted-average common shares outstanding	23,956,153	23,904,598
Basic earnings (loss) per share	$0.00	$0.00
Diluted earnings (loss) per share	$0.00	$0.00

As of December 31, 2011 and 2010, there were potential common stock equivalents from options and warrants of 1,844,446 and 2,128,344, respectively that were not included in the computation of diluted earnings per common share because their effect would have been anti-dilutive.

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

In December 2011, the Financial Accounting Standards Board ("FASB") issued authoritative guidance related to balance sheet offsetting. The new guidance requires disclosures about assets and liabilities that are offset or have the potential to be offset. These disclosures are intended to address differences in the asset and liability offsetting requirements under U.S. GAAP and International Financial Reporting Standards. This new guidance will be effective for us for interim and annual reporting periods beginning January 1, 2013, with retrospective application required. The adoption of this guidance is not expected to have a material impact on the Company’s results of operations or financial position.

NOTE 2 – INVESTMENTS

Investment in Equity Securities Available for Sale – As discussed further in Note 4, the Company was issued 50,000 shares of stock in Blackbird Corporation in July 2008. On June 7, 2010, Blackbird entered into a share exchange with RPID later renamed Spot Mobile International Ltd (“Spot Mobile”). The 50,000 shares of common stock of Blackbird were exchanged for 1,700,000 restricted shares of common stock of Spot Mobile. The Spot Mobile shares were reverse split in October 2010 to 56,667 shares. The Company recorded an $42,500 unrealized gain on the investment in Spot Mobile at December 31, 2010. The Company recorded a $40,800 unrealized loss on the investment in Spot Mobile during the year ended December 31, 2011, which is included in other comprehensive loss.

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

Investments in equity securities as of December 31, 2011 are summarized below:

Equity Securities	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Spot Mobile	$-	$1,700	$-	$1,700

Investments in equity securities as of December 31, 2010 are summarized below:

Equity Securities	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Spot Mobile	$-	$42,500	$-	$42,500

At December 31, 2011, accumulated other comprehensive income consisted solely of the unrealized holding gain from the investment in Spot Mobile.

Investment in Real Property Tax Liens – During the year ended December 31, 2011, the Company purchased $4,249 in real property tax liens from various municipalities in New Jersey. During the year ended December 31, 2011, the Company collected $35,521 in tax lien settlements. The New Jersey municipal tax liens are receivable from the real property owners and are secured by a first priority lien on the related real property. Upon foreclosure, the Company would obtain ownership of the real property. The tax lien receivables accrue interest up to 18% per annum, accrue penalties at 2% to 6% per annum and are also increased by the amount of any collection expenses incurred. The investment in the real property tax liens are accounted for as an investment in troubled debts and are carried at cost. Collection of interest, penalties and expense reimbursements is not certain and is recognized upon being realized.

NOTE 3 – NOTE RECEIVABLE

On July 24, 2008, the Company loaned $500,000 to BlackBird Corporation (“BlackBird”) under the terms of a 10% senior secured convertible promissory note (the “Secured Note”). The Secured Note bore interest at 10% per annum, payable quarterly, and was due June 30, 2009. In addition, BlackBird issued 50,000 shares of its common stock to the Company. On the date of issuance, the fair value of BlackBird’s common stock was not determinable and the shares were valued at zero. BlackBird further agreed in July 2008, notwithstanding the terms of the note, if the loan was not repaid by January 1, 2009, interest on the note would accrue at 18% per annum starting January 1, 2009. The Secured Note was not paid by January 1, 2009 and it continued to accrue interest at 18% per annum. On April 1, 2011, the Company agreed to extend the due date of the Secured Note to June 30, 2011.

BlackBird did not pay its interest payment for the second quarter of 2011 in a timely fashion. On November 3, 2011, the Company entered into a forbearance agreement with BlackBird to reduce the interest rate on the Secured Note to 10% retroactive to April 1, 2011 and to not foreclose on BlackBird’s assets if BlackBird remains in compliance with the terms of the agreement. As part of this agreement, BlackBird agreed to pay all outstanding interest due on the loan through September 30, 2011 by November 11, 2011. BlackBird also agreed to make monthly interest payments within 10 days after the end of each month. The outstanding accrued interest of $25,069 as of September 30, 2011 was paid in full on November 10, 2011.

The concession granted to BlackBird on November 3, 2011 constituted a troubled debt restructuring under current accounting guidance. As a result, the note was classified as a long-term asset. Interest income under the terms of the Secured Note is no longer being recognized until the carrying value has been recovered, and payments received are recognized as a reduction of the carrying value of the note. After the receipt of the $25,069 payment in November 2011, the carrying value of the note receivable was $500,000 at December 31, 2011.

The note receivable was evaluated for impairment and the Company determined that it is likely that estimated future payments from BlackBird or the cash flows from BlackBird’s operations and the value of the underlying collateral is sufficient that upon foreclosure the Company would be able to realize the carrying value of the note. If BlackBird fails to comply with the terms of the agreement dated November 3, 2011, the Company plans on foreclosing on the underlying collateral to collect on the note. Therefore no impairment was recognized during the years ended December 31, 2011 or 2010.

The note receivable is assessed for impairment on a quarterly basis. If projections were to indicate that the carrying value of the promissory note was not recoverable, the carrying value would be reduced by the estimated excess of the carrying value over the projected discounted cash flows. The evaluations are based on the estimated projected discounted cash flows from BlackBird and from the liquidation value of the underlying collateral.

Management has estimated that the fair value of the note receivable at December 31, 2011 and 2010 was approximately $215,000 and $522,000, respectively.

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

Following is a description of the valuation methodologies used for assets measured at fair value.  There have been no changes in the methodologies used at December 31, 2011.

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

The following tables set forth by level, within the fair value hierarchy, the estimated fair values of the Company’s financial assets measured on a recurring basis as of December 31, 2011:

	Level 1	Level 2	Level 3	Total
Investment in Equity Securities
Available for Sale	$1,700	$-	$-	$1,700

Total Assets Measured at Fair Value	$1,700	$-	$-	$1,700

NOTE 6 – COMMITMENTS AND CONTINGENCIES

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

Operating Leases as Lessor - The Company accounts for its revenue-sharing agreements as operating leases. Agreements with all customers provide for an allocation of revenues to the Company with no minimum monthly payment. Accordingly, the Company is unable to estimate future amounts to be received under these agreements. As of December 31, 2011, the Company had no revenue-sharing agreement for which the customer is contractually obligated to pay minimum monthly payments.

Operating Leases as Lessee - In November 2011, the Company rented a different office in Lakewood, NJ. The Company entered into a 16 month lease agreement that ends in February 2013 with option to renew for one year. The lease provides for monthly rent payments of $1,466. Future lease payments through February 2013 are $20,524. The Company is renting warehouse space in Salt Lake City, Utah, Lakewood, NJ, Jackson, NJ and Howell, NJ on a month to month basis. The leases provide for monthly rent payments totaling approximately $1,300.

Rent expense for the years ended December 31, 2011 and 2010 was $34,237 and $45,593, respectively.

NOTE 7 – INCOME TAXES

The Company files income tax returns in the U.S. federal jurisdiction, and various state jurisdictions. The Company is no longer subject to U.S. federal or state and local examinations by tax authorities for years before 2008. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in selling, general and administrative expenses. During the years ended December 31, 2011 and 2010, the Company did not incur any tax related interest and penalties.

The Company has paid no federal income taxes. The following is a schedule of state income taxes paid in 2011 and 2010:

For the years ended December 31,	2011	2010
New York	$1,381	$629
Total income tax paid	$1,381	$629

The significant components of the Company's deferred income tax assets as of December 31, 2011 and 2010 are as follows:

For the years ending December 31,	2011	2010
Deferred Income Tax Assets:
Net operating loss carryforwards	$7,626,169	$7,615,512
Reserves and accrued liabilities	19,471	18,741
Other assets	4,257	7,025
Total Deferred Income Tax Assets	$7,649,897	$7,641,278
Valuation allowance	(7,649,897)	(7,641,278)
Deferred Income Tax Liability - Depreciation and
Amortization	-	-
Net Deferred Income Tax Asset	$-	$-

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

No income tax provision or benefit was recognized from operations or from other comprehensive income (loss) during the years ended December 31, 2011 or 2010.

The following is a reconciliation of the provision for income taxes from operations computed using the federal statutory rate to the provision for income taxes:

For the years ending December 31,	2011	2010
Tax at statutory rate (34%)	$(30,274)	$6,237
Other non-deductible expenses and adjustments	22,804	(3,553)
Change in valuation allowance	8,619	(2,922)
State tax, net of federal tax benefit	(1,149)	238
Provision for Income Taxes	$-	$-

The following summarizes the tax net operating loss carryforwards and their respective expiration dates as of December 31, 2011:

Years ending December 31,
2011	$1,139,922
2017	1,082,373
2018	3,642,857
2019	3,032,912
2020	5,087,650
2021	2,704,379
2022	3,601,005
2023	1,169,588
2029	54,850
2031	94,463
Total net operating loss carryforwards	$21,609,999

NOTE 8 – STOCKHOLDERS' EQUITY

During the year ended December 31, 2011, the Company issued 75,000 shares of common stock valued at $10,500 ($0.14 per share based on market value on the date issued) to its Board of Directors for services rendered. The shares were issued under Section 4(2) of the Securities Act of 1933, as amended.

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

During the year ended December 31, 2011 no repurchases of shares were made.

NOTE 9 – STOCK OPTIONS AND WARRANTS

Employee Grants - During 2000, the stockholders of the Company approved adoption of the 2000 Stock Option Plan (the "2000 Plan"). During 2002, the stockholders of the Company approved an amendment to the 2000 Plan to increase the authorized number of shares of common stock reserved for issuance upon the exercise of stock options under the 2000 Plan from 2,360,000 shares to 2,700,000. During November 2004, the stockholders of the Company approved a second amendment to the 2000 Plan to increase the authorized number of shares of common stock reserved for issuance upon the exercise of stock options under the 2000 Plan from 2,700,000 shares to 3,000,000 shares.

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

Compensation expense relating to stock options of $0 and $3,706 was recognized during the years ended December 31, 2011 and 2010, respectively. There was no unrecognized compensation related to stock options at December 31, 2011.

During the year ended December 31, 2011 and 2010, options to purchase 403,898 and 25,000 shares of common stock expired, respectively. During the years ended December 31, 2011 and 2010 0 and 15,000 options, respectively, were forfeited.

Based on guidance issued by the Financial Accounting Standards Board, options and warrants outstanding were reclassified to additional paid-in-capital on January 1, 2010.

A summary of stock option and warrant activity for the years ended December 31, 2011 and 2010 is as follows:

	Options and Warrants	Exercise Price Range			Weighted - Average Exercise Price
Balance, December 31, 2009	2,263,344	$0.10	-	$1.55	$0.32
Granted	25,000	0.16	-	0.22	0.18
Forfeited	(15,000)	0.18	-	0.20	0.19
Expired	(25,000)	0.35	-	0.35	0.35
Balance, December 31, 2010	2,248,344	0.10	-	1.55	0.32
Expired	(403,898)	0.13	-	0.33	0.25
Balance, December 31, 2011	1,844,446	0.10	-	1.55	0.33
Exercisable, December 31, 2011	1,844,446	$0.10	-	$1.55	$0.33
Weighted-average fair value of options granted during the year ended
December 31, 2010					$0.18
Weighted-average fair value of options granted during the year ended
December 31, 2011					$-

A summary of the options and warrants outstanding and exercisable as of December 31, 2011 follows:

	Outstanding				Exercisable
Range of Exercise Prices	Number Outstanding	Weighted - Average Remaining Contractual Life	Weighted - Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted - Average Exercise Price	Aggregate Intrinsic Value
$0.10 - 0.37	1,830,803	1 year	$0.33	$-	1,830,803	$0.33	$-
0.90 - 1.55	13,643	.5 year	0.94	-	13,643	0.94	-
$0.10 - 1.55	1,844,446	1 year	$0.33	$-	1,844,446	$0.33	$-

NOTE 10 – CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS

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

At December 31, 2011, the Company had accounts receivable from two customers accounting for 58% of total accounts receivable.

During the year ended December 31, 2011, revenues from two customers accounted for 60% of total revenues.

During the year ended December 31, 2010, revenues from three customers accounted for 65% of total revenues.

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company has had no disagreements with its certified public accountants with respect to accounting practices or procedures or financial disclosure.

ITEM 9A.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2011. Based on this evaluation, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that the Company’s disclosure and controls are designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure

Management's Report on Internal Control over Financial Reporting

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

Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2011 based on the framework in Internal Control—Integrated Framework    issued by the Committee of Sponsoring Organizations of the Treadway Commission. The evaluation included reviewing and testing the controls and procedures in place as per the Company’s Internal Control Document. Based upon that evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2011.

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

Attestation Report of the Registered Public Accounting Firm

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act that permits the Company to provide only management's report in this annual report.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

ITEM 9B.   OTHER INFORMATION

There are no further disclosures.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following information is furnished with respect to our directors and executive officer. There are no family relationships between or among any of our directors or executive officer. Each director of the Company serves for a term of one year or until such director’s successor is duly elected and is qualified.  Each officer serves, at the pleasure of the board of directors, for a term of one year and until such officer’s successor is duly elected and is qualified.

Directors and Executive Officers

Name	Age	Position

David A. Gestetner	39	President, Chief Executive Officer, Secretary and
		Chairman of the Board
James C. Savas	51	Director

Lawrence K. Wein	69	Director

Set forth below is a description of the background of each of our executive officers and directors:

David A. Gestetner has served as President, Chief Executive Officer, Secretary and Chairman of the Board since October 1, 2003. Throughout his career, Mr. Gestetner has been involved in various applications of technology, both as an operator as well as a financier, including founding and operating a telecommunications business abroad. Mr. Gestetner has received awards for his innovations and advance applications of technology, including the Howard Golden Award for an intuitive scientific invention consisting of a system that enables emergency call routing in telephone systems. Mr. Gestetner possesses a Master's degree from The Aron Kotler Higher Institute of Learning in New Jersey. Mr. Gestetner has significant experience with technology companies.  We believe his background and skill set make Mr. Gestetner well-suited to serve as a member of our board of directors.

James C. Savas has served as director since June 13, 2002. For more than seven years, Mr. Savas has been a member of Savas Greene & Company, LLC, an accounting and business consulting firm located in Salt Lake City, Utah. From 1988 to 1995, Mr. Savas was a tax accountant for Price Waterhouse. Since April 1999, Mr. Savas has also served as co-manager of Providence Management, LLC, which is manager of Ash Capital, LLC, an investment company controlled by Dr. Alan C. Ashton, a former director and one of the largest stockholders of the Company. Mr. Savas also serves on the boards of Bullfrog Spas International and Vortex Products, both privately-held companies. Mr. Savas received his Bachelor of Science in Accounting from the University of Utah. Mr. Savas has significant experience with accounting and finance.  We believe his background and skill set make Mr. Savas well-suited to serve as a member of our board of directors.

Lawrence K. Wein has served as director since October 2003. Mr. Wein held several key positions at AT&T for over 30 years. Mr. Wein is presently retired from his positions. Mr. Wein received his Master's in Business Administration from Harvard Business School, and his Bachelor of Science in Engineering from Columbia University. Mr. Wein has significant business experience.  We believe his background and skill set make Mr. Wein well-suited to serve as a member of our board of directors.

None of our directors or officers is a director in any other reporting companies.  None of our directors or officers has been affiliated with any company that has filed for bankruptcy within the last ten years.  We are not aware of any proceedings to which any of our officers or directors, or any associate of any such officer or director, is a party adverse to us or any of our or has a material interest adverse to us or any of our subsidiaries.

Involvement in Certain Legal Proceedings

There are no legal proceedings that have occurred within the past ten years concerning our directors, or control persons which involved a criminal conviction, a criminal proceeding, an administrative or civil proceeding limiting one's participation in the securities or banking industries, or a finding of securities or commodities law violations.

Auditors; Committees of the Board of Directors

Hansen, Barnett & Maxwell, P.C., or HBM, an independent registered public accounting firm, is our auditor.

Our board has authorized two standing committees, an audit committee and a compensation committee

Audit Committee. The audit committee, which was formed on August 18, 2000, is currently comprised of Mr. Savas. The chairman of the audit committee is Mr. Savas. The audit committee met one time during the fiscal year ended December 31, 2011. The audit committee has the responsibility to:

•	recommend the firm that will serve as our independent public accountants;

•	review the scope and results of the audit and services provided by the independent public accountants;

•	meet with our financial staff to review accounting procedures and policies and internal controls; and

•	perform the other responsibilities set forth in its written charter.

The audit committee is comprised of a director who is not our salaried employee and, in the opinion of our board, is free from any relationship that would interfere with the exercise of independent judgment as a committee member. Our Board of Directors has determined that Mr. Savas is an "audit committee financial expert" within the applicable definition of the Securities and Exchange Commission.

Compensation Committee

The compensation committee, which was formed on August 18, 2000, is currently comprised of Mr. Wein. The compensation committee met once during the fiscal year ended December 31, 2011. In general, the compensation committee's authority and oversight extends to total compensation, including base salaries, bonuses, stock options, and other forms of compensation.

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

To our knowledge, based solely on review of the copies of such reports furnished to us and written representations, we believe that during the fiscal year ended December 31, 2011 all applicable filing requirements were complied with by our executive officers and directors.

Code of Ethics

Our Board of Directors has not yet adopted a written Code of Business Conduct and Ethics.

ITEM 11.    EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth summary information concerning the total remuneration paid or accrued by us, to or on behalf of our chief executive officer and our executive officers whose total annual salary exceeded $100,000 during the fiscal years ended December 31, 2011 and 2010. In accordance with the rules of the Commission, the compensation described in this table does not include perquisites and other personal benefits received by the executive officers named in the table below which does not exceed the lesser of $10,000 or 10% of the total salary and bonus reported for the executive officers.

SUMMARY COMPENSATION TABLE
Name	Year	Salary	Bonus	Stock	Option	Non-Equity	Nonqualified	All Other	Total ($)
and	(b)	($)	($)	Awards	Awards	Incentive	Deferred	Compensation	(j)
principal		(c)	(d)	($)	($)	Plan	Compensation	($)
position				(e)	(f)	Compensation	Earnings	(i)
(a)						($)	($)
						(g)	(h)
David A. Gestetner,	2011	$150,000	$35,000	$-	$-	$-	$-	$-	$185,000
President, Chief Executive	2010	$150,000	$35,000	$-	$-	$-	$-	$-	$185,000
Officer, Secretary and Chairman

On January 1, 2007, the Company entered into a two-year employment agreement with David A. Gestetner to serve as President and Chief Executive Officer. The term of such agreement will automatically be extended for successive two-year terms unless terminated at least 30 days prior to the end of the then current term.  Under the agreement, Mr. Gestetner is entitled to an annual base salary of $150,000,  a performance-based bonus at the end of the fiscal year at the discretion of the compensation committee, health, dental and term life insurance and a $400 monthly car allowance. In addition, if Mr. Gestetner is terminated by the Company without cause, he is entitled to severance in the amount of one year of base salary and the continuation for one year of health, dental and car allowance benefits.

Outstanding Equity Awards at Fiscal-Year End

There were no equity awards outstanding granted to or held by our chief executive officer during the fiscal year ended December 31, 2011.

 Director Compensation

The following table sets forth the equity awards made to members of our board of directors during the fiscal year ended December 31, 2011:

DIRECTOR COMPENSATION
Name	Fees	Stock		Option	Non-Equity	Change in	All	Total
(a)	Earned or	Awards		Awards	Incentive	Pension	Other	($)
	Paid in	($)		($)	Plan	Value and	Compensation	(h)
	Cash	(c)		(d)	Compensation	Nonqualified	($)
	($)				($)	Deferred	(g)
	(b)				(e)	Compensation
						Earnings
						($)
						(f)
David Gestetner	-	-	2	-	-	-	-	-
James C. Savas	-	3,500	1	-	-	-	-	3,500
Lawrence K. Wein	-	3,500	1	-	-	-	-	3,500

(1)	Reflects the issuance of 25,000 shares of restricted common stock issued to each of Messrs.’ Wein and Savas on May 10, 2011 for serving as directors of the Company.

(2)	As CEO and President of the Company, David Gestetner does not receive director’s compensation.

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

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table lists, as of March 21, 2012, the number of shares of our common stock that are beneficially owned by (i) each person or entity known to us to be the beneficial owner of more than 5% of our common stock; (ii) each executive officer and director of our company; and (iii) all executive officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The beneficial ownership is calculated based on 23,982,865 shares of common stock outstanding as of March 21, 2012.

Unless otherwise indicated, the address of each person or entity listed is c/o eRoomSystem Technologies, Inc., 150 Airport Road, Suite 1200, Lakewood, NJ 08701.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Ash Capital, LLC	3,830,762	4	15.9%
David A. Gestetner	5,162,644	1	21.5%
James C. Savas	4,118,275	2	17.0%
Lawrence K. Wein	205,000	3	0.9%
Executive Officers and Directors, as a group (3 individuals)	9,485,919		39.1%

(1) Reflects the direct ownership of 4,000 shares of common stock. In addition, also includes the beneficial ownership of 4,953,644 shares of common stock held by Gestetner Group, LLC, a New Jersey limited liability company of which Mr. Gestetner is the sole member, 5,000 shares of common stock held by his spouse and 200,000 shares of common stock held by a private operating foundation as to which Mr. Gestetner as an officer has voting rights.

(2) Reflects the direct ownership of 173,321 shares of common stock and options to purchase 80,000 shares of common stock, the beneficial ownership of 19,231 shares of common stock and an option to purchase 14,961 shares of common stock held by Providence Management, LLC, an entity for which Mr. Savas is co-manager and 50% owner, and the beneficial ownership of the following securities held by Ash Capital, LLC, or Ash Capital, an entity which Providence Management, LLC serves as the manager and holds a 20% profits interest, (a) 3,685,449 shares of common stock held by Ash Capital, (b) an option to purchase 145,313 shares of common stock. Mr. Savas disclaims any beneficial ownership of the shares of common stock and options to purchase shares of common stock beneficially owned as a result of his affiliation with Ash Capital, except to the extent of his pecuniary interest in such securities.

(3) Reflects the direct ownership of 180,000 shares of common stock and options to purchase 25,000 shares of common stock.

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

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this item is as follows:

Hansen, Barnett & Maxwell, P.C., or HBM, has served as our independent registered public accounting firm since 2000, and specifically for the fiscal years ended December 31, 2011 and 2010. HBM was selected by our board of directors as our independent registered public accounting firm for the fiscal year ended December 31, 2011, and by our board of directors and a majority of our common stockholders for the fiscal year ended December 31, 2004.

Our board is responsible for pre-approving all audit and permissible non-audit services provided by HBM. Our board of directors has concluded that the non-audit services provided by HBM are compatible with maintaining auditor independence. In 2011, no fees were paid to HBM pursuant to the "de minimus" exception to the pre-approval policy permitted under the Exchange Act.

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

For the fiscal years ended December 31, 2011 and 2010, the fees for services provided by HBM were as follows:

	2011	2010
Audit fees (1)	$31,600	$29,600
Audit-related fees (2)	-
Tax fees (3)	-	-
All other fees	-	-
	$31,600	$29,600

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

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Document Name
1.01	Form of Underwriting Agreement relating to the registrant's initial public offering that closed on August 9, 2000	Incorporated by reference to Pre-effective Amendment No. 2 of Form SB-2 filed on July 14, 2000

2.01	Agreement and Plan of Reorganization by and between RoomSystems International Corporation and RoomSystems, Inc. dated December 31, 1999	Incorporated by reference to Form SB-2 filed on April 14, 2000

2.02	Transfer Pricing Agreement by and between RoomSystems International Corporation and RoomSystems, Inc. dated December 31, 1999	Incorporated by reference to Form SB-2 filed on April 14, 2000

3.01	Amendment and Restatement of Articles of Incorporation	Incorporated by reference to Form SB-2 filed on April 14, 2000

3.02	Certificate of Correction dated May 30, 2000	Incorporated by reference to Pre-effective Amendment No. 1 of Form SB-2 filed on July 14, 2000

3.03	Amended and Restated Certificate of Designation, Preferences, Rights and Limitation of Series A convertible preferred stock	Incorporated by reference to Form SB-2 filed on June 9, 2000

3.04	Amended and Restated Certificate of Designation, Preferences, Rights and Limitation of Series B convertible preferred stock	Incorporated by reference to Form SB-2 filed on April 14, 2000

3.05	Certificate of Designation, Preferences, Rights and Limitation of Series C convertible preferred stock	Incorporated by reference to Form SB-2 filed on April 14, 2000

3.06	Amended and Restated Bylaws	Incorporated by reference to Form SB-2 filed on June 9, 2000
3.07	Second Amendment and Restatement of Articles of Incorporation	Incorporated by reference to Pre-effective Amendment No. 2 of Form SB-2 filed on July 14, 2000

3.08	Second Amended and Restated Bylaws	Incorporated by reference to Pre-effective Amendment No. 2 of Form SB-2 filed on July 14, 2000

4.01	Form of Common Stock Certificate	Incorporated by reference to Form SB-2 filed on April 14, 2000

10.01	Amended and Restated 2000 Stock Option and Incentive Plan	Incorporated by reference to Form SB-2 filed on June 9, 2000

10.13	Loan and Security Agreement by and between RoomSystem Technologies, Inc. and Ash Capital, LLC dated February 15, 2000	Incorporated by reference to Form SB-2 filed on April 14, 2000

10.13A	Exhibits to Loan and Security Agreement by and between RoomSystem Technologies, Inc. and Ash Capital, LLC dated February 15, 2000	Incorporated by reference to Form SB-2 filed on June 9, 2000

10.15	Form of Hotel Revenue-Sharing Lease Agreement	Incorporated by reference to Form SB-2 filed on June 9, 2000

10.16	Form of Noncompetition and Nondisclosure Agreement (Sales)	Incorporated by reference to Form SB-2 filed on April 14, 2000

10.17	Form of Consulting Agreement	Incorporated by reference to Form SB-2 filed on April 14, 2000

10.18	Form of Sales Representation Agreement	Incorporated by reference to Form SB-2 filed on April 14, 2000

10.22	Form of Installation, Co-Maintenance and Software Licensing and Upgrade Agreement	Incorporated by reference to Form SB-2 filed on June 9, 2000

10.3	Shareholders' Agreement and Proxy by and among Ash Capital, LLC, RoomSystems, Inc. and certain stockholders of RoomSystems, Inc. dated August 17, 1999	Incorporated by reference to Form SB-2 filed on April 14, 2000

10.38	Stock Purchase Agreement by and between eRoomSystem Technologies, Inc. and Ash Capital, LLC dated November 8, 2002	Incorporated by reference to Form 10-QSB filed on November 14, 2002

10.39	Secured Convertible Promissory Note issued in favor of Ash Capital, LLC dated November 8, 2002.	Incorporated by reference to Form 10-QSB filed on November 14, 2002

10.44	Warrant to Purchase Shares of Common Stock issued in favor of Ash Capital, LLC dated October 1, 2003	Incorporated by reference to Form 10-KSB filed on March 30, 2004

10.46	Investors Rights Agreement between eRoomSystem Technologies, Inc., Ash Capital, LLC, and certain security holders dated October 1, 2003	Incorporated by reference to Form 10-KSB filed on March 30, 2004

10.8	Employment Agreement of David Gestetner dated as of January 1, 2007	Incorporated by reference to Form 10-KSB filed on March 29, 2007

10.81	Purchase and Sale Agreeement by and between CardinalPointe Capital and eRoomSystem Technologies, Inc. dated June 16, 2009	Incorporated by reference to Form 8-K filed on June 17, 2009

21.01	List of Subsidiaries	Filed herewith

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted by Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

eRoomSystem Technologies, Inc.

By:	/s/ David A. Gestetner
Name:	David A. Gestetner
Title:	President, Chief Executive Officer, Chief Financial Officer Secretary and Chairman of the Board (Principal Executive, Financial and Accounting Officer)

Date:	March 26, 2012

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David A. Gestetner	President, Chief Executive Officer,	March 26, 2012
David A. Gestetner	Secretary and Chairman of the Board (Principal Executive, Financial and Accounting Officer)

/s/ James C. Savas	Director	March 26, 2012
James C. Savas

/s/ Lawrence K. Wein	Director	March 26, 2012
Lawrence K. Wein