Form 10-Q
period 2012-03-31
EROOMSYSTEM TECHNOLOGIES INC
filed 2012-05-15
CIK 1110361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

The number of shares of the issuer’s common stock issued and outstanding as of May 14, 2012 was 23,982,865 shares.

EROOMSYSTEM TECHNOLOGIES, INC.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
	2012	2011
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,096,634	$2,191,396
Investment in equity securities available for sale	2,267	1,700
Investment in real property tax liens	26,877	29,027
Accounts receivable, net of allowance for doubtful accounts of $10,852 at March 31, 2012 and $10,260 at December 31, 2011	61,493	58,143
Inventory	161,202	170,423
Prepaid expenses	27,461	7,855
Total Current Assets	2,375,934	2,458,544
PROPERTY AND EQUIPMENT
Property and equipment, net of accumulated depreciation of $53,544 at March 31, 2012 and $47,267 at December 31, 2011	133,079	132,835
NOTE RECEIVABLE	487,397	500,000
DEPOSITS	3,183	3,183
Total Assets	$2,999,593	$3,094,562

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$23,862	$15,502
Accrued liabilities	59,834	100,378
Customer deposits	2,004	2,004
Total Current Liabilities	85,700	117,884
Total Liabilities	85,700	117,884
STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none outstanding	-	-
Common stock, $0.001 par value; 50,000,000 shares authorized; shares outstanding 23,982,865 at March 31, 2012 and 23,982,865 at December 31, 2011	23,983	23,983
Additional paid-in capital	34,171,722	34,169,735
Accumulated deficit	(31,284,079)	(31,218,740)
Accumulated other comprehensive gain	2,267	1,700
Total Stockholders' Equity	2,913,893	2,976,678

Total Liabilities and Stockholders' Equity	$2,999,593	$3,094,562

See accompanying notes to condensed consolidated financial statements

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

For the Three Months Ended March 31,	2012	2011

REVENUE AND INVESTMENT INCOME
Product sales	$124,091	$146,114
Maintenance fees	36,512	44,381
Interest income	3,593	27,743
Total Revenue and Investment Income	164,196	218,238
COST OF REVENUE
Product sales	78,145	81,509
Maintenance	7,171	2,740
Total Cost of Revenue	85,316	84,249
GROSS MARGIN	78,880	133,989

OPERATING EXPENSES
Selling, general and administrative expense, including non-cash compensation of $1,987 and $0, respectively	113,872	97,428
Research and development expense	30,347	25,753
Net Operating Expenses	144,219	123,181
Net Income (Loss)	(65,339)	10,808
OTHER COMPREHENSIVE GAIN (LOSS)
Unrealized gain (loss) on investment	567	(18,700)
Comprehensive Loss	$(64,772)	$(7,892)
Basic Earnings Per Common Share	$0.00	$0.00
Diluted Earnings Per Common Share	$0.00	$0.00

See accompanying notes to condensed consolidated financial statements

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Three Months Ended March 31,	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(65,339)	$10,808
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	6,277	6,937
Non-cash compensation expense	1,987	-
Changes in operating assets and liabilities:
Accounts receivable	(3,350)	44,893
Inventory	6,686	10,542
Advance to supplier	-	48,678
Prepaid expenses	(19,606)	(12,214)
Accounts payable	8,360	(7,765)
Accrued liabilities	(40,544)	(34,267)
Other payable	-	5,613
Net Cash Provided By (Used In) Operating Activities	(105,529)	73,225

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(3,986)	-
Purchase of investments in real property tax liens	-	(709)
Proceeds from collections of real property tax liens	2,150	7,392
Proceeds from collection of note receivable	12,603	-
Net Cash Provided by Investing Activities	10,767	6,683

CASH FLOWS FROM FINANCING ACTIVITIES	-	-

Net Increase (Decrease) in Cash	(94,762)	79,908

Cash and cash equivalents at Beginning of Period	2,191,396	2,145,709

Cash and cash equivalents at End of Period	$2,096,634	$2,225,617

See accompanying notes to condensed consolidated financial statements

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Condensed Financial Statements - The accompanying unaudited condensed consolidated financial statements include the accounts of eRoomSystem Technologies, Inc. and its wholly-owned subsidiaries (the "Company"). Intercompany accounts and transactions have been eliminated in consolidation. These financial statements are condensed and, therefore, do not include all disclosures normally required by generally accepted accounting principles. These statements should be read in conjunction with the Company's annual financial statements for the fiscal year ended December 31, 2011 included in the Company's Annual Report on Form 10-K. In particular, the Company's organization, nature of operations and significant accounting principles were presented in Note 1 to the consolidated financial statements in that annual report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying unaudited condensed consolidated financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying unaudited condensed consolidated financial statements for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2012.

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

The following table is a reconciliation of the numerators and denominators used in the calculation of basic and diluted weighted-average common shares outstanding for the three months ended March 31, 2012 and 2011:

For the Three Months Ended March 31,	2012	2011
Basic net income	$(65,339)	$10,808
Diluted net income	$(65,339)	$10,808
Basic weighted-average common shares outstanding	23,982,865	23,907,865
Effect of dilutive securities
Stock options and warrants	-	19,093
Diluted weighted-average common shares outstanding	23,982,865	23,926,958
Basic earnings/(loss) per share	$0.00	$0.00
Diluted earnings/(loss) per share	$0.00	$0.00

During the three months ended March 31, 2012 and 2011, there were 1,868,751 and 2,130,344 respectively of potential common stock equivalents from options and warrants that were not included in the computation of diluted loss per share because their effect would have been anti-dilutive.

NOTE 2 – INVESTMENTS

Investment in Equity Securities Available for Sale – As discussed further in Note 3, the Company was issued 50,000 shares of stock in Blackbird Corporation in July 2008. On June 7, 2010, Blackbird entered into a share exchange with RPID later renamed Spot Mobile International Ltd (“Spot Mobile”). The 50,000 shares of common stock of Blackbird were exchanged for 1,700,000 restricted shares of common stock of Spot Mobile. The Spot Mobile shares were reverse split in October 2010 to 56,667 shares. The Company recorded a $18,700 unrealized loss on the investment in Spot Mobile during the three months ended March 31, 2011. The Company recorded a $567 unrealized gain on the investment in Spot Mobile during the three months ended March 31, 2012, which is included in other comprehensive gain (loss).

Investments in equity securities as of March 31, 2012 are summarized below:

Equity Securities	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Spot Mobile	$-	$2,267	$-	$2,267

At March 31, 2012, accumulated other comprehensive loss consisted solely of the unrealized holding loss from the investment in Spot Mobile.

Investment in Real Property Tax Liens –Total purchases of real property tax liens through March 31, 2012 were $127,902. Through March 31, 2012, the Company collected $100,775 in tax lien settlements. The New Jersey municipal tax liens are receivable from the real property owners and are secured by a first priority lien on the related real property. Upon foreclosure, the Company would obtain ownership of the real property. The tax lien receivables accrue interest up to 18% per annum, accrue penalties at 2% to 6% per annum and are also increased by the amount of any collection expenses incurred. The investment in the real property tax liens are accounted for as an investment in troubled debts and are carried at cost. Collection of interest, penalties and expense reimbursements is not certain and is recognized upon being realized.

NOTE 3 - NOTE RECEIVABLE

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

The concession granted to BlackBird on November 3, 2011 constituted a troubled debt restructuring under current accounting guidance. As a result, the note was classified as a long-term asset. Interest income under the terms of the Secured Note is no longer being recognized until the carrying value has been recovered, and payments received are recognized as a reduction of the carrying value of the note. After the receipt of the $12,603 payment in January 2012, the carrying value of the note receivable was $487,397 at March 31, 2012.

The note receivable was evaluated for impairment and the Company determined that it is likely that estimated future payments from BlackBird or the cash flows from BlackBird’s operations and the value of the underlying collateral is sufficient that upon foreclosure the Company would be able to realize the carrying value of the note. If BlackBird fails to comply with the terms of the agreement dated November 3, 2011, the Company plans on foreclosing on the underlying collateral to collect on the note. Therefore no impairment was recognized during the three months ended March 31, 2012.

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

Management has estimated that the fair value of the note receivable at March 31, 2012 was approximately $414,000.

NOTE 4 - FAIR VALUE MEASUREMENTS

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

Following is a description of the valuation methodologies used for assets measured at fair value.  There have been no changes in the methodologies used at March 31, 2012.

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

The following tables set forth by level, within the fair value hierarchy, the estimated fair values of the Company’s financial assets measured on a recurring basis as of March 31, 2012:

	Level 1	Level 2	Level 3	Total
Investment in Equity Securities
Available for Sale	$2,267	$-	$-	$2,267

Total Assets Measured at Fair Value	$2,267	$-	$-	$2,267

NOTE 5 - STOCKHOLDERS’ EQUITY

During the three months ended March 31, 2012, the Company granted options to purchase 25,000 shares of common stock to an employee for services rendered. These options, which vested immediately, have an exercise price of $0.10 per share and are exercisable through February 22, 2017. These options were valued at approximately $0.08 per share, or $1,987, using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 1.41%, dividend yield of 0.0%, volatility of 111% and expected life of 5 years. No options to purchase shares of common stock were issued in 2011.

During the three months ended March 31, 2012, 695 options to purchase shares of common stock expired.

Compensation expense relating to stock options of $1,987 was recognized during the three months ended March 31, 2012.

There was no unrecognized compensation related to stock options at March 31, 2011.

A summary of stock option and warrant activity for the three months ended March 31, 2012 is as follows:

	Options and Warrants	Exercise Price Range			Weighted - Average Exercise Price
Balance, December 31, 2011	1,844,446	$0.10	-	$1.55	$0.33
Granted	25,000	0.10	-	0.10	0.10
Expired	(695)	1.55	-	1.55	1.55
Balance, March 31, 2012	1,868,751	0.10	-	0.91	0.33

Weighted-average fair value of options granted during the three months ended March 31, 2012					$0.08

 A summary of options and warrants outstanding and exercisable at March 31, 2012 is as follows:

	Outstanding				Exercisable
Range of Exercise Prices	Number Outstanding	Weighted - Average Remaining Contractual Life	Weighted - Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted - Average Exercise Price	Aggregate Intrinsic Value
$0.10 - 0.37	1,855,803	0.80 years	$0.33	$900	1,855,803	$0.33	$900
0.90 - 0.91	12,948	0.24 years	0.90	-	12,948	0.90	-
$0.10 - 0.91	1,868,751	0.80 years	$0.33	$900	1,868,751	$0.33	$900

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

On July 24, 2008, we provided a secured loan of $500,000 to BlackBird Corporation, a Florida corporation (“BlackBird”), an unrelated entity. The funding of the loan took place on completion of a transaction by BlackBird to acquire an unrelated company, USA Datanet Corporation. The acquisition took place on July 24, 2008. The loan is evidenced by a 10% senior secured convertible promissory note, made by BlackBird (the “Secured Note”). The Secured Note matured on June 30, 2009 and the interest rate increased to 18% annually as of January 1, 2009, with interest payable quarterly on the last business day of each quarter. An extension to the note was provided through June 30, 2011 at an interest rate of 18%. Blackbird is presently in default of its obligations under the note due to non-payment. In light of BlackBird’s inability to make payments as due, the Company agreed to lower the interest rate on the Secured Note to 10%. BlackBird is current with their interest payments as of May 14, 2012.

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

Liquidity and Capital Resources

At March 31, 2012, our principal sources of liquidity consisted of $2,096,634 of cash and working capital of $2,290,234, as compared to $2,191,396 of cash and working capital of $2,340,660 at December 31, 2011. In addition, our stockholders' equity was $2,913,893 at March 31, 2012, compared to stockholders' equity of $2,976,678 at December 31, 2011, a decrease of $62,785. The decrease in cash primarily reflects for the most part the net loss during the three months ended March 31, 2012.

Our accumulated deficit increased from $31,218,740 at December 31, 2011 to $31,284,079 at March 31, 2012. The $65,339 increase in accumulated deficit resulted directly from the net loss realized for the three months ended March 31, 2012.

Cash flow used in operations for the three months ended March 31, 2012 was $105,529 as compared to $73,225 provided in the same period ended March 31, 2011.

Investing activities for the three months ended March 31, 2012 provided net cash of $10,767, compared to $6,683 of net cash provided during the three months ended March 31, 2011.

There were no financing activities in the three months ended March 31, 2012 and 2011.

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

We continuously explore opportunities and perform due diligence on third parties with respect to potential investments. At this time, we have not reached a definitive agreement to make further investments. In addition, we may acquire an operating company in the future if the opportunity arises. The timing and return on such investments, however, cannot be assured.

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

Description of Expenses

Cost of product sales consists primarily of cost of goods and labor as well as remaining basis on the sale of old refreshment centers. We capitalize the production, shipping, installation and sales commissions related to the eRoomServ refreshment centers, eRoomSafes, eRoomTrays and eRoomEnergy management products placed under revenue-sharing agreements. Cost of maintenance fee revenues primarily consists of expenses related to customer support and maintenance.

Selling, general and administrative expenses primarily consist of general and administrative expenses including professional fees, salaries and related costs for accounting, administration, finance, human resources, information systems and legal personnel.

Research and development expenses consist of payroll and related costs for hardware and software engineers, quality assurance specialists, management personnel, and the costs of materials used by our consultants in the maintenance of our existing installed products as well as research and development for new products. Research and development expenses in the three months ended March 31, 2012 and 2011 were $30,347 and $25,753, respectively.

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

Comparison of Three Months Ended March 31, 2012 and 2011

Revenues

Product Sales — Revenue from product sales was $124,091 for the three months ended March 31, 2012, compared to $146,114 for the three months ended March 31, 2011, representing a decrease of $22,023, or 15.1%. The decrease in product sales revenues related to fluctuations of product sales from the minibars.

Maintenance Fees— Maintenance fees were $36,512 for the three months ended March 31, 2012, compared to $44,381 for the three months ended March 31, 2011, representing a decrease of $7,869, or 17.7%. The decrease in maintenance fee revenue related to the termination of hotels’ maintenance services.

Interest — Our income from interest was $3,593 for the three months ended March 31, 2012, compared to $27,743 for the three months ended March 31, 2011, representing a decrease of $24,150, or 87%. The decrease in interest income related to accounting for the interest paid on the Secured Note from BlackBird Corporation as a payment of principal.

Cost of Revenue

Cost of Product Sales Revenue — Our cost of product sales revenue for the three months ended March 31, 2012 was $78,145, compared to $81,509 for the three months ended March 31, 2011, a decrease of $3,364, or 4.1%. The decrease in cost of product sales revenue relates to the decrease in product sales since March 31, 2011.

Cost of Maintenance Revenue — Our cost of maintenance revenue was $7,171 for the three months ended March 31, 2012, compared to $2,740 for the three months ended March 31, 2011, representing an increase of $4,431, or 161.7%. The increase in our cost of maintenance fee revenue related to replacement of some aging equipment.

The changes and percent changes with respect to our revenues and our cost of revenue for the three months ended March 31, 2012 and 2011 are summarized as follows:

	For the Three Months
	Ended March 31,
	2012	2011	Change	Percent Change
REVENUE
Product sales	$124,091	$146,114	$(22,023)	-15.1%
Maintenance fees	36,512	44,381	(7,869)	-17.7%
Interest income	3,593	27,743	(24,150)	-87.0%
Total Revenue	164,196	218,238	(54,042)	-24.8%

COST OF REVENUE
Product sales	78,145	81,509	(3,364)	-4.1%
Maintenance fees	7,171	2,740	4,431	161.7%
Total Cost of Revenue	$85,316	$84,249	$1,067	1.3%

Although the preceding table summarizes the net changes and percent changes with respect to our revenues and our cost of revenue for the three months ended March 31, 2012 and 2011, the trends contained therein are limited and should not be viewed as a definitive indication of our future results.

Operating Expenses

Selling, General and Administrative — Selling, general and administrative expenses, including non-cash compensation expense, were $113,872 for the three months ended March 31, 2012, compared to $97,428 for the three months ended March 31, 2011, representing an increase of $16,444, or 16.9%. The difference was due in part to the increase in bad debt expense.

Research and Development—Research and development expenses were $30,347 for the three months ended March 31, 2012, compared to $25,753 for the three months ended March 31, 2011 representing an increase of $4,594 or 17.1%. The increase was due to a step-up in research and development during the three months ended March 31, 2012.

Net Income (Loss) Attributable to Common Stockholders

We realized a net loss of $65,339 for the three months ended March 31, 2012, compared to a net income of $10,808 during the three months ended March 31, 2011. The $76,147 decrease in net income during the three months ended March 31, 2012 related primarily to the decrease in revenue during the three months ended March 31, 2012.

Contractual Cash Obligations and Commercial Commitments

There were no significant contractual cash obligations or commercial commitments either on or off balance sheet as of March 31, 2012.

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

Date: May 15, 2012
	By:	/s/ David A. Gestetner
	Name:	David A. Gestetner
	Title:	President, Chief Executive Officer, Secretary,
and Chairman of the Board
(Principal Executive, Financial, and Accounting Officer)