Form 10-Q
period 2012-06-30
EROOMSYSTEM TECHNOLOGIES INC
filed 2012-08-14
CIK 1110361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

The number of shares of the issuer’s common stock issued and outstanding as of August 13, 2012 was 24,057,865 shares.

EROOMSYSTEM TECHNOLOGIES, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
	2012	2011
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,037,249	$2,191,396
Investment in equity securities available for sale	1,700	1,700
Investment in real property tax liens	28,336	29,027
Accounts receivable, net of allowance for doubtful accounts of $9,330 at June 30, 2012 and $10,260 at December 31, 2011	52,869	58,143
Inventory	164,945	170,423
Prepaid expenses	29,319	7,855
Total Current Assets	2,314,418	2,458,544
PROPERTY AND EQUIPMENT
Property and equipment, net of accumulated depreciation of $52,276 at June 30, 2012 and $47,267 at December 31, 2011	119,836	132,835
NOTE RECEIVABLE	474,931	500,000
DEPOSITS	3,183	3,183
Total Assets	$2,912,368	$3,094,562

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$23,678	$15,502
Accrued liabilities	54,816	100,378
Customer deposits	2,004	2,004
Total Current Liabilities	80,498	117,884
Total Liabilities	80,498	117,884
STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none outstanding	-	-
Common stock, $0.001 par value; 50,000,000 shares authorized; shares outstanding 24,057,865 at June 30, 2012 and 23,982,865 at December 31, 2011	24,058	23,983
Additional paid-in capital	34,182,147	34,169,735
Accumulated deficit	(31,376,035)	(31,218,740)
Accumulated other comprehensive gain	1,700	1,700
Total Stockholders' Equity	2,831,870	2,976,678

Total Liabilities and Stockholders' Equity	$2,912,368	$3,094,562

See accompanying notes to condensed consolidated financial statements

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME LOSS (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011

REVENUE AND INVESTMENT INCOME
Product sales	$138,804	$149,073	$262,895	$295,187
Maintenance fees	37,301	43,480	73,813	87,861
Interest income	2,446	28,100	6,039	55,843
Total Revenue	178,551	220,653	342,747	438,891
COST OF REVENUE
Product sales	102,497	82,351	180,642	163,860
Maintenance	4,092	4,777	11,263	7,517
Total Cost of Revenue	106,589	87,128	191,905	171,377
GROSS MARGIN	71,962	133,525	150,842	267,514

OPERATING EXPENSES
Selling, general and administrative expense, including non-cash compensation of $10,500, $10,500, $12,487 and $10,500, respectively	107,580	124,069	221,452	221,497
Research and development expense	56,338	21,482	86,685	47,235
Net Operating Expenses	163,918	145,551	308,137	268,732
Net Loss	(91,956)	(12,026)	(157,295)	(1,218)
Unrealized loss on investment in equity securities available for sale	-	(9,633)	-	(28,333)
Comprehensive Loss	$(91,956)	$(21,659)	$(157,295)	$(29,551)
Basic Loss Per Common Share	$-	$-	$(0.01)	$-
Diluted Loss Per Common Share	$-	$-	$(0.01)	$-

See accompanying notes to condensed consolidated financial statements

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Six Months Ended June 30,	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(157,295)	$(1,218)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	12,441	12,486
Loss on sale of equipment	5,278	-
Non-cash compensation expense	12,487	10,500
Changes in operating assets and liabilities:
Accounts receivable	5,274	60,358
Accrued interest receivable	-	246
Inventory	(5,257)	20,910
Advance to supplier	-	48,678
Prepaid expenses	(21,464)	(29,613)
Accounts payable	8,176	(7,858)
Accrued liabilities	(45,562)	(42,071)
Net Cash Provided By (Used In) Operating Activities	(185,922)	72,418

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(5,235)	-
Proceeds from sale of vending machines	11,250	-
Purchase of investments in real property tax liens	(2,398)	(709)
Proceeds from collections of real property tax liens	3,089	21,912
Proceeds from collection of note receivable	25,069	-
Net Cash Provided by (Used In) Investing Activities	31,775	21,203

CASH FLOWS FROM FINANCING ACTIVITIES	-	-

Net Increase (Decrease) in Cash	(154,147)	93,621

Cash and cash equivalents at Beginning of Period	2,191,396	2,145,709

Cash and cash equivalents at End of Period	$2,037,249	$2,239,330

See accompanying notes to condensed consolidated financial statements

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Condensed Financial Statements - The accompanying unaudited condensed consolidated financial statements include the accounts of eRoomSystem Technologies, Inc. and its wholly-owned subsidiaries (the "Company"). Intercompany accounts and transactions have been eliminated in consolidation. These financial statements are condensed and, therefore, do not include all disclosures normally required by generally accepted accounting principles. These statements should be read in conjunction with the Company's annual financial statements for the fiscal year ended December 31, 2011 included in the Company's Annual Report on Form 10-K. In particular, the Company's organization, nature of operations and significant accounting principles were presented in Note 1 to the consolidated financial statements in that annual report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying unaudited condensed consolidated financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying unaudited condensed consolidated financial statements for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2012.

Cash and Cash Equivalents – Cash and cash equivalents include highly-liquid debt investments with original maturities of three months or less, readily convertible to known amounts of cash.

Inventory - The Company maintains an inventory of product that is sold in the refreshment centers in a number of hotels. The Company also maintains an inventory of refreshment centers to be placed in hotels. The inventory is purchased as finished goods and is valued using the first in, first out method.

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

The following table is a reconciliation of the numerators and denominators used in the calculation of basic and diluted weighted-average common shares outstanding for the three and six months ended June 30, 2012 and 2011:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2012	2011	2012	2011
Net loss	$(91,956)	$(12,026)	$(157,295)	$(1,218)
Basic weighted-average common shares outstanding	24,020,777	23,949,898	24,001,821	23,928,998
Effect of dilutive securities
Stock options and warrants	-	-	-	-
Diluted weighted-average common shares outstanding	24,020,777	23,949,898	24,001,821	23,928,998
Basic loss per share	$-	$-	$(0.01)	$-
Diluted loss per share	$-	$-	$(0.01)	$-

During the three and six months ended June 30, 2012, there were 1,855,803 of potential common stock equivalents from options and warrants that were not included in the computation of diluted loss per share because their effect would have been anti-dilutive. During the three and six months ended June 30, 2011, there were 2,175,344 of potential common stock equivalents from options and warrants that were not included in the computation of diluted loss per share because their effect would have been anti-dilutive.

NOTE 2 – INVESTMENTS

Investment in Equity Securities Available for Sale – As discussed further in Note 3, the Company was issued 50,000 shares of stock in Blackbird Corporation in July 2008. On June 7, 2010, Blackbird entered into a share exchange with RPID later renamed Spot Mobile International Ltd (“Spot Mobile”). The 50,000 shares of common stock of Blackbird were exchanged for 1,700,000 restricted shares of common stock of Spot Mobile. The Spot Mobile shares were reverse split in October 2010 to 56,667 shares. The Company recorded a $28,333 unrealized loss on the investment in Spot Mobile during the six months ended June 30, 2011. There was no unrealized gain or loss on the investment in Spot Mobile during the six months ended June 30, 2012.

Investments in equity securities as of June 30, 2012 are summarized below:

Equity Securities	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Spot Mobile	$-	$1,700	$-	$1,700

Investment in Real Property Tax Liens –Total purchases of real property tax liens through June 30, 2012 were $130,300. Through June 30, 2012, the Company collected $101,714 in tax lien settlements. The New Jersey municipal tax liens are receivable from the real property owners and are secured by a first priority lien on the related real property. Upon foreclosure, the Company would obtain ownership of the real property. The tax lien receivables accrue interest up to 18% per annum, accrue penalties at 2% to 6% per annum and are also increased by the amount of any collection expenses incurred. The investment in the real property tax liens are accounted for as an investment in troubled debts and are carried at cost. Collection of interest, penalties and expense reimbursements is not certain and is recognized upon being realized.

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

BlackBird did not pay its interest payment for the second quarter of 2011 in a timely fashion. On November 3, 2011, the Company entered into a forbearance agreement with BlackBird to reduce the interest rate on the Secured Note to 10% retroactive to April 1, 2011 and to not foreclose on BlackBird’s assets if BlackBird remains in compliance with the terms of the agreement. As part of this agreement, BlackBird agreed to pay all outstanding interest due on the loan through September 30, 2011 by November 11, 2011. BlackBird also agreed to make monthly interest payments within 10 days after the end of each month. The outstanding accrued interest of $25,609 as of September 30, 2011 was paid in full on November 10, 2011.

The concession granted to BlackBird on November 3, 2011 constituted a troubled debt restructuring under current accounting guidance. As a result, the note was classified as a long-term asset. Interest income under the terms of the Secured Note is no longer being recognized until the carrying value has been recovered, and payments received are recognized as a reduction of the carrying value of the note. After the receipt of the $25,069 payments during the six months ended June 30, 2012, the carrying value of the note receivable was $474,931 at June 30, 2012.

The note receivable was evaluated for impairment and the Company determined that it is likely that estimated future payments from BlackBird or the cash flows from BlackBird’s operations and the value of the underlying collateral is sufficient that upon foreclosure the Company would be able to realize the carrying value of the note. If BlackBird fails to comply with the terms of the agreement dated November 3, 2011, the Company plans on foreclosing on the underlying collateral to collect on the note. Therefore no impairment was recognized during the six months ended June 30, 2012.

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

Management has estimated that the fair value of the note receivable at June 30, 2012 was approximately $414,000.

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

Following is a description of the valuation methodologies used for assets measured at fair value.  There have been no changes in the methodologies used at June 30, 2012.

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

The following tables set forth by level, within the fair value hierarchy, the estimated fair values of the Company’s financial assets measured on a recurring basis as of June 30, 2012:

	Level 1	Level 2	Level 3	Total
Investment in Equity Securities
Available for Sale	$1,700	$-	$-	$1,700

Total Assets Measured at Fair Value	$1,700	$-	$-	$1,700

NOTE 5 - STOCKHOLDERS’ EQUITY

During the six months ended June 30, 2012, the Company granted options to purchase 25,000 shares of common stock to an employee for services rendered. These options, which vested immediately, have an exercise price of $0.10 per share and are exercisable through February 22, 2017. These options were valued at approximately $0.08 per share, or $1,987, using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 1.41%, dividend yield of 0.0%, volatility of 111% and expected life of 5 years. No options to purchase shares of common stock were issued in 2011.

During the six months ended June 30, 2012, 13,643 options to purchase shares of common stock expired.

Compensation expense relating to stock options of $1,987 was recognized during the six months ended June 30, 2012. On May 15, 2012, the Company issued 50,000 shares of common stock to its Board of Directors in recognition of services rendered as well as 25,000 shares to a consultant in recognition of services rendered. These shares were valued at $10,500 ($0.14 per share). On May 10, 2011, the Company issued 75,000 shares of common stock to its Board of Directors and a consultant in recognition of services rendered. These shares were valued at $10,500 ($0.14 per share).

There was no unrecognized compensation related to stock options at June 30, 2012 and 2011.

A summary of stock option and warrant activity for the six months ended June 30, 2012 is as follows:

	Options and Warrants	Exercise Price Range			Weighted - Average Exercise Price
Balance, December 31, 2011	1,844,446	$0.10	-	$1.55	$0.33
Granted	25,000	0.10	-	0.10	0.10
Expired	(13,643)	0.90	-	1.55	0.94
Balance, June 30, 2012	1,855,803	0.10	-	0.37	0.33
Weighted-average fair value of options granted during the six months ended June 30, 2012					$0.08

 A summary of options and warrants outstanding and exercisable at June 30, 2012 is as follows:

	Outstanding				Exercisable
Range of Exercise Prices	Number Outstanding	Weighted - Average Remaining Contractual Life	Weighted - Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted - Average Exercise Price	Aggregate Intrinsic Value
$0.10 - 0.26	507,500	1.85 years	$0.21	$4,000	507,500	$0.21	$4,000
$0.27 - 0.37	1,348,303	0.06 years	0.37	-	1,348,303	0.37	-
$0.10 - 0.37	1,855,803	0.55 years	$0.33	$4,000	1,855,803	$0.33	$4,000

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

We are continuing to step-up our focus on the research and development of new products. Our new products incorporate cutting edge wireless technology utilizing micro-controllers that can detect information about products placed on our proprietary sensors. A cloud based system allows interaction with the data collected by the micro-controllers and sensors from any web enabled browser, which is collected by our current server software and utilized. There is no assurance that the products we are working on will be successfully completed or deployed.

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

On July 24, 2008, we provided a secured loan of $500,000 to BlackBird Corporation, a Florida corporation (“BlackBird”), an unrelated entity. The funding of the loan took place on completion of a transaction by BlackBird to acquire an unrelated company, USA Datanet Corporation. The acquisition took place on July 24, 2008. The loan is evidenced by a 10% senior secured convertible promissory note, made by BlackBird (the “Secured Note”). The Secured Note matured on June 30, 2009 and the interest rate increased to 18% annually as of January 1, 2009, with interest payable quarterly on the last business day of each quarter. An extension to the note was provided through June 30, 2011 at an interest rate of 18%. Blackbird is presently in default of its obligations under the note due to non-payment. In light of BlackBird’s inability to make payments as due, the Company agreed to lower the interest rate on the Secured Note to 10%. BlackBird is current with their interest payments as of August 13, 2012.

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

Liquidity and Capital Resources

At June 30, 2012, our principal sources of liquidity consisted of $2,037,249 of cash and working capital of $2,233,920, as compared to $2,191,396 of cash and working capital of $2,340,660 at December 31, 2011. In addition, our stockholders' equity was $2,831,870 at June 30, 2012, compared to stockholders' equity of $2,976,678 at December 31, 2011, a decrease of $144,808. The decrease in cash reflects for the most part the net loss during the six months ended June 30, 2012.

Our accumulated deficit increased from $31,218,740 at December 31, 2011 to $31,376,035 at June 30, 2012. The $157,295 increase in accumulated deficit resulted directly from the net loss realized for the six months ended June 30, 2012.

Cash flow used in operations for the six months ended June 30, 2012 was $185,922 as compared to $72,418 provided in the same period ended June 30, 2011.

Investing activities for the six months ended June 30, 2012 provided net cash of $31,775, compared to $21,203 of net cash provided during the six months ended June 30, 2011.

There were no financing activities in the six months ended June 30, 2012 and 2011.

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

Research and development expenses consist of payroll and related costs for hardware and software engineers, quality assurance specialists, management personnel, and the costs of materials used by our consultants in the maintenance of our existing installed products as well as research and development for new products. Research and development expenses in the six months ended June 30, 2012 and 2011 were $86,685 and $47,235, respectively.

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

Comparison of the Three Months Ended June 30, 2012 and 2011

Revenues

Product Sales — Revenue from product sales was $138,804 for the three months ended June 30, 2012, compared to $149,073 for the three months ended June 30, 2011, representing a decrease of $10,269, or 6.9%. The decrease in product sales revenues related to fluctuations of product sales from the minibars.

Maintenance Fees— Maintenance fees were $37,301 for the three months ended June 30, 2012, compared to $43,480 for the three months ended June 30, 2011, representing a decrease of $6,179, or 14.2%. The decrease in maintenance fee revenue related to the termination of hotels’ maintenance services.

Interest — Our income from interest was $2,446 for the three months ended June 30, 2012, compared to $28,100 for the three months ended June 30, 2011, representing a decrease of $25,654, or 91.3%. The decrease in interest income related to accounting for the interest paid on the Secured Note from BlackBird Corporation as a payment of principal.

Cost of Revenue

Cost of Product Sales Revenue — Our cost of product sales revenue for the three months ended June 30, 2012 was $102,497, compared to $82,351 for the three months ended June 30, 2011, an increase of $20,146, or 24.5%. The increase in cost of product sales revenue relates to the sale of some vending machines.

Cost of Maintenance Revenue — Our cost of maintenance revenue was $4,092 for the three months ended June 30, 2012, compared to $4,777 for the three months ended June 30, 2011, representing a decrease of $685, or 14.3%. The decrease in our cost of maintenance fee revenue related minor fluctuations in cost of maintenance.

The changes and percent changes with respect to our revenues and our cost of revenue for the three months ended June 30, 2012 and 2011 are summarized as follows:

	For the Three Months
	Ended June 30,			Percent
	2012	2011	Change	Change
REVENUE
Product sales	$138,804	$149,073	$(10,269)	-6.9%
Maintenance fees	37,301	43,480	(6,179)	-14.2%
Interest income	2,446	28,100	(25,654)	-91.3%
Total Revenue	178,551	220,653	(42,102)	-19.1%

COST OF REVENUE
Product sales	102,497	82,351	20,146	24.5%
Maintenance	4,092	4,777	(685)	-14.3%
Total Cost of Revenue	$106,589	$87,128	$19,461	22.3%

Although the preceding table summarizes the net changes and percent changes with respect to our revenues and our cost of revenue for the three months ended June 30, 2012 and 2011, the trends contained therein are limited and should not be viewed as a definitive indication of our future results.

Operating Expenses

Selling, General and Administrative — Selling, general and administrative expenses, including non-cash compensation expense, were $107,580 for the three months ended June 30, 2012, compared to $124,069 for the three months ended June 30, 2011, representing a decrease of $16,489, or 13.3%. The difference was due to the additional cost of paying out Cardinal Pointe Capital for the Kooltech minibar system that was incurred during the three months ended June 30, 2011.

Research and Development—Research and development expenses were $56,338 for the three months ended June 30, 2012, compared to $21,482 for the three months ended June 30, 2011 representing an increase of $34,856 or 162.3%. The increase was due to a step-up in research and development during the three months ended June 30, 2012.

Net Loss Attributable to Common Stockholders

We realized a net loss of $91,956 for the three months ended June 30, 2012, compared to a net loss of $12,026 during the three months ended June 30, 2011. The $79,930 increase in net loss during the three months ended June 30, 2012 related primarily to the decrease in revenue, increase in cost of goods and increase in research and development costs during the three months ended June 30, 2012.

Comparison of Six Months Ended June 30, 2012 and 2011

Revenues

Product Sales — Revenue from product sales was $262,895 for the six months ended June 30, 2012, compared to $295,187 for the six months ended June 30, 2011, representing a decrease of $32,292, or 10.9%. The decrease in product sales revenues related to fluctuations of product sales from the minibars.

Maintenance Fees— Maintenance fees were $73,813 for the six months ended June 30, 2012, compared to $87,861 for the six months ended June 30, 2011, representing a decrease of $14,048, or 16%. The decrease in maintenance fee revenue related to the termination of hotels’ maintenance services.

Interest — Our income from interest was $6,039 for the six months ended June 30, 2012, compared to $55,843 for the six months ended June 30, 2011, representing a decrease of $49,804, or 89.2%. The decrease in interest income related to accounting for the interest paid on the Secured Note from BlackBird Corporation as a payment of principal.

Cost of Revenue

Cost of Product Sales Revenue — Our cost of product sales revenue for the six months ended June 30, 2012 was $180,642, compared to $163,860 for the six months ended June 30, 2011, an increase of $16,782, or 10.2%. The increase in cost of product sales revenue relates to the sale of some vending machines during the six months ended June 30, 2012.

Cost of Maintenance Revenue — Our cost of maintenance revenue was $11,263 for the six months ended June 30, 2012, compared to $7,517 for the six months ended June 30, 2011, representing an increase of $3,746, or 49.8%. The increase in our cost of maintenance fee revenue related to replacement of some aging equipment.

The changes and percent changes with respect to our revenues and our cost of revenue for the six months ended June 30, 2012 and 2011 are summarized as follows:

	For the Six Months
	Ended June 30,			Percent
	2012	2011	Change	Change
REVENUE
Product sales	$262,895	$295,187	$(32,292)	-10.9%
Maintenance fees	73,813	87,861	(14,048)	-16.0%
Interest income	6,039	55,843	(49,804)	-89.2%
Total Revenue	342,747	438,891	(96,144)	-21.9%

COST OF REVENUE
Product sales	180,642	163,860	16,782	10.2%
Maintenance	11,263	7,517	3,746	49.8%
Total Cost of Revenue	$191,905	$171,377	$20,528	12.0%

Although the preceding table summarizes the net changes and percent changes with respect to our revenues and our cost of revenue for the six months ended June 30, 2012 and 2011, the trends contained therein are limited and should not be viewed as a definitive indication of our future results.

Operating Expenses

Selling, General and Administrative — Selling, general and administrative expenses, including non-cash compensation expense, were $221,452 for the six months ended June 30, 2012, compared to $221,497 for the six months ended June 30, 2011, representing a decrease of $45, or 0%. The difference was immaterial.

Research and Development—Research and development expenses were $86,685 for the six months ended June 30, 2012, compared to $47,235 for the six months ended June 30, 2011 representing an increase of $39,450 or 83.5%. The increase was due to a step-up in research and development during the six months ended June 30, 2012.

Net Loss Attributable to Common Stockholders

We realized a net loss of $157,295 for the six months ended June 30, 2012, compared to a net loss of $1,218 during the six months ended June 30, 2011. The $156,077 increase in net loss during the six months ended June 30, 2012 related primarily to the decrease in revenue, increase in cost of goods and increase in research and development costs during the six months ended June 30, 2012.

Contractual Cash Obligations and Commercial Commitments

There were no significant contractual cash obligations or commercial commitments either on or off balance sheet as of June 30, 2012.

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

Item 4. Mine Safety Disclosures

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

Date: August 14, 2012
	By:	/s/ David A. Gestetner
	Name:	David A. Gestetner
	Title:	President, Chief Executive Officer, Secretary,
and Chairman of the Board
(Principal Executive, Financial, and Accounting Officer)