Form 10-Q
period 2012-09-30
EROOMSYSTEM TECHNOLOGIES INC
filed 2012-11-14
CIK 1110361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 ☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

The number of shares of the issuer’s common stock issued and outstanding as of November 13, 2012 was 24,057,865 shares.

EROOMSYSTEM TECHNOLOGIES, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
	2012	2011
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,028,736	$2,191,396
Investment in equity securities available for sale	1,133	1,700
Investment in real property tax liens	28,336	29,027
Accounts receivable, net of allowance for doubtful accounts of $9,330 at September 30, 2012 and $10,260 at December 31, 2011	51,291	58,143
Inventory	155,000	170,423
Prepaid expenses	21,447	7,855
Total Current Assets	2,285,943	2,458,544
PROPERTY AND EQUIPMENT
Property and equipment, net of accumulated depreciation of $42,553 at September 30, 2012 and $47,267 at December 31, 2011	97,314	132,835
NOTE RECEIVABLE	462,466	500,000
DEPOSITS	3,183	3,183
Total Assets	$2,848,906	$3,094,562

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$29,906	$15,502
Accrued liabilities	46,735	100,378
Customer deposits	2,004	2,004
Total Current Liabilities	78,645	117,884
Total Liabilities	78,645	117,884
STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none outstanding	-	-
Common stock, $0.001 par value; 50,000,000 shares authorized; shares outstanding 24,057,865 at September 30, 2012 and 23,982,865 at December 31, 2011	24,058	23,983
Additional paid-in capital	34,182,147	34,169,735
Accumulated deficit	(31,437,077)	(31,218,740)
Accumulated other comprehensive gain	1,133	1,700
Total Stockholders' Equity	2,770,261	2,976,678

Total Liabilities and Stockholders' Equity	$2,848,906	$3,094,562

See accompanying notes to condensed consolidated financial statements

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME LOSS (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011

REVENUE AND INVESTMENT INCOME
Product sales	$140,873	$126,807	$403,768	$421,994
Maintenance fees	33,836	39,820	107,649	127,681
Interest income	2,785	8,515	8,824	64,358
Total Revenue	177,494	175,142	520,241	614,033
COST OF REVENUE
Product sales	101,793	66,260	282,435	230,120
Maintenance	2,871	8,301	14,134	15,818
Total Cost of Revenue	104,664	74,561	296,569	245,938
GROSS MARGIN	72,830	100,581	223,672	368,095

OPERATING EXPENSES
Selling, general and administrative expense, including non-cash compensation of $0, $0, $12,487 and $10,500, respectively	87,795	101,011	309,247	322,508
Research and development expense	46,077	22,393	132,762	69,628
Net Operating Expenses	133,872	123,404	442,009	392,136
Net Loss	(61,042)	(22,823)	(218,337)	(24,041)
Unrealized loss on investment in equity securities available for sale	(567)	(11,334)	(567)	(39,667)
Comprehensive Loss	$(61,609)	$(34,157)	$(218,904)	$(63,708)
Basic Loss Per Common Share	$-	$-	$(0.01)	$-
Diluted Loss Per Common Share	$-	$-	$(0.01)	$-

See accompanying notes to condensed consolidated financial statements

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Nine Months Ended September 30,	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(218,337)	$(24,041)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	16,601	17,070
Loss on sale of equipment	15,125	-
Non-cash compensation expense	12,487	10,500
Changes in operating assets and liabilities:
Accounts receivable	6,852	55,294
Accrued interest receivable	-	(2,384)
Inventory	(6,197)	16,436
Advance to supplier	-	48,678
Prepaid expenses	(13,592)	(12,912)
Accounts payable	14,404	212
Accrued liabilities	(53,643)	(35,937)
Net Cash Provided By (Used In) Operating Activities	(226,300)	72,916

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(5,235)	(1,312)
Proceeds from sale of vending machines	30,650	-
Purchase of investments in real property tax liens	(2,398)	(3,001)
Proceeds from collections of real property tax liens	3,089	33,947
Proceeds from collection of note receivable	37,534	-
Net Cash Provided by Investing Activities	63,640	29,634

CASH FLOWS FROM FINANCING ACTIVITIES	-	-

Net Increase (Decrease) in Cash	(162,660)	102,550

Cash and cash equivalents at Beginning of Period	2,191,396	2,145,709

Cash and cash equivalents at End of Period	$2,028,736	$2,248,259

See accompanying notes to condensed consolidated financial statements

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Condensed Financial Statements - The accompanying unaudited condensed consolidated financial statements include the accounts of eRoomSystem Technologies, Inc. and its wholly-owned subsidiaries (the "Company"). Intercompany accounts and transactions have been eliminated in consolidation. These financial statements are condensed and, therefore, do not include all disclosures normally required by generally accepted accounting principles. These statements should be read in conjunction with the Company's annual financial statements for the fiscal year ended December 31, 2011 included in the Company's Annual Report on Form 10-K. In particular, the Company's organization, nature of operations and significant accounting principles were presented in Note 1 to the consolidated financial statements in that annual report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying unaudited condensed consolidated financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2012.

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

The following table is a reconciliation of the numerators and denominators used in the calculation of basic and diluted weighted-average common shares outstanding for the three and nine months ended September 30, 2012 and 2011:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2012	2011	2012	2011
Net loss	$(61,042)	$(22,823)	$(218,337)	$(24,041)
Basic weighted-average common shares outstanding	24,057,865	23,982,865	24,020,639	23,947,151
Effect of dilutive securities
Stock options and warrants	-	-	-	-
Diluted weighted-average common shares outstanding	24,057,865	23,982,865	24,020,639	23,947,151
Basic loss per share	$-	$-	$(0.01)	$-
Diluted loss per share	$-	$-	$(0.01)	$-

During the three and nine months ended September 30, 2012, there were 482,500 of potential common stock equivalents from options and warrants that were not included in the computation of diluted loss per share because their effect would have been anti-dilutive. During the three and nine months ended September 30, 2011, there were 2,175,344 of potential common stock equivalents from options and warrants that were not included in the computation of diluted loss per share because their effect would have been anti-dilutive.

NOTE 2 – INVESTMENTS

Investment in Equity Securities Available for Sale – As discussed further in Note 3, the Company was issued 50,000 shares of stock in Blackbird Corporation in July 2008. On June 7, 2010, Blackbird entered into a share exchange with RPID later renamed Spot Mobile International Ltd (“Spot Mobile”). The 50,000 shares of common stock of Blackbird were exchanged for 1,700,000 restricted shares of common stock of Spot Mobile. The Spot Mobile shares were reverse split in October 2010 to 56,667 shares. The Company recorded a $39,667 unrealized loss on the investment in Spot Mobile during the nine months ended September 30, 2011. The Company recorded an unrealized loss of $567 on the investment in Spot Mobile during the nine months ended September 30, 2012.

Investments in equity securities as of September 30, 2012 are summarized below:

Equity Securities	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Spot Mobile	$-	$1,133	$-	$1,133

Investment in Real Property Tax Liens –Total purchases of real property tax liens through September 30, 2012 were $130,300. Through September 30, 2012, the Company collected $101,714 in tax lien settlements. The New Jersey municipal tax liens are receivable from the real property owners and are secured by a first priority lien on the related real property. Upon foreclosure, the Company would obtain ownership of the real property. The tax lien receivables accrue interest up to 18% per annum, accrue penalties at 2% to 6% per annum and are also increased by the amount of any collection expenses incurred. The investment in the real property tax liens are accounted for as an investment in troubled debts and are carried at cost. Collection of interest, penalties and expense reimbursements is not certain and is recognized upon being realized.

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

The concession granted to BlackBird on November 3, 2011 constituted a troubled debt restructuring under current accounting guidance. As a result, the note was classified as a long-term asset. Interest income under the terms of the Secured Note is no longer being recognized until the carrying value has been recovered, and payments received are recognized as a reduction of the carrying value of the note. After receipt of the $37,534 in payments during the nine months ended September 30, 2012, the carrying value of the note receivable was $462,466 at September 30, 2012.

The note receivable was evaluated for impairment and the Company determined that it is likely that estimated future payments from BlackBird or the cash flows from BlackBird’s operations and the value of the underlying collateral is sufficient that upon foreclosure the Company would be able to realize the carrying value of the note. If BlackBird fails to comply with the terms of the agreement dated November 3, 2011, the Company plans on foreclosing on the underlying collateral to collect on the note. Therefore no impairment was recognized during the nine months ended September 30, 2012.

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

Management has estimated that the fair value of the note receivable at September 30, 2012 was approximately $414,000.

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

Following is a description of the valuation methodologies used for assets measured at fair value.  There have been no changes in the methodologies used at September 30, 2012.

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

The following tables set forth by level, within the fair value hierarchy, the estimated fair values of the Company’s financial assets measured on a recurring basis as of September 30, 2012:

	Level 1	Level 2	Level 3	Total
Investment in Equity Securities
Available for Sale	$1,133	$-	$-	$1,133

Total Assets Measured at Fair Value	$1,133	$-	$-	$1,133

NOTE 5 - STOCKHOLDERS’ EQUITY

During the nine months ended September 30, 2012, the Company granted options to purchase 25,000 shares of common stock to an employee for services rendered. These options, which vested immediately, have an exercise price of $0.10 per share and are exercisable through February 22, 2017. These options were valued at approximately $0.08 per share, or $1,987, using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 1.41%, dividend yield of 0.0%, volatility of 111% and expected life of 5 years. No options to purchase shares of common stock were issued in 2011.

During the nine months ended September 30, 2012, 1,386,946 options to purchase shares of common stock expired.

Compensation expense relating to stock options of $1,987 was recognized during the nine months ended September 30, 2012. On May 15, 2012, the Company issued 50,000 shares of common stock to its Board of Directors in recognition of services rendered as well as 25,000 shares to a consultant in recognition of services rendered. These shares were valued at $10,500 ($0.14 per share). On May 10, 2011, the Company issued 75,000 shares of common stock to its Board of Directors and a consultant in recognition of services rendered. These shares were valued at $10,500 ($0.14 per share).

There was no unrecognized compensation related to stock options at September 30, 2012 and 2011.

A summary of stock option and warrant activity for the nine months ended September 30, 2012 is as follows:

	Options and Warrants	Exercise Price Range			Weighted - Average Exercise Price
Balance, December 31, 2011	1,844,446	$0.10	-	$1.55	$0.33
Granted	25,000	0.10	-	0.10	0.10
Expired	(1,386,946)	0.10	-	1.55	0.37
Balance, September 30, 2012	482,500	0.10	-	0.26	0.22
Weighted-average fair value of options granted during the nine months ended September 30, 2012					$0.08

A summary of options and warrants outstanding and exercisable at September 30, 2012 is as follows:

	Outstanding				Exercisable
Range of Exercise Prices	Number Outstanding	Weighted - Average Remaining Contractual Life	Weighted - Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted - Average Exercise Price	Aggregate Intrinsic Value
$0.10 - 0.26	482,500	1.68 years	$0.22	$2,000	482,500	$0.22	$2,000

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

Overview

Our core business is the development and installation of an intelligent, in-room computer platform and communications network, or the eRoomSystem, for the lodging industry. The eRoomSystem is a computerized platform and processor-based system designed to collect and control data. The eRoomSystem supports our fully automated and interactive eRoomServ refreshment centers, eRoomSafes, eRoomEnergy products, and the eRoomTray. In 2009, we purchased Kooltech refreshment centers that were installed in various hotels from CPC. In addition to our core business, we have a diversification strategy in place of investing in third party emerging growth companies. We may make additional investments in promising emerging growth companies, and potentially acquire an operating company if the opportunity arises.

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

On July 24, 2008, we provided a secured loan of $500,000 to BlackBird Corporation, a Florida corporation (“BlackBird”), an unrelated entity. The funding of the loan took place on completion of a transaction by BlackBird to acquire an unrelated company, USA Datanet Corporation. The acquisition took place on July 24, 2008. The loan is evidenced by a 10% senior secured convertible promissory note, made by BlackBird (the “Secured Note”). The Secured Note matured on June 30, 2009 and the interest rate increased to 18% annually as of January 1, 2009, with interest payable quarterly on the last business day of each quarter. An extension to the note was provided through September 30, 2011 at an interest rate of 18%. Blackbird is presently in default of its obligations under the note due to non-payment. In light of BlackBird’s inability to make payments as due, the Company agreed to lower the interest rate on the Secured Note to 10%. BlackBird is current with their interest payments as of November 13, 2012.

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

Research and development expenses consist of payroll and related costs for hardware and software engineers, quality assurance specialists, management personnel, and the costs of materials used by our consultants in the maintenance of our existing installed products as well as research and development for new products. Research and development expenses in the nine months ended September 30, 2012 and 2011 were $132,762 and $69,628, respectively.

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

Comparison of the Three Months Ended September 30, 2012 and 2011

Revenues

Product Sales — Revenue from product sales was $140,873 for the three months ended September 30, 2012, compared to $126,807 for the three months ended September 30, 2011, representing an increase of $14,066, or 11.1%. The increase in product sales revenues related to the sale of some vending machines during the three months ended September 30, 2012.

Maintenance Fees— Maintenance fees were $33,836 for the three months ended September 30, 2012, compared to $39,820 for the three months ended September 30, 2011, representing a decrease of $5,984, or 15%. The decrease in maintenance fee revenue related to the termination of hotels’ maintenance services.

Interest — Our income from interest was $2,785 for the three months ended September 30, 2012, compared to $8,515 for the three months ended September 30, 2011, representing a decrease of $5,730, or 67.3%. The decrease in interest income related to decreasing interest rates and fluctuations in interest earned on real property tax liens.

Cost of Revenue

Cost of Product Sales Revenue — Our cost of product sales revenue for the three months ended September 30, 2012 was $101,793, compared to $66,260 for the three months ended September 30, 2011, an increase of $35,533, or 53.6%. The increase in cost of product sales revenue relates to the sale of some vending machines.

Cost of Maintenance Revenue — Our cost of maintenance revenue was $2,871 for the three months ended September 30, 2012, compared to $8,301 for the three months ended September 30, 2011, representing a decrease of $5,430, or 65.4%. The decrease in our cost of maintenance fee revenue related to fluctuations in cost of maintenance.

The changes and percent changes with respect to our revenues and our cost of revenue for the three months ended September 30, 2012 and 2011 are summarized as follows:

	For the Three Months
	Ended September 30,
	2012	2011	Change	Percent Change
REVENUE
Product sales	$140,873	$126,807	$14,066	11.1%
Maintenance fees	33,836	39,820	(5,984)	-15.0%
Interest income	2,785	8,515	(5,730)	-67.3%
Total Revenue	177,494	175,142	2,352	1.3%

COST OF REVENUE
Product sales	101,793	66,260	35,533	53.6%
Maintenance	2,871	8,301	(5,430)	-65.4%
Total Cost of Revenue	$104,664	$74,561	$30,103	40.4%

Although the preceding table summarizes the net changes and percent changes with respect to our revenues and our cost of revenue for the three months ended September 30, 2012 and 2011, the trends contained therein are limited and should not be viewed as a definitive indication of our future results.

Operating Expenses

Selling, General and Administrative — Selling, general and administrative expenses, including non-cash compensation expense, were $87,795 for the three months ended September 30, 2012, compared to $101,011 for the three months ended September 30, 2011, representing a decrease of $13,216, or 13.1%. The difference reflects our ongoing commitment to further reduce fixed overhead expenses.

Research and Development—Research and development expenses were $46,077 for the three months ended September 30, 2012, compared to $22,393 for the three months ended September 30, 2011 representing an increase of $23,684 or 105.8%. The increase was due to a step-up in research and development during the three months ended September 30, 2012.

Net Loss Attributable to Common Stockholders

We realized a net loss of $61,042 for the three months ended September 30, 2012, compared to a net loss of $22,823 during the three months ended September 30, 2011. The $38,219 increase in net loss during the three months ended September 30, 2012 related primarily to the increase in research and development costs during the three months ended September 30, 2012.

Comparison of Nine months Ended September 30, 2012 and 2011

Revenues

Product Sales — Revenue from product sales was $403,768 for the nine months ended September 30, 2012, compared to $421,994 for the nine months ended September 30, 2011, representing a decrease of $18,226, or 4.3%. The decrease in product sales revenues related to fluctuations of product sales from the minibars.

Maintenance Fees— Maintenance fees were $107,649 for the nine months ended September 30, 2012, compared to $127,681 for the nine months ended September 30, 2011, representing a decrease of $20,032, or 15.7%. The decrease in maintenance fee revenue related to the termination of hotels’ maintenance services.

Interest — Our income from interest was $8,824 for the nine months ended September 30, 2012, compared to $64,358 for the nine months ended September 30, 2011, representing a decrease of $55,534, or 86.3%. The decrease in interest income related to accounting for the interest paid on the Secured Note from BlackBird Corporation as a payment of principal.

Cost of Revenue

Cost of Product Sales Revenue — Our cost of product sales revenue for the nine months ended September 30, 2012 was $282,435, compared to $230,120 for the nine months ended September 30, 2011, an increase of $52,315, or 22.7%. The increase in cost of product sales revenue relates to fluctuations in cost of product and to the sale of some vending machines during the nine months ended September 30, 2012.

Cost of Maintenance Revenue — Our cost of maintenance revenue was $14,134 for the nine months ended September 30, 2012, compared to $15,818 for the nine months ended September 30, 2011, representing a decrease of $1,684, or 10.6%. The decrease in our cost of maintenance fee revenue related to decreasing equipment under service.

The changes and percent changes with respect to our revenues and our cost of revenue for the nine months ended September 30, 2012 and 2011 are summarized as follows:

	For the Nine Months
	Ended September 30,
	2012	2011	Change	Percent Change
REVENUE
Product sales	$403,768	$421,994	$(18,226)	-4.3%
Maintenance fees	107,649	127,681	(20,032)	-15.7%
Interest income	8,824	64,358	(55,534)	-86.3%
Total Revenue	520,241	614,033	(93,792)	-15.3%

COST OF REVENUE
Product sales	282,435	230,120	52,315	22.7%
Maintenance	14,134	15,818	(1,684)	-10.6%
Total Cost of Revenue	$296,569	$245,938	$50,631	20.6%

Although the preceding table summarizes the net changes and percent changes with respect to our revenues and our cost of revenue for the nine months ended September 30, 2012 and 2011, the trends contained therein are limited and should not be viewed as a definitive indication of our future results.

Operating Expenses

Selling, General and Administrative — Selling, general and administrative expenses, including non-cash compensation expense, were $309,247 for the nine months ended September 30, 2012, compared to $322,508 for the nine months ended September 30, 2011, representing a decrease of $13,261, or 4%. The difference was immaterial.

Research and Development—Research and development expenses were $132,762 for the nine months ended September 30, 2012, compared to $69,628 for the nine months ended September 30, 2011 representing an increase of $63,134 or 90.7%. The increase was due to a step-up in research and development during the nine months ended September 30, 2012.

Liquidity and Capital Resources

At September 30, 2012, our principal sources of liquidity consisted of $2,028,736 of cash and working capital of $2,207,298, as compared to $2,191,396 of cash and working capital of $2,340,660 at December 31, 2011. In addition, our stockholders' equity was $2,770,261 at September 30, 2012, compared to stockholders' equity of $2,976,678 at December 31, 2011, a decrease of $206,417. The decrease in cash reflects for the most part the net loss during the nine months ended September 30, 2012.

Our accumulated deficit increased from $31,218,740 at December 31, 2011 to $31,437,077 at September 30, 2012. The $218,337 increase in accumulated deficit resulted directly from the net loss realized for the nine months ended September 30, 2012.

Cash flow used in operations for the nine months ended September 30, 2012 was $226,300 as compared to $72,916 provided in the same period ended September 30, 2011.

Investing activities for the nine months ended September 30, 2012 provided net cash of $63,640, compared to $29,634 of net cash provided during the nine months ended September 30, 2011.

There were no financing activities in the nine months ended September 30, 2012 and 2011.

Net Loss Attributable to Common Stockholders

We realized a net loss of $218,337 for the nine months ended September 30, 2012, compared to a net loss of $24,041 during the nine months ended September 30, 2011. The $194,296 increase in net loss during the nine months ended September 30, 2012 related primarily to the decrease in revenue, increase in cost of goods and increase in research and development costs during the nine months ended September 30, 2012.

Contractual Cash Obligations and Commercial Commitments

There were no significant contractual cash obligations or commercial commitments either on or off balance sheet as of September 30, 2012.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit No.	Description
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*Filed herewith.

**Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

eRoomSystem Technologies, Inc.
(Registrant)

Date: November 14, 2012
	By:	/s/ David A. Gestetner
	Name:	David A. Gestetner
	Title:	President, Chief Executive Officer, Secretary,
and Chairman of the Board
(Principal Executive, Financial, and Accounting Officer)