Form 10-K
period 2012-12-31
EROOMSYSTEM TECHNOLOGIES INC
filed 2013-03-25
CIK 1110361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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

$3,608,680 based upon $0.15 per share which was the last price at which the common equity purchased by non-affiliates was last sold, since there is no public bid or ask price. There was a public bid and ask price of $0.15 and $0.15, respectively, for an average price of $0.15 on June 29, 2012.

The number of shares of the issuer’s common stock issued and outstanding as of March 21, 2013 was 24,057,865 shares.

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

We have three wholly owned subsidiaries, eRoomSystem Services, Inc. (formerly RoomSystems), eFridge, LLC, and eOneCapital, Inc.

eRoomSystem Services is our service and maintenance subsidiary that installs all of our products, provides electronic software upgrades to our customers, provides customer service and maintenance for our products and trains hotel personnel on the use and maintenance of our products.

eFridge provides a turnkey solution to various hotels. eFridge manages the process of providing product and restockers to the hotels.

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

Our eRoomSystem and related products deliver in-room solutions that reduce operating costs, enhance hotel guest satisfaction and provide higher operating profits to our customers. The solutions offered by our eRoomSystem and related products have allowed us to establish relationships with many premier hotel chains. In addition to providing our customers with valuable in-room solutions, our revenue-sharing program has allowed us to partner with our customers. Through our revenue-sharing program, we have been able to install our products at little upfront cost to hotels, and share in the recurring revenues generated from the sale of goods and services related to our products. An alternative solution we offer is a turnkey arrangement. This arrangement not only provides refreshment centers at no upfront cost to our customers but also provides products and restockers.

On July 24, 2008, we provided a secured loan of $500,000 to BlackBird Corporation, a Florida corporation (“BlackBird”), an unrelated entity. The funding of the loan took place on completion of a transaction by BlackBird to acquire an unrelated company, USA Datanet Corporation. The acquisition took place on July 24, 2008. The loan is evidenced by a 10% senior secured convertible promissory note, made by BlackBird (the “Secured Note”). The Secured Note matured on June 30, 2009 and the interest rate increased to 18% annually as of January 1, 2009, with interest payable quarterly on the last business day of each quarter. An extension to the note was provided through June 30, 2011 at an interest rate of 18%. As a result of Blackbird’s default of its obligations under the note on November 3, 2011, pursuant to a forebearance agreement, the Company agreed to lower the interest rate on the note to 10% retroactive to April 1, 2011 and not to foreclose on BlackBird’s assets if BlackBird remains in compliance with the terms of the agreement. BlackBird is current with their interest payments as of March 21, 2013.

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

           Research and Development

At the core of our products and services is our proprietary software and hardware that make up our eRoomSystem. In 2012, we have continued to step up our research and development projects for the purpose of creating new products. We are developing a unique platform that incorporates cutting edge wireless technology and utilizes micro-controllers that can detect information from many different varieties of sensors, including our proprietary, product detection sensors. Data from the micro-controllers and sensors is sent to, and stored on, our secure cloud servers for aggregation, analysis and reporting. Users of our sensor platform will be able to interact with their sensors and data through user-friendly, Internet based software. This web interface can be accessed from popular web browsers anywhere in the world, at any time. There is no assurance that the products we are working on will be successfully completed or deployed.

Sales and Marketing

We have deployed more than 10,000 refreshment centers, and over 6,000 eRoomSafes at many hotel properties located in the Unites States as well as other countries. We have renewed our sales and marketing efforts with respect to new product placements for the refreshment centers. There is no assurance that we will be successful in selling or placing additional units.

Manufacturing

We do not currently manufacture our products and do not anticipate doing so in the future. We utilize outside manufacturing companies as necessary.

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

Customers

During the year ended December 31, 2012, revenues from two customers accounted for 58% of our total revenues. During the year ended December 31, 2011, revenues from 2 customers accounted for 60% of our total revenues.

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

We currently do not have any patents for our software. We do not know if future patent applications, if any, will be issued with the full scope of claims we seek, if at all, or whether any patents we receive will be challenged or invalidated. Our means of protecting our proprietary rights in the United States, and abroad, may not be adequate and competitors may independently develop similar technology. We cannot be certain that our services do not infringe on patents or other intellectual property rights that may relate to our services. Like other technology-based businesses, we face the risk that we will be unable to protect our intellectual property and other proprietary rights, and the risk that we will be found to have infringed on the proprietary rights of others.

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

Employees

We currently employ six full-time employees and seven part-time employees in addition to four consultants. None of our employees are subject to a collective bargaining agreement.

ITEM 2.      PROPERTIES.

We lease our headquarters and principal executive offices, comprising approximately 1,600 square feet, located at 150 Airport Road, Suite 1200, Lakewood, New Jersey 08701 for $1,466 per month under a sixteen month lease. We have exercised our option to renew the lease for one additional year starting March 1, 2013 at $1,600 per month.

            In addition, we currently lease storage space on a month-to-month basis in Salt Lake City, Utah, as well as Lakewood and Jackson townships in NJ. We maintain inventory and replacement parts at these facilities.

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

ITEM 4.      MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5.        MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Prior to August 3, 2000, there was no public market for our common stock. In conjunction with our initial public offering, in August of 2000, our common stock was accepted for listing on the NASDAQ SmallCap Market under the trading symbol "ERMS". In April 2003, our common stock was delisted from the NASDAQ SmallCap market. Our common stock is currently quoted on the Over-The-Counter Bulletin Board under the same symbol. As of March 21, 2013, there were 24,057,865 shares of common stock outstanding and no shares of any class of preferred stock outstanding.

High And Low Sale Prices Of Our Common Stock

The following table sets forth the high and low bid information of our common stock, as quoted on the Over The Counter Bulletin Board (which quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions) for each quarter during the period January 1, 2011 through December 31, 2012:

Calendar Quarter Ended	Low	High
March 31, 2011	$0.09	$0.17
June 30, 2011	$0.11	$0.20
September 30, 2011	$0.13	$0.22
December 31, 2011	$0.12	$0.18
March 31, 2012	$0.08	$0.16
June 30, 2012	$0.10	$0.16
September 30, 2012	$0.14	$0.16
December 31, 2012	$0.12	$0.17

The last reported price of our common stock on the Over-The-Counter Bulletin Board on March 21, 2013 was $0.13 per share.

Holders

As of March 21, 2013, there were approximately 360 stockholders of record of our common stock.

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

Recent Sales of Unregistered Securities; Use of Proceeds

On May 15, 2012, the Company issued 25,000 shares of common stock to each of Lawrence Wein and James Savas, directors of our company, and Herbert Hardt a consultant, for services rendered to us. The shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

There were no other sales of unregistered equity securities during 2012 that were not previously reported.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

None

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information about the common stock available for issuance under compensatory plans and arrangements as of December 31, 2012.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities available for future issuance
	(a)	(b)	(c)
Equity compensation plan
approved by security holders	492,500	$0.21	2,507,500

Equity compensation plans not
approved by security holders	-	$-	-

Total	492,500	$0.31	2,507,500

Equity Compensation Plans Approved by Security Holders

The 2000 Stock Option and Incentive Plan, or the 2000 Plan, was adopted by our board on February 3, 2000 and approved by our stockholders on March 29, 2000. The 2000 Plan was amended by our stockholders on each of May 7, 2001, July 29, 2002 and November 15, 2004 to increase the number of shares of common stock reserved for issuance under the 2000 Plan from 2,000,000 shares to 2,360,000 shares, from 2,360,000 to 2,700,000, and from 2,700,000 to 3,000,000 shares, respectively. The 2000 Plan provides us with the vehicle to grant to employees, officers, directors and consultants stock options and bonuses in the form of stock and options including "incentive stock options" within the meaning of Section 422 of the United States Internal Revenue Code of 1986 and non-qualified stock options. As of March 21, 2013, we had options to purchase 492,500 shares of our common stock outstanding under the 2000 Plan. The compensation committee has authority to determine the persons to whom awards will be granted, the nature of the awards, the number of shares to be covered by each grant, the terms of the grant and with respect to options, whether the options granted are intended to be incentive stock options, the duration and rate of exercise of each option, the option price per share, the manner of exercise and the time, manner and form of payment upon exercise of an option.

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

 Overview

Our core business is the development and installation of an intelligent, in-room computer platform and communications network, or the eRoomSystem, for the lodging industry. The eRoomSystem is a computerized platform and processor-based system designed to collect and control data. The eRoomSystem supports our fully automated and interactive eRoomServ refreshment centers, eRoomSafes, eRoomEnergy products, and the eRoomTray. We have a diversification strategy of investing in third party emerging growth companies. We may make investments in promising emerging growth companies, and potentially acquire an operating company if the opportunity arises.

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

Description of Revenues

Historically, we have received most of our revenues from the sale or placement under a revenue-sharing program of our products in hotels. More recently we have purchased minibars and baskets already placed in hotels and setup a turnkey solution at these hotels. In these hotels we receive most of the revenues for the product sold in the minibars and baskets. We provide 3% of revenues over a predetermined threshold to some of the hotels. We expect that these revenues will account for a substantial majority of our revenues for the foreseeable future. We also generate revenues from maintenance and support services relating to our existing installed products.

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

We have a diversification strategy to invest in emerging growth companies. We continue to explore opportunities and perform due diligence on third parties with respect to potential investments. At this time, we have not reached a definitive agreement to make further investments. In addition, we may acquire an operating company in the future if the opportunity arises. The timing and return on such investments, however, cannot be assured.

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

Research and development expenses consist of payroll and related costs for hardware and software engineers, quality assurance specialists, management personnel, and the costs of materials used by our consultants in the maintenance of our existing installed products. As we have initiated development of new product lines there were some research and development expenses in the fiscal years 2012 and 2011.

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

Comparison of Years Ended December 31, 2012 and 2011

Revenues

Product Sales — Our revenue from product sales was $530,306 in 2012, as compared to $569,166 in 2011, representing a decrease of $38,860, or 6.8%. The decrease in revenue from product sales in 2012 was due to decreased minibar revenues at two of our largest hotel customers.

Maintenance Fee Revenue — Our maintenance fee revenue was $138,033 in 2012 and $163,701 for 2011, representing a decrease of $25,668, or 15.7%. The decrease in maintenance fee revenue was due to hotels’ whose maintenance agreements ended.

During the year ended December 31, 2012, revenues from two customers accounted for 58% of our total revenues.

Interest — Our income from interest was $11,903 in 2012, compared to $68,550 in 2011, representing a decrease of $56,647, or 82.6%. The decrease related to accounting for interest payments on a note receivable as return of principal and not interest income.

Cost of Revenue

Cost of Product Sales Revenue — Our cost of product sales revenue was $388,349 for 2012 as compared to $287,924 for 2011, representing an increase of $100,425, or 34.9%. The increase was in large part due to the increased cost of labor as well as the increased cost of minibar equipment. The gross margin percentage on revenue from product sales revenue was 26.8% in 2012 as compared to 49.4% in 2011.

Cost of Maintenance Revenue — Our cost of maintenance revenue was $15,983 for 2012 as compared to $19,236 for 2011, representing a decrease of $3,253, or 16.9%. The decrease in the cost of maintenance revenue was due to decreased maintenance revenue. The gross margin percentage on maintenance revenues was 88.2% in 2012 as compared to 88.2% in 2011.

The changes and percent changes with respect to our revenues and our cost of revenue for the years ended December 31, 2012 and 2011 are as follows:

	For the Years
	Ended December 31,			Percent
	2012	2011	Change	Change
REVENUE
Product sales	$530,306	$569,166	$(38,860)	-6.8%
Maintenance fees	138,033	163,701	(25,668)	-15.7%
Interest income	11,903	68,550	(56,647)	-82.6%
Total Revenue	680,242	801,417	(121,175)	-15.1%

COST OF REVENUE
Product sales	388,349	287,924	100,425	34.9%
Maintenance	15,983	19,236	(3,253)	-16.9%
Total Cost of Revenue	$404,332	$307,160	$97,172	31.6%

Although the preceding table summarizes the net changes and percent changes with respect to our revenues and our cost of revenue for the years ended December 31, 2012 and 2011, the trends contained therein are limited to a two-year comparison and should not be viewed as a definitive indication of our future results.

Operating Expenses

Selling, General and Administrative — Selling, general and administrative expenses were $431,849 for 2012 and $486,557 for 2011, representing a decrease of $54,708, or 11.2%. Selling, general and administrative expenses represented 63.7% of our total revenues in 2012 and 60.7% of our total revenues in 2011. The decrease in our selling, general and administrative expenses was due in large part to a large payment to CPC in 2011 that we didn’t have in 2012.

Research and Development Expenses — Research and development expenses were $177,678 for 2012 and $96,740 for 2011, representing an increase of $80,938, or 83.7%. The increase in research and development expenses was due to increased development on the new product lines. Research and development expenses represented 26.1% of our total revenue in 2012 and 12.1% of our total revenue in 2011.

Net Loss Attributable to Common Stockholders

We realized a net loss attributable to common stockholders of $333,617 in 2012, as compared to $89,040 in 2011. The $244,577 increase in net loss was primarily due to a decrease in product sales revenue in 2012 combined with an increased cost of labor as well as a significant increase in research and development expense.

Liquidity and Capital Resources

At December 31, 2012, we had $1,962,572 of cash and working capital of $2,135,595, as compared to $2,191,396 of cash and working capital of $2,340,660 at December 31, 2011. In addition, our stockholders' equity was $2,656,209 at December 31, 2012 as compared to $2,976,678 at December 31, 2011, a decrease of $320,469. The decrease in cash reflects in large part the net loss in 2012. The decrease in working capital reflects the decrease in current assets, primarily the decrease in cash. The decrease in stockholders’ equity primarily reflects the net loss in 2012.

Our accumulated deficit increased to $31,552,357 at December 31, 2012 as compared to $31,218,740 at December 31, 2011. The increase in accumulated deficit is a direct result of our net loss of $333,617 in the year ended December 31, 2012.

Net cash used by operating activities for the year ended December 31, 2012 was $309,868, as compared to $26,909 provided during the year ended December 31, 2011.

Net cash provided by investing activities for the year ended December 31, 2012 was $81,044, as compared to net cash provided during the year ended December 31, 2011 of $18,778. The change resulted primarily from sale of vending machines in 2012 as well as the payment of principal of the Blackbird note.

           Net cash used in financing activities for the years ended December 31, 2012 and 2011 was $0. During the year ended December 31, 2012, revenues from two customers accounted for 58% of our total revenues.

We currently believe that our cash on hand will provide sufficient capital resources and liquidity to fund our expected operating expenditures for the next twelve months.

Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board ("FASB") issued a new accounting standard on intangibles – goodwill and other that reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment and to improve consistency in impairment testing guidance among long-lived asset categories. The standard is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The Company does not expect the adoption of this accounting guidance to have a material impact on its consolidated financial statements and related disclosures.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Stockholders
eRoomSystem Technologies, Inc.

We have audited the accompanying consolidated balance sheets of eRoomSystem Technologies, Inc. and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of eRoomSystem Technologies, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ HANSEN, BARNETT & MAXWELL, P.C.
Salt Lake City, Utah
March 22, 2013

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	December 31,
	2012	2011
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,962,572	$2,191,396
Investment in equity securities available for sale	-	1,700
Investment in real property tax liens	26,267	29,027
Accounts receivable, net of allowance for doubtful accounts of $12,353 at December 31, 2012 and $10,260 at December 31, 2011	66,600	58,143
Inventory	157,921	170,423
Prepaid expenses	22,641	7,855
Total Current Assets	2,236,001	2,458,544
PROPERTY AND EQUIPMENT
Property and equipment, net of accumulated depreciation of $46,969 at December 31, 2012 and $47,267 at December 31, 2011	67,568	132,835
NOTE RECEIVABLE	449,863	500,000
DEPOSITS	3,183	3,183
Total Assets	$2,756,615	$3,094,562

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$18,682	$15,502
Accrued liabilities	77,411	100,378
Customer deposits	4,313	2,004
Total Current Liabilities	100,406	117,884
Total Liabilities	100,406	117,884
STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none outstanding	-	-
Common stock, $0.001 par value; 50,000,000 shares authorized; shares outstanding 24,057,865 at December 31, 2012 and 23,982,865 at December 31, 2011	24,058	23,983
Additional paid-in capital	34,184,508	34,169,735
Accumulated deficit	(31,552,357)	(31,218,740)
Accumulated other comprehensive gain	-	1,700
Total Stockholders' Equity	2,656,209	2,976,678

Total Liabilities and Stockholders' Equity	$2,756,615	$3,094,562

See accompanying notes to consolidated financial statements

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the years ended December 31,
	2012	2011

REVENUE AND INVESTMENT INCOME
Product sales	$530,306	$569,166
Maintenance fees	138,033	163,701
Interest income	11,903	68,550
Total Revenue	680,242	801,417
COST OF REVENUE
Product sales	388,349	287,924
Maintenance	15,983	19,236
Total Cost of Revenue	404,332	307,160
GROSS MARGIN	275,910	494,257

OPERATING EXPENSES
Selling, general and administrative expense, including non-cash compensation of $14,848 and $10,500, respectively	431,849	486,557
Research and development expense	177,678	96,740
Net Operating Expenses	609,527	583,297
Net Loss	(333,617)	(89,040)
Change in unrealized gain	(1,700)	(40,800)
Comprehensive Loss	$(335,317)	$(129,840)
Basic Loss Per Common Share	$(0.01)	$-
Diluted Loss Per Common Share	$(0.01)	$-

See accompanying notes to consolidated financial statements

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Shares		Amount
	2012	2011	2012	2011
COMMON STOCK
Balance at Beginning of Year	23,982,865	23,907,865	$23,983	$23,908
Issuance to directors for services	75,000	75,000	75	75
Balance at end of year	24,057,865	23,982,865	24,058	23,983
ADDITIONAL PAID-IN-CAPITAL
Balance at Beginning of Year			34,169,735	34,159,310
Issuance to directors for services			10,425	10,425
Issuance of options and warrants to employees			4,348	-
Balance at end of year			34,184,508	34,169,735
ACCUMULATED DEFICIT
Balance at Beginning of Year			(31,218,740)	(31,129,700)
Net Loss			(333,617)	(89,040)
Balance at end of year			(31,552,357)	(31,218,740)
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance at Beginning of Year			1,700	42,500
Unrealized gain on investment in equity securities available for sale			(1,700)	(40,800)
Balance at end of year			-	1,700
Total Stockholders' Equity at End of Year			$2,656,209	$2,976,678

See accompanying notes to consolidated financial statements

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(333,617)	$(89,040)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	46,801	24,979
Loss on sale of equipment	15,126	-
Non-cash compensation expense	14,848	10,500
Changes in operating assets and liabilities:
Accounts receivable	(6,148)	45,659
Accrued interest receivable	-	22,685
Inventory	(12,305)	(47,212)
Advance to supplier	-	48,678
Prepaid expenses	(14,786)	(2,812)
Accounts payable	3,180	(5,897)
Accrued liabilities	(22,967)	19,369
Net Cash Provided By (Used In) Operating Activities	(309,868)	26,909

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(2,503)	(11,561)
Proceeds from sale of vending machines	30,650	-
Purchase of investments in real property tax liens	(2,398)	(4,249)
Proceeds from collections of real property tax liens	5,158	35,521
Change in long term deposits and restricted funds	-	(933)
Proceeds from collection of note receivable	50,137	-
Net Cash Provided by Investing Activities	81,044	18,778

CASH FLOWS FROM FINANCING ACTIVITIES	-	-

Net Increase (Decrease) in Cash	(228,824)	45,687

Cash and cash equivalents at Beginning of Period	2,191,396	2,145,709

Cash and cash equivalents at End of Period	$1,962,572	$2,191,396

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

Cash and Cash Equivalents - Cash and cash equivalents include highly liquid debt investments with original maturities of three months or less readily convertible to known amounts of cash. At December 31, 2012 and 2011, the Company held cash in excess of federally insured limits of $727,275 and $742,572, respectively.

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

Inventory - The Company maintains an inventory of product that is sold in the refreshment centers in a number of hotels. In addition, the Company maintains an inventory of minibars to be placed in Hotels The inventory is purchased as finished goods and is valued using the first in, first out method.

Note Receivable - The note receivable is stated at the historical carrying amount and is evaluated for impairment. When projections indicate that the carrying value of the note is not recoverable, the carrying value will be reduced by the estimated excess of the carrying value over the projected discounted cash flows. No impairment was deemed necessary during 2012 or 2011. The carrying amount of the note receivable approximates its fair value because of its short-term maturity. However, the note has been reclassified as long term for the years ended December 31, 2012 and 2011 (see Note 3).

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

Depreciation expense was $46,801 and $24,979 for the years ended December 31, 2012 and 2011, respectively. On retirement, trade-in or disposition of property and equipment, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the statement of operations.

Capitalized Software Costs - In accordance with FASB Accounting Standards Codification (ASC) 985, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, development costs incurred in the research and development of new software products to be sold, leased or otherwise marketed are expensed as incurred until technological feasibility in the form of a working model has been established. Internally generated software development costs were $10,150 for the year ended December 31, 2012 and were $31,750 for the year ended December 31, 2011. The Company has charged its software development costs to research and development expense in the accompanying consolidated statements of operations.

Impairment of Long-Lived Assets - The carrying values of the Company's long-lived assets, including note receivable, were reviewed for impairment. When projections indicate that the carrying value of the long-lived asset is not recoverable, the carrying value of the long-lived asset is reduced by the estimated excess of the carrying value over the projected discounted cash flows. No impairment was deemed necessary at December 31, 2012.

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

Stock-Based Compensation - The Company has one stock-based employee compensation plan, which is described more fully in Note 9. The Company utilizes the fair value recognition provisions of FASB ASC 718, Stock Compensation. Accordingly, the Company records expense, if applicable, for (i) the unvested portion of grants issued during 2012 and 2011 and (ii) new grant issuances, both of which will be expensed over the requisite service (i.e., vesting) periods.

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

The following table is a reconciliation of the numerators and denominators used in the calculation of basic and diluted weighted-average common shares outstanding for the years ending December 31, 2012 and 2011:

	For the years ended December 31,
	2012	2011
Net loss	$(333,617)	$(89,040)
Basic weighted-average common shares outstanding	24,029,996	23,947,151
Effect of dilutive securities
Stock options and warrants	-	-
Diluted weighted-average common shares outstanding	24,029,996	23,947,151
Basic loss per share	$(0.01)	$-
Diluted loss per share	$(0.01)	$-

As of December 31, 2012 and 2011, there were potential common stock equivalents from options and warrants of 492,500 and 1,844,446, respectively that were not included in the computation of diluted earnings per common share because their effect would have been anti-dilutive.

Recent Accounting Pronouncements
In July 2012, the Financial Accounting Standards Board ("FASB") issued a new accounting standard on intangibles – goodwill and other intangible assets that reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment and to improve consistency in impairment testing guidance among long-lived asset categories. The standard is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The Company does not expect the adoption of this accounting guidance to have a material impact on its consolidated financial statements and related disclosures.

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

NOTE 2 – INVESTMENTS

Investment in Equity Securities Available for Sale – The Company was issued 50,000 shares of stock in Blackbird Corporation in July 2008. On June 7, 2010, Blackbird entered into a share exchange with RPID later renamed Spot Mobile International Ltd (“Spot Mobile”). The 50,000 shares of common stock of Blackbird were exchanged for 1,700,000 restricted shares of common stock of Spot Mobile. The Spot Mobile shares were reverse split in October 2010 to 56,667 shares. At December 31, 2010, the fair value of the investment was $42,500 and our unrealized gain on investment in equity securities was recognized as other comprehensive income. The Company recorded a $40,800 unrealized loss on the investment in Spot Mobile during the year ended December 31, 2011 to adjust the fair value of the investment down to $1,700 at December 31, 2011. The Company recorded a $1,700 unrealized loss on the investment in Spot Mobile during the year ended December 31, 2012, which is included in other comprehensive loss, and adjusted the fair value of the investment down to zero at December 31, 2012.

Investments in equity securities as of December 31, 2012 are summarized below:

Equity Securities	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Spot Mobile	$-	$-	$-	$-

Investments in equity securities as of December 31, 2011 are summarized below:

Equity Securities	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Spot Mobile	$-	$1,700	$-	$1,700

Investment in Real Property Tax Liens – During the year ended December 31, 2012, the Company purchased $2,398 in real property tax liens from various municipalities in New Jersey. During the year ended December 31, 2012, the Company collected $5,158 in tax lien settlements. The New Jersey municipal tax liens are receivable from the real property owners and are secured by a first priority lien on the related real property. Upon foreclosure, the Company would obtain ownership of the real property. The tax lien receivables accrue interest up to 18% per annum, accrue penalties at 2% to 6% and are also increased by the amount of any collection expenses incurred. The investment in the real property tax liens are accounted for as an investment in troubled debts and are carried at cost. Collection of interest, penalties and expense reimbursements is not certain and is recognized upon being realized.

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

The concession granted to BlackBird on November 3, 2011 constituted a troubled debt restructuring under current accounting guidance. As a result, the note was classified as a long-term asset. Interest income under the terms of the Secured Note is no longer being recognized until the carrying value has been recovered, and payments received are recognized as a reduction of the carrying value of the note. The carrying value of the note receivable was $449,863 at December 31, 2012.

The note receivable was evaluated for impairment and the Company determined that it is likely that estimated future payments from BlackBird or the cash flows from BlackBird’s operations and the value of the underlying collateral is sufficient that upon foreclosure the Company would be able to realize the carrying value of the note. If BlackBird fails to comply with the terms of the agreement dated November 3, 2011, the Company plans on foreclosing on the underlying collateral to collect on the note. Therefore no impairment was recognized during the years ended December 31, 2012 or 2011.

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

Management has estimated that the fair value of the note receivable at December 31, 2012 and 2011 was approximately $414,000 and $215,000, respectively.

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

During the year ended December 31, 2011, the Company purchased vending machines for placement in a hotel in the amount of $68,351. These machines were sold during the year ended December 31, 2012.

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

Following is a description of the valuation methodologies used for assets measured at fair value.  There have been no changes in the methodologies used at December 31, 2012.

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

The following tables set forth by level, within the fair value hierarchy, the estimated fair values of the Company’s financial assets measured on a recurring basis as of December 31, 2012:

	Level 1	Level 2	Level 3	Total
Investment in Equity Securities Available for Sale	$-	$-	$-	$-

Total Assets Measured at Fair Value	$-	$-	$-	$-

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

Operating Leases as Lessor - The Company accounts for its revenue-sharing agreements as operating leases. Agreements with all customers provide for an allocation of revenues to the Company with no minimum monthly payment. Accordingly, the Company is unable to estimate future amounts to be received under these agreements. As of December 31, 2012, the Company had no revenue-sharing agreement for which the customer is contractually obligated to pay minimum monthly payments.

Operating Leases as Lessee - In November 2011, the Company rented a different office in Lakewood, NJ. The Company entered into a 16 month lease agreement that ends in February 2013 with option to renew for one year. The lease provides for monthly rent payments of $1,466. Future lease payments through February 2013 are $2,932. The Company is renting warehouse space in Salt Lake City, Utah, Lakewood, NJ, and Jackson, NJ on a month to month basis. The leases provide for monthly rent payments totaling approximately $1,300. A lease modification was signed effective March 1, 2013 for a one year period. The lease provides for monthly rent payments of $1,600. Future lease payments through December 31, 2013 are $16,000. Lease payments through February 2014 are $3,200.

Rent expense for the years ended December 31, 2012 and 2011 was $32,421 and $34,237, respectively.

NOTE 7 – INCOME TAXES

The Company files income tax returns in the U.S. federal jurisdiction, and various state jurisdictions. The Company is no longer subject to U.S. federal or state and local examinations by tax authorities for years before 2009. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in selling, general and administrative expenses. During the years ended December 31, 2012 and 2011, the Company did not incur any tax related interest and penalties.

The Company has paid no federal income taxes. The following is a schedule of state income taxes paid in 2012 and 2011:

For the years ended December 31,	2012	2011
New York	$-	$1,381
Total income tax paid	$-	$1,381

The significant components of the Company's deferred income tax assets as of December 31, 2012 and 2011 are as follows:

For the years ending December 31,	2012	2011
Deferred Income Tax Assets:
Net operating loss carryforwards	$7,356,052	$7,626,169
Reserves and accrued liabilities	-	19,471
Other assets	4,789	4,257
Total Deferred Income Tax Assets	$7,360,841	$7,649,897
Valuation allowance	(7,360,841)	(7,649,897)
Deferred Income Tax Liability - Depreciation and
Amortization	-	-
Net Deferred Income Tax Asset	$-	$-

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

No income tax provision or benefit was recognized from operations or from other comprehensive income (loss) during the years ended December 31, 2012 or 2011.

The following is a reconciliation of the provision for income taxes from operations computed using the federal statutory rate to the provision for income taxes:

For the years ending December 31,	2012	2011
Tax at statutory rate (34%)	$(113,430)	$(30,274)
Other non-deductible expenses and adjustments	406,790	22,804
Change in valuation allowance	(289,056)	8,619
State tax, net of federal tax benefit	(4,304)	(1,149)
Provision for Income Taxes	$-	$-

The following summarizes the tax net operating loss carryforwards and their respective expiration dates as of December 31, 2012:

Years ending December 31,
2012	$1,082,373
2018	3,642,857
2019	3,032,912
2020	5,087,650
2021	2,704,379
2022	3,601,005
2023	1,169,588
2029	54,850
2031	83,846
2032	385,119
Total net operating loss carryforwards	$20,844,579

NOTE 8 – STOCKHOLDERS' EQUITY

During the year ended December 31, 2012, the Company issued 75,000 shares of common stock valued at $10,500 ($0.14 per share based on market value on the date issued) to its Board of Directors for services rendered. The shares were issued under Section 4(2) of the Securities Act of 1933, as amended.

During the year ended December 31, 2011, the Company issued 75,000 shares of common stock valued at $10,500 ($0.14 per share based on market value on the date issued) to its Board of Directors for services rendered. The shares were issued under Section 4(2) of the Securities Act of 1933, as amended.

During the year ended December 31, 2012 no repurchases of shares were made.

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

During the year ended December 31, 2012, the Company granted options to purchase 50,000 shares of common stock to an employee for extraordinary services rendered. These options, which vested immediately, have an exercise price ranging from $0.10 to $0.12 per share and are exercisable through December 27, 2017. These options were valued at $4,348 using the Black-Scholes option pricing model with the following assumptions: risk free interest rate ranging from 0.72% to 1.41%, dividend yield of 0.0%, volatility ranging from 110% through 111% and expected life of 5 years. The pricing model utilized the full life of the options as the Company generally has a low turnover rate of its employees.

Compensation expense relating to stock options of $4,348 and $0 was recognized during the years ended December 31, 2012 and 2011, respectively. There was no unrecognized compensation related to stock options at December 31, 2012.

During the year ended December 31, 2012 and 2011, options to purchase 1,401,946 and 403,898 shares of common stock expired, respectively. During the years ended December 31, 2012 and 2011 no options were forfeited.

A summary of stock option and warrant activity for the years ended December 31, 2012 and 2011 is as follows:

	Options and Warrants	Exercise Price Range			Weighted - Average Exercise Price
Balance, December 31, 2010	2,248,344	0.10	-	1.55	0.32
Expired	(403,898)	0.13	-	0.33	0.25
Balance, December 31, 2011	1,844,446	0.10	-	1.55	0.33
Granted	50,000	0.10	-	0.12	0.11
Expired	(1,401,946)	0.10	-	1.55	0.37
Balance, December 31, 2012	492,500	0.10	-	0.26	0.21
Exercisable, December 31, 2012	492,500	$0.10	-	0.26	$0.21
Weighted-average fair value of options granted during the year ended December 31, 2011					$-
Weighted-average fair value of options granted during the year ended December 31, 2012					$0.08

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

At December 31, 2012, the Company had accounts receivable from two customers accounting for 62% of total accounts receivable.

During the year ended December 31, 2012, revenues from two customers accounted for 58% of total revenues.

During the year ended December 31, 2011, revenues from two customers accounted for 60% of total revenues.

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company has had no disagreements with its certified public accountants with respect to accounting practices or procedures or financial disclosure.

ITEM 9A.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2012. Based on this evaluation, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that the Company’s disclosure and controls are designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure

Management's Report on Internal Control over Financial Reporting

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

Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2012 based on the framework in Internal Control—Integrated Framework    issued by the Committee of Sponsoring Organizations of the Treadway Commission. The evaluation included reviewing and testing the controls and procedures in place as per the Company’s Internal Control Document. Based upon that evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2012.

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

Directors and Executive Officers

Name	Age	Position

David A. Gestetner	40	President, Chief Executive Officer, Secretary and Chairman of the Board
James C. Savas	52	Director
Lawrence K. Wein	70	Director

Set forth below is a description of the background of each of our executive officers and directors:

David A. Gestetner has served as President, Chief Executive Officer, Chief Financial Officer, Secretary and Chairman of the Board since October 1, 2003. Throughout his career, Mr. Gestetner has been involved in various applications of technology, both as an operator as well as a financier, including founding and operating a telecommunications business abroad. Mr. Gestetner has received awards for his innovations and advance applications of technology, including the Howard Golden Award for an intuitive scientific invention consisting of a system that enables emergency call routing in telephone systems. Mr. Gestetner possesses a Master's degree from The Aron Kotler Higher Institute of Learning in New Jersey. Mr. Gestetner has significant experience with technology companies.  We believe his background and skill set in various facets of the technology industries make Mr. Gestetner well-suited to serve as a member of our board of directors.

James C. Savas has served as director since June 13, 2002. Mr. Savas is a managing member of Savas Greene White & Company LLC, an accounting and business consulting firm located in Salt Lake City, Utah.  Since April 1999, Mr. Savas has also served as a co-manager of Providence Management, LLC, which is the manager of ASH Capital LLC, a private equity company.  Mr. Savas also serves on the boards of Bullfrog Spas International LC and Express Locations, LLC, both privately held companies.  Mr. Savas received his Bachelor of Science in Accounting from the University of Utah. Mr. Savas has significant experience with accounting and finance.  We believe his background and skill set in accounting and business make Mr. Savas well-suited to serve as a member of our board of directors.

Lawrence K. Wein has served as director since October 2003. Mr. Wein held several key positions at AT&T for over 30 years. Mr. Wein is presently retired from his positions. Mr. Wein received his Master's in Business Administration from Harvard Business School, and his Bachelor of Science in Engineering from Columbia University. Mr. Wein has significant business experience.  We believe his prior industry background and skill set make Mr. Wein well-suited to serve as a member of our board of directors.

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

Our board has authorized two standing committees, an audit committee and a compensation committee

Audit Committee. The audit committee, which was formed on August 18, 2000, is currently comprised of Mr. Savas. The chairman of the audit committee is Mr. Savas. The audit committee met one time during the fiscal year ended December 31, 2012. The audit committee has the responsibility to:

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

Compensation Committee

The compensation committee, which was formed on August 18, 2000, is currently comprised of Mr. Wein. The compensation committee met once during the fiscal year ended December 31, 2012. In general, the compensation committee's authority and oversight extends to total compensation, including base salaries, bonuses, stock options, and other forms of compensation.

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

To our knowledge, based solely on review of the copies of such reports furnished to us and written representations, we believe that during the fiscal year ended December 31, 2012 all applicable filing requirements were complied with by our executive officers and directors.

Code of Ethics

Our Board of Directors has not yet adopted a written Code of Business Conduct and Ethics.

ITEM 11.    EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth summary information concerning the total remuneration paid or accrued by us, to or on behalf of our chief executive officer and our executive officers whose total annual salary exceeded $100,000 during the fiscal years ended December 31, 2012 and 2011. In accordance with the rules of the Commission, the compensation described in this table does not include perquisites and other personal benefits received by the executive officers named in the table below which does not exceed the lesser of $10,000 or 10% of the total salary and bonus reported for the executive officers.

SUMMARY COMPENSATION TABLE
Name	Year	Salary	Bonus	Stock	Option	Non-Equity	Nonqualified	All Other	Total ($)
and	(b)	($)	($)	Awards	Awards	Incentive	Deferred	Compensation	(j)
principal		(c)	(d)	($)	($)	Plan	Compensation	($)
position				(e)	(f)	Compensation	Earnings	(i)
(a)						($)	($)
						(g)	(h)
David A. Gestetner,	2012	$150,000	$35,000	$-	$-	$-	$-	$-	$185,000
President, Chief Executive	2011	$150,000	$35,000	$-	$-	$-	$-	$-	$185,000
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

Outstanding Equity Awards at Fiscal-Year End

There were no equity awards outstanding granted to or held by our chief executive officer during the fiscal year ended December 31, 2012.

Director Compensation

The following table sets forth the equity awards made to members of our board of directors during the fiscal year ended December 31, 2012:

DIRECTOR COMPENSATION
Name	Fees	Stock		Option	Non-Equity	Change in	All	Total
(a)	Earned or	Awards		Awards	Incentive	Pension	Other	($)
	Paid in	($)		($)	Plan	Value and	Compensation	(h)
	Cash	(c)		(d)	Compensation	Nonqualified	($)
	($)				($)	Deferred	(g)
	(b)				(e)	Compensation
						Earnings
						($)
						(f)
David Gestetner	-	-	2	-	-	-	-	-
James C. Savas	-	3,500	1	-	-	-	-	3,500
Lawrence K. Wein	-	3,500	1	-	-	-	-	3,500

(1)	Reflects the issuance of 25,000 shares of restricted common stock issued to each of Mr. Wein and Savas on May 15, 2012 for serving as directors of the Company.

(2)	As CEO and President of the Company, David Gestetner does not receive director’s compensation.

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

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table lists, as of March 21, 2013, the number of shares of our common stock that are beneficially owned by (i) each person or entity known to us to be the beneficial owner of more than 5% of our common stock; (ii) each executive officer and director of our company; and (iii) all executive officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The beneficial ownership is calculated based on 24,057,865 shares of common stock outstanding as of March 21, 2013.

Unless otherwise indicated, the address of each person or entity listed is c/o eRoomSystem Technologies, Inc., 150 Airport Road, Suite 1200, Lakewood, NJ 08701.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Ash Capital, LLC	3,685,449	4	15.3%
David A. Gestetner	5,162,644	1	21.5%
James C. Savas	3,953,001	2	16.4%
David Harkness	3,704,680	2	15.4%
Lawrence K. Wein	230,000	3	1.0%
Executive Officers and Directors, as a group (3 individuals)	9,345,645		38.7%

(1) Includes the ownership of 4,953,644 shares held by Gestetner Group, LLC, a New Jersey limited liability company of which Mr. Gestetner is the sole member, 5,000 shares held by Mr. Gestetner’s spouse and 200,000 shares held by a private operating foundation as to which Mr. Gestetner as an officer has sole voting and dispositive rights.

(2) Includes currently exercisable options to purchase 50,000 shares. 19,231 shares held by Providence Management, LLC, a limited liability company (“Providence”) of which Mr. Savas is co-manager and 50% owner and shares voting and dispositive rights with David Harkness. 3,685,449 shares are held by Ash Capital, LLC, a limited liability company (“Ash”) over which Providence hold full voting and dispositive rights. Mr. Savas disclaims any beneficial ownership of the shares beneficially owned as a result of his affiliation with Ash, except to the extent of his pecuniary interest in such securities.

(3) Includes currently exercisable options to purchase 25,000 shares.

(4) Mr. Savas shares voting and dispositive power over the shares held by Ash Capital with David Harkness.

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

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

Hansen, Barnett & Maxwell, P.C., (“HBM”), has served as our independent registered public accounting firm since 2000, and specifically for the fiscal years ended December 31, 2012 and 2011. HBM was selected by our board of directors as our independent registered public accounting firm for the fiscal year ended December 31, 2012, and by our board of directors and a majority of our common stockholders for the fiscal year ended December 31, 2004.

Our board is responsible for pre-approving all audit and permissible non-audit services provided by HBM. Our board of directors has concluded that the non-audit services provided by HBM are compatible with maintaining auditor independence. In 2012, no fees were paid to HBM pursuant to the "de minimus" exception to the pre-approval policy permitted under the Exchange Act.

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

For the fiscal years ended December 31, 2012 and 2011, the fees for services provided by HBM were as follows:

	2012	2011
Audit fees (1)	$31,600	$31,600
Audit-related fees (2)	-
Tax fees (3)	-	-
All other fees	-	-
	$31,600	$31,600

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

eRoomSystem Technologies, Inc.

By:	/s/ David A. Gestetner
Name:	David A. Gestetner
Title:	President, Chief Executive Officer, Chief Financial Officer Secretary and Chairman of the Board (Principal Executive, Financial and Accounting Officer)

Date:	March 25, 2013

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David A. Gestetner	President, Chief Executive Officer,	March 25, 2013
David A. Gestetner	Secretary and Chairman of the Board (Principal Executive, Financial and Accounting Officer)

/s/ James C. Savas	Director	March 25, 2013
James C. Savas

/s/ Lawrence K. Wein	Director	March 25, 2013
Lawrence K. Wein