Form 10-Q
period 2013-03-31
EROOMSYSTEM TECHNOLOGIES INC
filed 2013-05-10
CIK 1110361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes   ☒      No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐    No ☒

The number of shares of the issuer’s common stock issued and outstanding as of May 9, 2013 was 24,057,865 shares.

EROOMSYSTEM TECHNOLOGIES, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
	2013	2012
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,906,953	$1,962,572
Investment in real property tax liens	26,267	26,267
Accounts receivable, net of allowance for doubtful accounts of $7,265 at March 31, 2013 and $12,353 at December 31, 2012	41,170	66,600
Inventory	174,336	157,921
Prepaid expenses	19,669	22,641
Total Current Assets	2,168,395	2,236,001
PROPERTY AND EQUIPMENT
Property and equipment, net of accumulated depreciation of $25,510 at March 31, 2013 and $20,331 at December 31, 2012	64,410	67,568
NOTE RECEIVABLE	437,260	449,863
DEPOSITS	3,183	3,183
Total Assets	$2,673,248	$2,756,615

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$26,622	$18,682
Accrued liabilities	41,151	77,411
Customer deposits	4,313	4,313
Total Current Liabilities	72,086	100,406
Total Liabilities	72,086	100,406
STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none outstanding	-	-
Common stock, $0.001 par value; 50,000,000 shares authorized; shares outstanding 24,057,865 at March 31, 2013 and 24,057,865 at December 31, 2012	24,058	24,058
Additional paid-in capital	34,184,508	34,184,508
Accumulated deficit	(31,607,404)	(31,552,357)
Total Stockholders' Equity	2,601,162	2,656,209

Total Liabilities and Stockholders' Equity	$2,673,248	$2,756,615

See accompanying notes to condensed consolidated financial statements

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended March 31,
	2013	2012

REVENUE AND INVESTMENT INCOME
Product sales	$112,317	$124,091
Maintenance fees	26,082	36,512
Interest income	2,229	3,593
Total Revenue	140,628	164,196

COST OF REVENUE
Product sales	69,485	78,145
Maintenance	1,208	7,171
Total Cost of Revenue	70,693	85,316

GROSS MARGIN	69,935	78,880

OPERATING EXPENSES
Selling, general and administrative expense, including non-cash compensation of $0 and $1,987, respectively	86,906	113,872
Research and development expense	38,076	30,347
Net Operating Expenses	124,982	144,219
Net Loss	(55,047)	(65,339)
Unrealized gain on investment in equity securities available for sale	-	567
Comprehensive Loss	$(55,047)	$(64,772)
Basic Loss Per Common Share	$(0.00)	$(0.00)
Diluted Loss Per Common Share	$(0.00)	$(0.00)

See accompanying notes to condensed consolidated financial statements

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(55,047)	$(65,339)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,179	6,277
Non-cash compensation expense	-	1,987
Changes in operating assets and liabilities:
Accounts receivable	25,430	(3,350)
Inventory	(17,065)	6,686
Prepaid expenses	2,972	(19,606)
Accounts payable	7,940	8,360
Accrued liabilities	(36,260)	(40,544)
Net Cash Used In Operating Activities	(66,851)	(105,529)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(1,371)	(3,986)
Proceeds from collections of real property tax liens	-	2,150
Proceeds from collection of note receivable	12,603	12,603
Net Cash Provided by Investing Activities	11,232	10,767

CASH FLOWS FROM FINANCING ACTIVITIES	-	-

Net Decrease in Cash	(55,619)	(94,762)

Cash and cash equivalents at Beginning of Period	1,962,572	2,191,396

Cash and cash equivalents at End of Period	$1,906,953	$2,096,634

See accompanying notes to condensed consolidated financial statements

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Condensed Financial Statements - The accompanying unaudited condensed consolidated financial statements include the accounts of eRoomSystem Technologies, Inc. and its wholly-owned subsidiaries (the "Company"). Intercompany accounts and transactions have been eliminated in consolidation. These financial statements are condensed and, therefore, do not include all disclosures normally required by generally accepted accounting principles. These statements should be read in conjunction with the Company's annual financial statements for the fiscal year ended December 31, 2012 included in the Company's Annual Report on Form 10-K. In particular, the Company's organization, nature of operations and significant accounting principles were presented in Note 1 to the consolidated financial statements in that annual report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying unaudited condensed consolidated financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying unaudited condensed consolidated financial statements for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2013.

Cash and Cash Equivalents – Cash and cash equivalents include highly-liquid debt investments with original maturities of three months or less, readily convertible to known amounts of cash.

Investment in Real Property Tax Liens – The investments in the real property tax liens are accounted for as an investment in troubled debts and are carried at cost. Collection of interest, penalties and expense reimbursements is not certain and is recognized upon being realized. The Company has evaluated the collectability of the tax liens and believes the investments are realizable over time as the first position liens are secured by the related real property and the estimated fair value of the real property is in excess of the carrying value of the tax liens and the estimated cost to foreclose and sell the real property. Therefore the Company has not provided an allowance for loan losses against the carrying value of the tax liens at March 31, 2013.

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

The following table is a reconciliation of the numerators and denominators used in the calculation of basic and diluted weighted-average common shares outstanding for the three months ended March 31, 2013 and 2012:

	For the three months ended March 31,
	2013	2012
Net loss	$(55,047)	$(65,339)
Basic weighted-average common shares outstanding	24,057,865	23,982,865
Effect of dilutive securities
Stock options and warrants	-	-
Diluted weighted-average common shares outstanding	24,057,865	23,982,865
Basic loss per share	$(0.00)	$(0.00)
Diluted loss per share	$(0.00)	$(0.00)

During the three months ended March 31, 2013 and 2012, there were 492,500 and 1,868,751 respectively of potential common stock equivalents from options and warrants that were not included in the computation of diluted loss per share because their effect would have been anti-dilutive.

NOTE 2 - INVESTMENTS

Investment in Real Property Tax Liens –During the three months ended March 31, 2013, the Company did not purchase real property tax liens and did not collect any tax lien settlements. The New Jersey municipal tax liens are receivable from the real property owners and are secured by a first priority lien on the related real property. Upon foreclosure, the Company would obtain ownership of the real property. The tax lien receivables accrue interest up to 18% per annum, accrue penalties at 2% to 6% per annum and are also increased by the amount of any collection expenses incurred. The investment in the real property tax liens are accounted for as an investment in troubled debts and are carried at cost. Collection of interest, penalties and expense reimbursements is not certain and is recognized upon being realized.

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

The concession granted to BlackBird on November 3, 2011 constituted a troubled debt restructuring under current accounting guidance. As a result, the note was classified as a long-term asset. Interest income under the terms of the Secured Note is no longer being recognized until the carrying value has been recovered, and payments received are recognized as a reduction of the carrying value of the note. The carrying value of the note receivable was $437,260 at March 31, 2013.

The note receivable was evaluated for impairment and the Company determined that it is likely that estimated future payments from BlackBird or the cash flows from BlackBird’s operations and the value of the underlying collateral is sufficient that upon foreclosure the Company would be able to realize the carrying value of the note. If BlackBird fails to comply with the terms of the agreement dated November 3, 2011, the Company plans on foreclosing on the underlying collateral to collect on the note. Therefore no impairment was recognized during the three months ended March 31, 2013 or 2012.

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

Management has estimated that the fair value of the note receivable at March 31, 2013 and 2012 was approximately $414,000 and $414,000, respectively.

NOTE 4 - STOCKHOLDERS’ EQUITY

During the three months ended March 31, 2012, the Company granted options to purchase 25,000 shares of common stock to an employee for services rendered. These options, which vested immediately, have an exercise price of $0.10 per share and are exercisable through February 22, 2017. These options were valued at approximately $0.08 per share, or $1,987, using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 1.41%, dividend yield of 0.0%, volatility of 111% and expected life of 5 years. No options to purchase shares of common stock were issued in 2013.

During the three months ended March 31, 2012, 695 options to purchase shares of common stock expired.

Compensation expense relating to stock options of $1,987 was recognized during the three months ended March 31, 2012.

There was no unrecognized compensation related to stock options at March 31, 2013.

A summary of stock option and warrant activity for the three months ended March 31, 2013 is as follows:

	Options and Warrants	Exercise Price Range			Weighted - Average Exercise Price
Balance, December 31, 2012	492,500	$0.10	-	$0.26	$0.21
Granted	-
Expired	-
Balance, March 31, 2013	492,500	0.10	-	0.26	0.21
Weighted-average fair value of options granted during the three months ended March 31, 2012					$-

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

Results of Operations

Description of Revenues

Historically, we have received most of our revenues from the sale or placement under a revenue-sharing program of our products in hotels. More recently we have purchased minibars and baskets already placed in hotels and setup a turnkey solution at these hotels. In these hotels we receive most of the revenues for the product sold in the minibars and baskets. We provide 3% of revenues to some of the hotels. We expect that these revenues will account for a substantial majority of our revenues for the foreseeable future. We also generate revenues from maintenance and support services relating to our existing installed products.

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

Research and development expenses consist of payroll and related costs for hardware and software engineers, quality assurance specialists, management personnel, and the costs of materials used by our consultants in the maintenance of our existing installed products as well as research and development for new products. Research and development expenses in the three months ended March 31, 2013 and 2012 were $38,076 and $30,347, respectively.

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

Comparison of Three Months Ended March 31, 2013 and 2012

Revenues

Product Sales — Revenue from product sales was $112,317 for the three months ended March 31, 2013, compared to $124,091 for the three months ended March 31, 2012, representing a decrease of $11,774, or 9.5%. The decrease in product sales revenues related to fluctuations of product sales from the minibars.

Maintenance Fees— Maintenance fees were $26,082 for the three months ended March 31, 2013, compared to $36,512 for the three months ended March 31, 2012, representing a decrease of $10,430, or 28.6%. The decrease in maintenance fee revenue related to the termination of hotels’ under maintenance service contracts.

Interest — Our income from interest was $2,229 for the three months ended March 31, 2013, compared to $3,593 for the three months ended March 31, 2012, representing a decrease of $1,364, or 38%. The decrease in interest income related to fluctuations in rates.

Cost of Revenue

Cost of Product Sales Revenue — Our cost of product sales revenue for the three months ended March 31, 2013 was $69,485, compared to $78,145 for the three months ended March 31, 2012, a decrease of $8,660, or 11.1%. The decrease in cost of product sales revenue relates to the decrease in product sales since March 31, 2012.

Cost of Maintenance Revenue — Our cost of maintenance revenue was $1,208 for the three months ended March 31, 2013, compared to $7,171 for the three months ended March 31, 2012, representing a decrease of $5,963, or 83.2%. The decrease in our cost of maintenance fee revenue related to the decrease in hotels under maintenance contracts.

The changes and percent changes with respect to our revenues and our cost of revenue for the three months ended March 31, 2013 and 2012 are summarized as follows:

	For the Three Months Ended March 31,
	2013	2012	Change	Percent Change
REVENUE
Product sales	$112,317	$124,091	$(11,774)	-9.5%
Maintenance fees	26,082	36,512	(10,430)	-28.6%
Interest income	2,229	3,593	(1,364)	-38.0%
Total Revenue	140,628	164,196	(23,568)	-14.4%

COST OF REVENUE
Product sales	69,485	78,145	(8,660)	-11.1%
Maintenance	1,208	7,171	(5,963)	-83.2%
Total Cost of Revenue	$70,693	$85,316	$(14,623)	-17.1%

Although the preceding table summarizes the net changes and percent changes with respect to our revenues and our cost of revenue for the three months ended March 31, 2013 and 2012, the trends contained therein are limited and should not be viewed as a definitive indication of our future results.

Operating Expenses

Selling, General and Administrative — Selling, general and administrative expenses, including non-cash compensation expense, were $86,906 for the three months ended March 31, 2013, compared to $113,872 for the three months ended March 31, 2012, representing a decrease of $26,966, or 23.7%. The difference reflects our ongoing commitment to further reduce fixed overhead expenses.

Research and Development—Research and development expenses were $38,076 for the three months ended March 31, 2013, compared to $30,347 for the three months ended March 31, 2012 representing an increase of $7,729 or 25.5%. The increase was due to a step-up in research and development during the three months ended March 31, 2013.

Net Loss Attributable to Common Stockholders

We realized a net loss of $55,047 for the three months ended March 31, 2013, compared to $65,339 during the three months ended March 31, 2012. The $10,292 decrease in net loss during the three months ended March 31, 2013 related primarily to the decrease in selling, general and administrative costs during the three months ended March 31, 2013.

Liquidity and Capital Resources

At March 31, 2013, our principal sources of liquidity consisted of $1,906,953 of cash and working capital of $2,096,309, as compared to $1,962,572 of cash and working capital of $2,135,595 at December 31, 2012. In addition, our stockholders' equity was $2,601,162 at March 31, 2013, compared to stockholders' equity of $2,656,209 at December 31, 2012, a decrease of $55,047. The decrease in cash primarily reflects the net loss during the three months ended March 31, 2013.

Our accumulated deficit increased from $31,552,357 at December 31, 2012 to $31,607,404 at March 31, 2013. The $55,047 increase in accumulated deficit resulted directly from the net loss realized for the three months ended March 31, 2013.

Cash flow used in operations for the three months ended March 31, 2013 was $66,851 as compared to $105,529 provided in the same period ended March 31, 2012.

Investing activities for the three months ended March 31, 2013 provided net cash of $11,232, compared to $10,767 of net cash provided during the three months ended March 31, 2012.

There were no financing activities in the three months ended March 31, 2013 and 2012.

Contractual Cash Obligations and Commercial Commitments

There were no significant contractual cash obligations or commercial commitments either on or off balance sheet as of March 31, 2013.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit No.	Description
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

eRoomSystem Technologies, Inc.
(Registrant)

Date: May 9, 2013
	By:	/s/ David A. Gestetner
	Name:	David A. Gestetner
	Title:	President, Chief Executive Officer, Secretary,
and Chairman of the Board
(Principal Executive, Financial, and Accounting Officer)