Form 10-Q
period 2013-06-30
EROOMSYSTEM TECHNOLOGIES INC
filed 2013-08-12
CIK 1110361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

The number of shares of the issuer’s common stock issued and outstanding as of August 9, 2013 was 24,107,865 shares.

EROOMSYSTEM TECHNOLOGIES, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
	2013	2012
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,657,978	$1,962,572
Investment in certificate of deposit	23,005	-
Investment in real property tax liens	24,552	26,267
Note receivable	150,000	-
Accounts receivable, net of allowance for doubtful accounts of $7,959 at June 30, 2013 and $12,353 at December 31, 2012	47,809	66,600
Inventory	216,667	157,921
Prepaid expenses	18,242	22,641
Total Current Assets	2,138,253	2,236,001
PROPERTY AND EQUIPMENT
Property and equipment, net of accumulated depreciation of $29,201 at June 30, 2013 and $20,331 at December 31, 2012	63,732	67,568
NOTE RECEIVABLE, non-performing	424,931	449,863
DEPOSITS	3,183	3,183
Total Assets	$2,630,099	$2,756,615

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$16,113	$18,682
Accrued liabilities	35,727	77,411
Customer deposits	4,313	4,313
Total Current Liabilities	56,153	100,406
Total Liabilities	56,153	100,406
STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none outstanding	-	-
Common stock, $0.001 par value; 50,000,000 shares authorized; shares outstanding 24,057,865 at June 30, 2013 and 24,057,865 at December 31, 2012	24,058	24,058
Additional paid-in capital	34,187,676	34,184,508
Accumulated deficit	(31,637,788)	(31,552,357)
Total Stockholders' Equity	2,573,946	2,656,209

Total Liabilities and Stockholders' Equity	$2,630,099	$2,756,615

See accompanying notes to condensed consolidated financial statements

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012

REVENUE AND INVESTMENT INCOME
Product sales	$114,219	$138,804	$226,536	$262,895
Maintenance fees	19,096	37,301	45,178	73,813
Interest income	3,141	2,446	5,370	6,039
Total Revenue	136,456	178,551	277,084	342,747
COST OF REVENUE
Product sales	60,371	102,497	129,856	180,642
Maintenance	750	4,092	1,958	11,263
Total Cost of Revenue	61,121	106,589	131,814	191,905
GROSS MARGIN	75,335	71,962	145,270	150,842

OPERATING EXPENSES
Selling, general and administrative expense, including non-cash compensation of $3,168, $10,500, $3,168, $12,487, respectively	83,642	107,580	170,548	221,452
Research and development expense	22,077	56,338	60,153	86,685
Net Operating Expenses	105,719	163,918	230,701	308,137
Net Loss	(30,384)	(91,956)	(85,431)	(157,295)
Basic Loss Per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Diluted Loss Per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.01)

See accompanying notes to condensed consolidated financial statements

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the six months ended June 30,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(85,431)	$(157,295)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,871	12,441
Loss on sale of equipment	-	5,278
Loss on investment in certificate of deposit	1,995	-
Non-cash compensation expense	3,168	12,487
Changes in operating assets and liabilities:
Accounts receivable	18,791	5,274
Inventory	(59,396)	(5,257)
Prepaid expenses	4,399	(21,464)
Accounts payable	(2,569)	8,176
Accrued liabilities	(41,684)	(45,562)
Net Cash Used In Operating Activities	(151,856)	(185,922)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(4,385)	(5,235)
Purchase of investments in real property tax liens	-	(2,398)
Proceeds from sale of equipment	-	11,250
Purchase of certificate of deposit	(25,000)	-
Advances made under note receivable	(150,000)	-
Proceeds from collections of real property tax liens	1,715	3,089
Proceeds from collection of note receivable, non-performing	24,932	25,069
Net Cash Provided by (Used in) Investing Activities	(152,738)	31,775

Net Decrease in Cash	(304,594)	(154,147)

Cash and cash equivalents at Beginning of Period	1,962,572	2,191,396

Cash and cash equivalents at End of Period	$1,657,978	$2,037,249

See accompanying notes to condensed consolidated financial statements

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Condensed Financial Statements - The accompanying unaudited condensed consolidated financial statements include the accounts of eRoomSystem Technologies, Inc. and its wholly-owned subsidiaries (the "Company"). Intercompany accounts and transactions have been eliminated in consolidation. These financial statements are condensed and, therefore, do not include all disclosures normally required by generally accepted accounting principles. These statements should be read in conjunction with the Company's annual financial statements for the fiscal year ended December 31, 2012 included in the Company's Annual Report on Form 10-K. In particular, the Company's organization, nature of operations and significant accounting principles were presented in Note 1 to the consolidated financial statements in that annual report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying unaudited condensed consolidated financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying unaudited condensed consolidated financial statements for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2013.

Cash and Cash Equivalents – Cash and cash equivalents include highly-liquid debt investments with original maturities of three months or less, readily convertible to known amounts of cash.

Investment in Real Property Tax Liens – The investments in the real property tax liens are accounted for as an investment in troubled debts and are carried at cost. Collection of interest, penalties and expense reimbursements is not certain and is recognized upon being realized. The Company has evaluated the collectability of the tax liens and believes the investments are realizable over time as the first position liens are secured by the related real property and the estimated fair value of the real property is in excess of the carrying value of the tax liens and the estimated cost to foreclose and sell the real property. Therefore the Company has not provided an allowance for loan losses against the carrying value of the tax liens at June 30, 2013.

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

Inventory - The Company maintains an inventory of product that is sold in the refreshment centers in a number of hotels. In addition, the Company maintains an inventory of minibars and baskets to be placed in Hotels. The inventory is purchased as finished goods and is valued using the first in, first out method.

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

The following table is a reconciliation of the numerators and denominators used in the calculation of basic and diluted loss per share for the three and six months ended June 30, 2013 and 2012:

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
Net loss	$(30,384)	$(91,956)	$(85,431)	$(157,295)
Basic weighted-average common shares outstanding	24,057,865	24,020,777	24,057,865	24,001,821
Effect of dilutive securities
Stock options and warrants	-	-	-	-
Diluted weighted-average common shares outstanding	24,057,865	24,020,777	24,057,865	24,001,821
Basic loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.01)

During the three and six months ended June 30, 2013 and 2012, there were 542,500 and 1,855,803 respectively of potential common stock equivalents from options and warrants that were not included in the computation of diluted loss per share because their effect would have been anti-dilutive.

NOTE 2 - INVESTMENTS

Investment in Real Property Tax Liens –During the six months ended June 30, 2013, the Company did not purchase real property tax liens. The Company collected $1,715 in tax lien settlements. The New Jersey municipal tax liens are receivable from the real property owners and are secured by a first priority lien on the related real property. Upon foreclosure, the Company would obtain ownership of the real property. The tax lien receivables accrue interest up to 18% per annum, accrue penalties at 2% to 6% per annum and are also increased by the amount of any collection expenses incurred. The investment in the real property tax liens are accounted for as an investment in troubled debts and are carried at cost. Collection of interest, penalties and expense reimbursements is not certain and is recognized upon being realized.

NOTE 3 - NOTES RECEIVABLE

Non-Performing Loan
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

The concession granted to BlackBird on November 3, 2011 constituted a troubled debt restructuring under current accounting guidance. As a result, the note was classified as a long-term asset. Interest income under the terms of the Secured Note is no longer being recognized until the carrying value has been recovered, and payments received are recognized as a reduction of the carrying value of the note. The carrying value of the note receivable was $424,931 at June 30, 2013.

The note receivable was evaluated for impairment and the Company determined that it is likely that estimated future payments from BlackBird or the cash flows from BlackBird’s operations and the value of the underlying collateral is sufficient that upon foreclosure the Company would be able to realize the carrying value of the note. If BlackBird fails to comply with the terms of the agreement dated November 3, 2011, the Company plans on foreclosing on the underlying collateral to collect on the note. Therefore no impairment was recognized during the six months ended June 30, 2013 or 2012.

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

Management has estimated that the fair value of the note receivable at June 30, 2013 and 2012 was approximately $414,000 and $414,000, respectively.

Note Receivable
On June 25, 2013, the Company loaned $150,000 to a New York limited liability company under the terms of a one year 12% mortgage note. Interest is due and payable monthly. The entire principal amount is due and payable on the maturity date. The mortgage is collateralized by a commercial property. The Company intends to hold this note to maturity.

NOTE 4 - STOCKHOLDERS’ EQUITY

During the six months ended June 30, 2013, the Company granted options to purchase 50,000 shares of common stock to employees for services rendered. These options, which vested immediately, have an exercise price of $0.08 per share and are exercisable through April 19, 2018. These options were valued at approximately $0.06 per share, or $3,168, using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 0.72%, dividend yield of 0.0%, volatility of 112% and expected life of 5 years.

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

During the six months ended June 30, 2012, the Company issued 50,000 shares of common stock to its Board of Directors in recognition of services rendered as well as 25,000 shares to a consultant in recognition of services rendered. These shares were valued at $10,500 ($0.14 per share).

Compensation expense relating to stock options of $3,168 and $1,987 was recognized during the six months ended June 30, 2013 and 2012, respectively.

There was no unrecognized compensation related to stock options at June 30, 2013.

A summary of stock option and warrant activity for the six months ended June 30, 2013 is as follows:

	Options and Warrants	Exercise Price Range			Weighted - Average Exercise Price
Balance, December 31, 2012	492,500	$0.10	-	$0.26	$0.21
Granted	50,000	0.08	-	0.08	0.08
Expired	-	-		-	-
Balance, June 30, 2013	542,500	0.08	-	0.26	0.19
Weighted-average fair value of options granted during the six months ended June 30, 2013					$0.06

At June 30, 2013, there was no intrinsic value for the options and warrants outstanding.

NOTE 5 - SUBSEQUENT EVENT

On July 3, 2013, the Company issued 50,000 shares of common stock to its Board of Directors in recognition of services rendered. These shares were valued at $6,500 ($0.13 per share).

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

On June 25, 2013, we provided a mortgage backed loan of $150,000 to a New York limited liability company, an unrelated entity. The loan is evidenced by a 12% one year note.

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

Research and development expenses consist of payroll and related costs for hardware and software engineers, quality assurance specialists, management personnel, and the costs of materials used by our consultants in the maintenance of our existing installed products as well as research and development for new products. Research and development expenses in the six months ended June 30, 2013 and 2012 were $60,153 and $86,685, respectively.

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

Comparison of Three Months Ended June 30, 2013 and 2012

Revenues

Product Sales — Revenue from product sales was $114,219 for the three months ended June 30, 2013, compared to $138,804 for the three months ended June 30, 2012, representing a decrease of $24,585, or 17.7%. The decrease in product sales revenues related to fluctuations of product sales from the minibars.

Maintenance Fees— Maintenance fees were $19,096 for the three months ended June 30, 2013, compared to $37,301 for the three months ended June 30, 2012, representing a decrease of $18,205, or 48.8%. The decrease in maintenance fee revenue related to the termination of hotels’ under maintenance service contracts.

Interest — Our income from interest was $3,141 for the three months ended June 30, 2013, compared to $2,446 for the three months ended June 30, 2012, representing an increase of $695, or 28.4%. The increase in interest income related to fluctuations in rates.

Cost of Revenue

Cost of Product Sales Revenue — Our cost of product sales revenue for the three months ended June 30, 2013 was $60,371, compared to $102,497 for the three months ended June 30, 2012, a decrease of $42,126, or 41.1%. The decrease in cost of product sales revenue relates to the decrease in product sales since June 30, 2012.

Cost of Maintenance Revenue — Our cost of maintenance revenue was $750 for the three months ended June 30, 2013, compared to $4,092 for the three months ended June 30, 2012, representing a decrease of $3,342, or 81.7%. The decrease in our cost of maintenance fee revenue related to the decrease in hotels under maintenance contracts.

The changes and percent changes with respect to our revenues and our cost of revenue for the three months ended June 30, 2013 and 2012 are summarized as follows:

	For the Three Months
	Ended June 30,
	2013	2012	Change	Percent Change
REVENUE
Product sales	$114,219	$138,804	$(24,585)	-17.7%
Maintenance fees	19,096	37,301	(18,205)	-48.8%
Interest income	3,141	2,446	695	28.4%
Total Revenue	136,456	178,551	(42,095)	-23.6%

COST OF REVENUE
Product sales	60,371	102,497	(42,126)	-41.1%
Maintenance	750	4,092	(3,342)	-81.7%
Total Cost of Revenue	$61,121	$106,589	$(45,468)	-42.7%

Although the preceding table summarizes the net changes and percent changes with respect to our revenues and our cost of revenue for the three months ended June 30, 2013 and 2012, the trends contained therein are limited and should not be viewed as a definitive indication of our future results.

Operating Expenses

Selling, General and Administrative — Selling, general and administrative expenses, including non-cash compensation expense, were $83,642 for the three months ended June 30, 2013, compared to $107,580 for the three months ended June 30, 2012, representing a decrease of $23,938, or 22.3%. The difference reflects our ongoing commitment to further reduce fixed overhead expenses.

Research and Development—Research and development expenses were $22,077 for the three months ended June 30, 2013, compared to $56,338 for the three months ended June 30, 2012 representing an decrease of $34,261 or 60.8%. The decrease was due to decreasing research and development during the three months ended June 30, 2013.

Net Loss Attributable to Common Stockholders

We realized a net loss of $30,384 for the three months ended June 30, 2013, compared to $91,956 during the three months ended June 30, 2012. The $61,572 decrease in net loss during the three months ended June 30, 2013 related primarily to the decrease in selling, general and administrative costs as well as research and development during the three months ended June 30, 2013.

Comparison of Six Months Ended June 30, 2013 and 2012

Revenues

Product Sales — Revenue from product sales was $226,536 for the six months ended June 30, 2013, compared to $262,895 for the six months ended June 30, 2012, representing a decrease of $36,359, or 13.8%. The decrease in product sales revenues related to fluctuations of product sales from the minibars.

Maintenance Fees— Maintenance fees were $45,178 for the six months ended June 30, 2013, compared to $73,813 for the six months ended June 30, 2012, representing a decrease of $28,635, or 38.8%. The decrease in maintenance fee revenue related to the termination of hotels’ maintenance services.

Interest — Our income from interest was $5,370 for the six months ended June 30, 2013, compared to $6,039 for the six months ended June 30, 2012, representing a decrease of $669, or 11.1%. The decrease in interest income related to fluctuations in interest rates.

Cost of Revenue

Cost of Product Sales Revenue — Our cost of product sales revenue for the six months ended June 30, 2013 was $129,856, compared to $180,642 for the six months ended June 30, 2012, a decrease of $50,786, or 28.1%. The decrease in cost of product sales revenue relates to the decrease product sales revenue as well as the cost of sale of some vending machines sold during the six months ended June 30, 2013.

Cost of Maintenance Revenue — Our cost of maintenance revenue was $1,958 for the six months ended June 30, 2013, compared to $11,263 for the six months ended June 30, 2012, representing a decrease of $9,305, or 82.6%. The decrease in our cost of maintenance fee revenue related to the termination of hotels’ maintenance services.

The changes and percent changes with respect to our revenues and our cost of revenue for the six months ended June 30, 2013 and 2012 are summarized as follows:

	For the Six Months
	Ended June 30,
	2013	2012	Change	Percent Change
REVENUE
Product sales	$226,536	$262,895	$(36,359)	-13.8%
Maintenance fees	45,178	73,813	(28,635)	-38.8%
Interest income	5,370	6,039	(669)	-11.1%
Total Revenue	277,084	342,747	(65,663)	-19.2%

COST OF REVENUE
Product sales	129,856	180,642	(50,786)	-28.1%
Maintenance	1,958	11,263	(9,305)	-82.6%
Total Cost of Revenue	$131,814	$191,905	$(60,091)	-31.3%

Although the preceding table summarizes the net changes and percent changes with respect to our revenues and our cost of revenue for the six months ended June 30, 2013 and 2012, the trends contained therein are limited and should not be viewed as a definitive indication of our future results.

Operating Expenses

Selling, General and Administrative — Selling, general and administrative expenses, including non-cash compensation expense, were $170,548 for the six months ended June 30, 2013, compared to $221,452 for the six months ended June 30, 2012, representing a decrease of $50,904, or 23%. The difference relates to continued efforts to reduce general and administrative costs.

Research and Development—Research and development expenses were $60,153 for the six months ended June 30, 2013, compared to $86,685 for the six months ended June 30, 2012 representing a decrease of $26,532 or 30.6%. The decrease was due to a decrease in research and development during the six months ended June 30, 2013.

Net Loss Attributable to Common Stockholders

We realized a net loss of $85,431 for the six months ended June 30, 2013, compared to a net loss of $157,295 during the six months ended June 30, 2012. The $71,864 decrease in net loss during the six months ended June 30, 2013 related primarily to the decrease in selling, general and administrative costs as well as research and development during the six months ended June 30, 2013.

Liquidity and Capital Resources

At June 30, 2013, our principal sources of liquidity consisted of $1,657,978 of cash and working capital of $2,082,100, as compared to $1,962,572 of cash and working capital of $2,135,595 at December 31, 2012. In addition, our stockholders' equity was $2,573,946 at June 30, 2013, compared to stockholders' equity of $2,656,209 at December 31, 2012, a decrease of $82,263. The decrease in cash primarily reflects the net loss during the six months ended June 30, 2013. We have sufficient funds for the next twelve months.

Our accumulated deficit increased from $31,552,357 at December 31, 2012 to $31,637,788 at June 30, 2013. The $85,431 increase in accumulated deficit resulted directly from the net loss realized for the six months ended June 30, 2013.

Cash flow used in operations for the six months ended June 30, 2013 was $151,856 as compared to $185,922 provided in the same period ended June 30, 2012.

Investing activities for the three months ended June 30, 2013 used net cash of $152,738, compared to $31,775 of net cash provided during the six months ended June 30, 2012.

There were no financing activities in the six months ended June 30, 2013 and 2012.

Contractual Cash Obligations and Commercial Commitments

There were no significant contractual cash obligations or commercial commitments either on or off balance sheet as of June 30, 2013.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 3, 2013, the Company issued 25,000 shares of common stock to Mr. Lawrence K. Wein, a member of its Board of Directors, in recognition of services rendered to the Company. The issuance was conducted in reliance upon an exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended.

On July 3, 2013, the Company issued 25,000 shares of common stock to Mr. James Savas, a member of its Board of Directors, in recognition of services rendered to the Company. The issuance was conducted in reliance upon an exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended.

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

Date: August 9, 2013
	By:	/s/ David A. Gestetner
	Name:	David A. Gestetner
	Title:	President, Chief Executive Officer, Secretary,
and Chairman of the Board
(Principal Executive, Financial, and Accounting Officer)