Form 10-Q
period 2013-09-30
EROOMSYSTEM TECHNOLOGIES INC
filed 2013-11-14
CIK 1110361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

The number of shares of the issuer’s common stock issued and outstanding as of November 14, 2013 was 24,107,865 shares.

EROOMSYSTEM TECHNOLOGIES, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
	2013	2012
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,632,318	$1,962,572
Investment in certificate of deposit	22,832	-
Note receivable	150,000	-
Accounts receivable, net of allowance for doubtful accounts of $8,579 at September 30, 2013 and $12,353 at December 31, 2012	48,614	66,600
Inventory	226,376	157,921
Prepaid expenses	11,052	22,641
Total Current Assets	2,091,192	2,209,734
PROPERTY AND EQUIPMENT
Property and equipment, net of accumulated depreciation of $33,103 at September 30, 2013 and $20,331 at December 31, 2012	62,416	67,568
INVESTMENT IN REAL PROPERTY TAX LIENS	13,422	26,267
NOTE RECEIVABLE	412,466	449,863
DEPOSITS	3,183	3,183

Total Assets	$2,582,679	$2,756,615

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$10,858	$18,682
Accrued liabilities and customer deposits	48,364	81,724
Total Current Liabilities	59,222	100,406

Total Liabilities	59,222	100,406

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none outstanding	-	-
Common stock, $0.001 par value; 50,000,000 shares authorized; shares outstanding 24,107,865 at September 30, 2013 and 24,057,865 at December 31, 2012	24,108	24,058
Additional paid-in capital	34,194,126	34,184,508
Accumulated deficit	(31,694,777)	(31,552,357)
Total Stockholders' Equity	2,523,457	2,656,209

Total Liabilities and Stockholders' Equity	$2,582,679	$2,756,615

See accompanying notes to condensed consolidated financial statements

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012
REVENUE
Product sales	$130,239	$140,873	$356,775	$403,768
Maintenance fees	15,000	33,836	60,178	107,649
Total Revenue	145,239	174,709	416,953	511,417

COST OF REVENUE
Product sales	100,247	101,793	230,103	282,435
Maintenance	750	2,871	2,708	14,134
Total Cost of Revenue	100,997	104,664	232,811	296,569

GROSS MARGIN	44,242	70,045	184,142	214,848
INVESTMENT INCOME	10,060	2,785	15,430	8,824

TOTAL GROSS MARGIN AND INVESTMENT INCOME	54,302	72,830	199,572	223,672

OPERATING EXPENSES
Selling, general and administrative expense, including non-cash compensation of $6,500, $10,500, $9,668, $12,487, respectively	88,732	87,795	259,280	309,247
Research and development expense	22,559	46,077	82,712	132,762
Net Operating Expenses	111,291	133,872	341,992	442,009

Net Loss	$(56,989)	$(61,042)	$(142,420)	$(218,337)

Basic Loss Per Common Share	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Diluted Loss Per Common Share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

See accompanying notes to condensed consolidated financial statements

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the nine months ended September 30,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(142,420)	$(218,337)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,772	16,601
Loss on sale of equipment	-	15,125
Loss on investment in certificate of deposit	2,168	-
Non-cash compensation expense	9,668	12,487
Changes in operating assets and liabilities:
Accounts receivable	17,986	6,852
Inventory	(71,490)	(6,197)
Prepaid expenses	11,589	(13,592)
Accounts payable	(7,824)	14,404
Accrued liabilities	(33,360)	(53,643)

Net Cash Used In Operating Activities	(200,911)	(226,300)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(4,585)	(5,235)
Purchase of investments in real property tax liens	-	(2,398)
Proceeds from sale of equipment	-	30,650
Purchase of certificate of deposit	(25,000)	-
Advances made under note receivable	(150,000)	-
Proceeds from collections of real property tax liens	12,845	3,089
Proceeds from collection of note receivable, non-performing	37,397	37,534

Net Cash Provided by (Used in) Investing Activities	(129,343)	63,640

Net Decrease in Cash	(330,254)	(162,660)

Cash and cash equivalents at Beginning of Period	1,962,572	2,191,396

Cash and cash equivalents at End of Period	$1,632,318	$2,028,736

See accompanying notes to condensed consolidated financial statements

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Condensed Financial Statements - The accompanying unaudited condensed consolidated financial statements include the accounts of eRoomSystem Technologies, Inc. and its wholly-owned subsidiaries (the "Company"). Intercompany accounts and transactions have been eliminated in consolidation. These financial statements are condensed and, therefore, do not include all disclosures normally required by generally accepted accounting principles. These statements should be read in conjunction with the Company's annual financial statements for the fiscal year ended December 31, 2012 included in the Company's Annual Report on Form 10-K. In particular, the Company's organization, nature of operations and significant accounting principles were presented in Note 1 to the consolidated financial statements in that annual report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying unaudited condensed consolidated financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2013.

Cash and Cash Equivalents – Cash and cash equivalents include highly-liquid debt investments with original maturities of three months or less, readily convertible to known amounts of cash.

Investment in Real Property Tax Liens – The investments in the real property tax liens are accounted for as an investment in troubled debts and are carried at cost. Collection of interest, penalties and expense reimbursements is not certain and is recognized upon being realized. The Company has evaluated the collectability of the tax liens and believes the investments are realizable over time as the first position liens are secured by the related real property and the estimated fair value of the real property is in excess of the carrying value of the tax liens and the estimated cost to foreclose and sell the real property. Therefore the Company has not provided an allowance for loan losses against the carrying value of the tax liens at September 30, 2013.

Notes Receivable – Notes receivable are stated at their historical carrying amount and are evaluated for impairment. When projections indicate that the carrying value of a note is not recoverable, the carrying value is reduced by the estimated excess of the carrying value over the projected discounted cash flows. No impairment was deemed necessary during 2013 or 2012. Notes receivable that are classified as troubled debt are classified as a long-term asset, interest income is not recognized until the carrying value has been recovered and payments received are recognized as a reduction of the carrying value of the note.

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

Income Taxes - The Company recognizes an asset or liability for the deferred tax consequences of all temporary differences between the tax basis of assets or liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the assets or liabilities are recovered or settled. These deferred tax assets or liabilities are measured using the enacted tax rates that will be in effect when the differences are expected to reverse. Deferred tax assets are reviewed periodically for recoverability and valuation allowances are provided, as necessary. A liability is provided for uncertain tax positions that are not likely to be sustained during examination by taxing authorities.

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

The following table is a reconciliation of the numerators and denominators used in the calculation of basic and diluted loss per share for the three and nine months ended September 30, 2013 and 2012:

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012
Net loss	$(56,989)	$(61,042)	$(142,420)	$(218,337)
Basic weighted-average common shares outstanding	24,106,235	24,057,865	24,074,165	24,020,639
Effect of dilutive securities
Stock options and warrants	-	-	-	-
Diluted weighted-average common shares outstanding	24,106,235	24,057,865	24,074,165	24,020,639
Basic loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Diluted loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

During the three and nine months ended September 30, 2013 and 2012, there were 542,500 and 482,500 respectively of potential common stock equivalents from options and warrants that were not included in the computation of diluted loss per share because their effect would have been anti-dilutive.

NOTE 2 - INVESTMENTS

Investment in Real Property Tax Liens –During the nine months ended September 30, 2013, the Company did not purchase real property tax liens. The Company collected $12,845 in tax lien settlements. The New Jersey municipal tax liens are receivable from the real property owners and are secured by a first priority lien on the related real property. Upon foreclosure, the Company would obtain ownership of the real property. The tax lien receivables accrue interest up to 18% per annum, accrue penalties at 2% to 6% per annum and are also increased by the amount of any collection expenses incurred. The investment in the real property tax liens are accounted for as an investment in troubled debts and are carried at cost. Collection of interest, penalties and expense reimbursements is not certain and is recognized upon being realized. The carrying amount of the real property tax liens approximates their fair value based on the market value for similar tax liens.

NOTE 3 - NOTES RECEIVABLE

BlackBird Loan
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

The concession granted to BlackBird on November 3, 2011 constituted a troubled debt restructuring under current accounting guidance. As a result, the note was classified as a long-term asset. Interest income under the terms of the Secured Note is no longer being recognized until the carrying value has been recovered, and payments received are recognized as a reduction of the carrying value of the note. The carrying value of the note receivable was $412,466 at September 30, 2013.

The note receivable was evaluated for impairment and the Company determined that it is likely that estimated future payments from BlackBird or the cash flows from BlackBird’s operations and the value of the underlying collateral is sufficient that upon foreclosure the Company would be able to realize the carrying value of the note. If BlackBird fails to comply with the terms of the agreement dated November 3, 2011, the Company plans on foreclosing on the underlying collateral to collect on the note. Therefore no impairment was recognized during the nine months ended September 30, 2013 or 2012.

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

Management has estimated that the fair value of the note receivable was approximately $414,000 at both September 30, 2013 and December 31, 2012.

Note Receivable
On June 25, 2013, the Company loaned $150,000 to a New York limited liability company under the terms of a one year 12% mortgage note. Interest is due and payable monthly. The entire principal amount is due and payable on the maturity date. The mortgage is collateralized by a commercial property. The Company intends to hold this note to maturity. The carrying amount of the note receivable approximates its fair value based on its short-term maturity.

NOTE 4 - STOCKHOLDERS’ EQUITY

During the nine months ended September 30, 2013, the Company granted options to purchase 50,000 shares of common stock to employees for services rendered. These options, which vested immediately, have an exercise price of $0.08 per share and are exercisable through April 19, 2018. These options were valued at approximately $0.06 per share, or $3,168, using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 0.72%, dividend yield of 0.0%, volatility of 112% and expected life of 5 years.

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

During the nine months ended September 30, 2013, the Company issued 50,000 shares of common stock to its Board of Directors in recognition of services rendered. These shares were valued at $6,500 ($0.13 per share).

During the nine months ended September 30, 2012, the Company issued 50,000 shares of common stock to its Board of Directors in recognition of services rendered as well as 25,000 shares to a consultant in recognition of services rendered. These shares were valued at $10,500 ($0.14 per share).

Stock-based compensation expense relating to stock options of $9,668 and $12,487 was recognized during the nine months ended September 30, 2013 and 2012, respectively.

There was no unrecognized compensation related to stock options at September 30, 2013.

A summary of stock option and warrant activity for the nine months ended September 30, 2013 is as follows:

	Options and Warrants	Exercise Price Range			Weighted - Average Exercise Price
Balance, December 31, 2012	492,500	$0.10	-	$0.26	$0.21
Granted	50,000	0.08	-	0.08	0.08
Expired	-	-		-	-
Balance, September 30, 2013	542,500	0.08	-	0.26	0.19
Weighted-average fair value of options granted during the nine months ended September 30, 2013					$0.06

All of the options and warrants were exercisable at September 30, 2013. At September 30, 2013, there was no intrinsic value for the options and warrants outstanding.

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

Our eRoomSystem and related products deliver in-room solutions that reduce operating costs, enhance hotel guest satisfaction and provide higher operating profits to our customers. The solutions offered by our eRoomSystem and related products have allowed us to establish relationships with many premier hotel chains. In addition to providing our customers with valuable in-room solutions, our revenue-sharing program has allowed us to partner with our customers. Through our revenue-sharing program, we have been able to install our products at little upfront cost to hotels, and share in the recurring revenues generated from the sale of goods and services related to our products. An alternative solution we offer is a turnkey arrangement. This arrangement not only provides refreshment centers at no upfront cost to our customers but also provides products and restocking services.

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

Results of Operations

Revenue Recognition

Product revenue is recognized upon purchase of a product by a hotel guest. We have entered into maintenance and license agreements with most of our existing hotel customers. Maintenance and license revenues are recognized as the services are performed or pro rata over the service period. We defer all revenue paid in advance relating to future services. Our maintenance and license agreements stipulate that we collect a maintenance fee per eRoomServ refreshment center per day, payable on a monthly basis.

Description of Expenses

Cost of product sales consists primarily of cost of goods sold. Cost of maintenance fee revenues primarily consists of expenses related to customer support and maintenance.

Selling, general and administrative expenses primarily consist of general and administrative expenses including professional fees, salaries and related costs for accounting, administration, finance, human resources, information systems and legal personnel.

Research and development expenses consist of payroll and related costs for hardware and software engineers, quality assurance specialists, management personnel, and the costs of materials used by our consultants in the maintenance of our existing installed products as well as research and development for new products. Research and development expenses in the nine months ended September 30, 2013 and 2012 were $82,712 and $132,762, respectively.

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

Comparison of Three Months Ended September 30, 2013 and 2012

Revenues

Product Sales – Revenue from product sales was $130,239 for the three months ended September 30, 2013, compared to $140,873 for the three months ended September 30, 2012, representing a decrease of $10,634, or 7.5%. The decrease in product sales revenues in 2013 related to a decrease in vending machines available to sell products due to a sale of the related equipment in 2012.

Maintenance Fees – Maintenance fees were $15,000 for the three months ended September 30, 2013, compared to $33,836 for the three months ended September 30, 2012, representing a decrease of $18,836, or 55.7%. The decrease in maintenance fee revenue related to the termination of certain hotels using our vending machines that are under maintenance service contracts.

Cost of Revenue

Cost of Product Sales Revenue – Our cost of product sales revenue for the nine months ended September 30, 2013 was $230,103, compared to $282,435 for the nine months ended September 30, 2012, a decrease of $52,332, or 18.5%. The decrease in cost of product sales revenue relates to the decrease product sales revenue in the nine months ended September 30, 2013 offset by the higher cost per unit of products being sold in 2013. Therefore the gross margin on product sales has decreased.

Cost of Maintenance Revenue – Our cost of maintenance revenue was $750 for the three months ended September 30, 2013, compared to $2,871 for the three months ended September 30, 2012, representing a decrease of $2,121, or 73.9%. The decrease in our cost of maintenance fee revenue related to the decrease in hotels under maintenance contracts.

The changes and percent changes with respect to our revenues and our cost of revenue for the three months ended September 30, 2013 and 2012 are summarized as follows:

	For the Three Months
	Ended September 30,
	2013	2012	Change	Percent Change
REVENUE
Product sales	$130,239	$140,873	$(10,634)	-7.5%
Maintenance fees	15,000	33,836	(18,836)	-55.7%
Interest income	10,060	2,785	7,275	261.2%
Total Revenue	155,299	177,494	(22,195)	-12.5%

COST OF REVENUE
Product sales	100,247	101,793	(1,546)	-1.5%
Maintenance	750	2,871	(2,121)	-73.9%
Total Cost of Revenue	$100,997	$104,664	$(3,667)	-3.5%

Although the preceding table summarizes the net changes and percent changes with respect to our revenues and our cost of revenue for the three months ended September 30, 2013 and 2012, the trends contained therein are limited and should not be viewed as a definitive indication of our future results.

Investment Income

Our investment income was $10,060 for the three months ended September 30, 2013, compared to $2,785 for the three months ended September 30, 2012, representing an increase of $7,275, or 261.2%. The increase in investment income related to additional interest received on notes receivable during the quarter and collections on tax liens.

Operating Expenses

Selling, General and Administrative — Selling, general and administrative expenses, including non-cash compensation expense, were $88,732 for the three months ended September 30, 2013, compared to $87,795 for the three months ended September 30, 2012, representing an increase of $937, or 1.1%. The difference is immaterial.

Research and Development—Research and development expenses were $22,559 for the three months ended September 30, 2013, compared to $46,077 for the three months ended September 30, 2012 representing a decrease of $23,518 or 51%. The decrease was primarily due to the research projects being significantly advanced or completed and therefore not requiring the expenditures that were required in the prior period. However, additional costs will been necessary for the completion of these projects.

Net Loss

We realized a net loss of $56,989 for the three months ended September 30, 2013, compared to a loss of $61,042 during the three months ended September 30, 2012. The $4,053 decrease in net loss during the three months ended September 30, 2013 related primarily to the decrease in sales and the related gross margin, the increase in investment income and the decrease in research and development expense during the three months ended September 30, 2013, as further discussed above.

Comparison of Nine Months Ended September 30, 2013 and 2012

Revenues

Product Sales – Revenue from product sales was $356,775 for the nine months ended September 30, 2013, compared to $403,768 for the nine months ended September 30, 2012, representing a decrease of $46,993, or 11.6%. The decrease in product sales revenues in 2013 related to a decrease in vending machines available to sell products due to a sale of the related equipment in 2012.

Maintenance Fees – Maintenance fees were $60,178 for the nine months ended September 30, 2013, compared to $107,649 for the nine months ended September 30, 2012, representing a decrease of $47,471, or 44.1%. The decrease in maintenance fee revenue related to the termination of certain hotels using our vending machines that are under maintenance service contracts.

Cost of Revenue

Cost of Product Sales Revenue – Our cost of product sales revenue for the nine months ended September 30, 2013 was $230,103, compared to $282,435 for the nine months ended September 30, 2012, a decrease of $52,332, or 18.5%. The decrease in cost of product sales revenue relates to the decrease product sales revenue in the nine months ended September 30, 2013 offset by the higher cost per unit of products being sold in 2013. Therefore the gross margin on product sales has decreased.

Cost of Maintenance Revenue – Our cost of maintenance revenue was $2,708 for the nine months ended September 30, 2013, compared to $14,134 for the nine months ended September 30, 2012, representing a decrease of $11,426, or 80.8%. The decrease in our cost of maintenance fee revenue related to the termination of hotels under maintenance contracts.

The changes and percent changes with respect to our revenues and our cost of revenue for the nine months ended September 30, 2013 and 2012 are summarized as follows:

	For the Nine Months
	Ended September 30,
	2013	2012	Change	Percent Change
REVENUE
Product sales	$356,775	$403,768	$(46,993)	-11.6%
Maintenance fees	60,178	107,649	(47,471)	-44.1%
Interest income	15,430	8,824	6,606	74.9%
Total Revenue	432,383	520,241	(87,858)	-16.9%

COST OF REVENUE
Product sales	230,103	282,435	(52,332)	-18.5%
Maintenance	2,708	14,134	(11,426)	-80.8%
Total Cost of Revenue	$232,811	$296,569	$(63,758)	-21.5%

Although the preceding table summarizes the net changes and percent changes with respect to our revenues and our cost of revenue for the nine months ended September 30, 2013 and 2012, the trends contained therein are limited and should not be viewed as a definitive indication of our future results.

Investment Income

Our investment income was $15,430 for the nine months ended September 30, 2013, compared to $8,824 for the nine months ended September 30, 2012, representing an increase of $6,606, or 74.9%. The increase in investment income related to additional interest received on notes receivable during the period and collections on tax liens. The increase also related to fluctuations in interest rates.

Operating Expenses

Selling, General and Administrative – Selling, general and administrative expenses, including non-cash compensation expense, were $259,280 for the nine months ended September 30, 2013, compared to $309,247 for the nine months ended September 30, 2012, representing a decrease of $49,967, or 16.2%. The difference relates to continued efforts to reduce general and administrative costs.

Research and Development – Research and development expenses were $82,712 for the nine months ended September 30, 2013, compared to $132,762 for the nine months ended September 30, 2012 representing a decrease of $50,050 or 37.7%. The decrease was primarily due to the research projects being significantly advanced or completed and therefore not requiring the expenditures that were required in the prior period. However, additional costs will been necessary for the completion of these projects.

Net Loss

We realized a net loss of $142,420 for the nine months ended September 30, 2013, compared to a net loss of $218,337 during the nine months ended September 30, 2012. The $75,917 decrease in net loss during the nine months ended September 30, 2013 related primarily to the decrease in sales revenue, the decrease in cost of revenue, the increase in investment income, the decrease in selling, general and administrative expense and the decrease in research and development expense during the nine months ended September 30, 2013, as discussed above.

Liquidity and Capital Resources

On July 24, 2008, we provided a secured loan of $500,000 to BlackBird Corporation, a Florida corporation (“BlackBird”), an unrelated entity. The funding of the loan took place on completion of a transaction by BlackBird to acquire an unrelated company, USA Datanet Corporation. The acquisition took place on July 24, 2008. The loan is evidenced by a 10% senior secured convertible promissory note, made by BlackBird (the “Secured Note”). The Secured Note matured on June 30, 2009 and the interest rate increased to 18% annually as of January 1, 2009, with interest payable quarterly on the last business day of each quarter. An extension to the note was provided through June 30, 2011 at an interest rate of 18%. Blackbird is presently in default of its obligations under the note due to non-payment. In light of BlackBird’s inability to make payments as due, the Company agreed to lower the interest rate on the Secured Note to 10%. BlackBird is current with their interest payments as of November 14, 2013.

On June 25, 2013, we provided a mortgage backed loan of $150,000 to a New York limited liability company, an unrelated entity. The loan is evidenced by a 12% one year note.

At September 30, 2013, our principal sources of liquidity consisted of $1,632,318 of cash and working capital of $2,045,392, as compared to $1,962,572 of cash and working capital of $2,135,595 at December 31, 2012. In addition, our stockholders' equity was $2,523,457 at September 30, 2013, compared to stockholders' equity of $2,656,209 at December 31, 2012, a decrease of $132,752. The decrease in cash primarily reflects the net loss during the nine months ended September 30, 2013. We have sufficient funds for the next twelve months.

Our accumulated deficit increased from $31,552,357 at December 31, 2012 to $31,694,777 at September 30, 2013. The $142,420 increase in accumulated deficit resulted directly from the net loss realized for the nine months ended September 30, 2013.

Cash flow used in operations for the nine months ended September 30, 2013 was $200,911 as compared to $226,300 in the same period ended September 30, 2012.

Investing activities for the nine months ended September 30, 2013 used net cash of $129,343, compared to $63,640 of net cash provided during the nine months ended September 30, 2012.

There were no financing activities in the nine months ended September 30, 2013 and 2012.

Contractual Cash Obligations and Commercial Commitments

There were no significant contractual cash obligations or commercial commitments either on or off balance sheet as of September 30, 2013.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

As previously disclosed in the Form 10-Q for the period ended June 30, 2013 as filed with the Securities and Exchange Commission on August 12, 2013:

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

Date: November 14, 2013
	By:	/s/ David A. Gestetner
	Name:	David A. Gestetner
	Title:	President, Chief Executive Officer, Secretary,
and Chairman of the Board
(Principal Executive, Financial, and Accounting Officer)