Form 10-K
period 2013-12-31
EROOMSYSTEM TECHNOLOGIES INC
filed 2014-04-03
CIK 1110361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).  Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter was $1,877,346.

As of March 28, 2014 there were 24,107,865 shares of common stock outstanding.

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

We have three wholly owned subsidiaries, eRoomSystem Services, Inc. (“eRoomSystem Services”) (formerly RoomSystems), eFridge, LLC (“eFridge”), and eOneCapital, Inc (“eOneCapital”).

eRoomSystem Services provides customer service and maintenance for refreshment centers owned by hotels and instructs hotel personnel on the use and maintenance of our products.

eFridge provides a turnkey solution to various hotels. eFridge manages the process of providing product and restockers to the hotels.

eOneCapital, Inc. was formed as a new subsidiary in 2010. eOneCapital invests in tax liens from municipalities in New Jersey. eOneCapital also provides asset backed loans.

Overview

In January 2014 eRoomSystem Technologies introduced to the lodging industry an amenity management platform, or the AMENITIES MANAGER™, sold under the SMARTSERV brand. The platform’s core is proprietary, unique software that provides a locally hosted or cloud-based system to assist a hotel in enhancing its image and theme through distinctive products and managing its amenities with optimized efficiency.

The AMENITIES MANAGER and related products deliver solutions in order to reduce operating costs, enhance hotel guest satisfaction and provide higher operating profits to our customers. The solutions offered by our AMENITIES MANAGER and related products have allowed us to establish relationships with many premier hotel chains. In addition to providing our customers with valuable amenity management solutions that pay for itself, our revenue-sharing program has allowed us to partner with our customers and provide our solutions at little or no up-front cost. Our customers share in revenues generated from the sale of goods and services related to our platform. As an alternative solution, we offer a turnkey arrangement which provides both products and restockers to hotels.

Since January 2014, we have deployed our Amenities Manager at six hotels that we are currently servicing.

To date, we have deployed over 12,000 refreshment centers at many hotel properties.

Summary of Our Diversification Initiatives

We are continuously performing due diligence for the purpose of making investments in privately-held or publicly traded emerging growth stage companies. In the future, we may acquire an existing operating company if the opportunity arises. At this time, we have not reached a definitive agreement with any such third party companies.

Our Products and Services

Amenities Manager

Since our inception, it has been our objective to provide innovative in-room amenities solutions to the lodging industry. Our new amenity management platform brings together the hotel’s amenities in a locally hosted or cloud-based server. At the core of SMARTSERV is our proprietary software, AMENITIES MANAGER which operates as a multi-tasking data collection and retrieval system. Our software provides an interactive environment that allows the input and retrieval of information in the form of user-friendly, customized reports and:

•         Is a friendly, easy-to-learn interactive, graphical environment;
•         Helps the hotel maximize personnel efficiencies with regard to amenity delivery and restocking;
•         Tracks inventory daily to ensure rooms are fully stocked and contain no expired items;
•         Provides real-time, user-friendly reports that track on a daily basis restocking requirements, daily, monthly and annual product sales statistics, overnight audits, inventory control and a variety of customized reports; and
•         Allows for special amenity requests

Turnkey Amenities Manager

We also offer a turnkey arrangement which provides and manages both amenity products and attendants to hotels in conjunction with the AMENITIES MANAGER at no cost to the hotel. The hotels share in the recurring revenues generated.

Amenities Optimizer

One of the byproducts of our technology is the information we have collected since our first product installation. To date, we have collected millions of room-nights of data. The eRoomSystem file server collects information regarding the usage of hotel refreshment centers on a real-time basis. We use this information to help our customers increase their operational efficiencies. The information we obtain enables us to categorize the information according to specific consumer buying patterns and demographics.

The information we collect is currently offered to our customers as part of our Amenities Manager software agreement/license. Our hotel clients benefit in various ways from the information we provide. The hotels that are responsible for restocking the goods sold from our refreshment centers can utilize the real-time sales data generated by the Amenities Manager™ to help the hotel maximize personnel efficiencies with regard to amenity delivery and restocking. The timely transfer of sales data to the hotel prevents guest pilferage and minimizes disputes over refreshment center usage, both of which are prevalent in the lodging industry. Finally, the ability to track product sales performance, including specific information about their guests' buying patterns and non-confidential information about other hotels in similar geographic regions, allows the hotel to stock the refreshment centers with more popular items, which may lead to increased sales of product from the refreshment centers.

    SmartTray

Our SmartTray is an ambient tray for dry goods. The SmartTray can be custom designed and can hold three, to more than twenty, different products. The SmartTray utilizes cross-sensing technology that provides significant flexibility in product selection for hotels. This solution allows the hotel to sell souvenirs, snacks and other profitable items. The SmartTray uses state-of-the-art wifi technology to automatically transmit sales data to our servers and the Hotel Property Management System. The SmartTray can generally be located anywhere in a guestroom.

Research and Development

At the core of our products and services is our proprietary software and hardware that make up our SMARTSERV brand. In 2013, we continued to step up our research and development projects for the purpose of creating new products and software. We are developing a unique platform that incorporates cutting edge wireless technology and utilizes micro-controllers that can detect information from many different varieties of sensors, including our proprietary, product detection sensors. Data from the micro-controllers and sensors is sent to, and stored on, our secure cloud servers for aggregation, analysis and reporting. Users of our sensor platform will be able to interact with their sensors and data through user-friendly, Internet based software. This web interface can be accessed from popular web browsers anywhere in the world, at any time. Additionally, we have developed and are continuing to work on the AMENITIES MANAGER, a locally hosted or cloud based hotel amenity management platform. There is no assurance that the products we are working on will be successfully completed or deployed.

Sales and Marketing

Since January 2014, we have deployed our Amenities Manager at six hotels that we are currently servicing. We have deployed more than 12,000 refreshment centers at many hotel properties located in the Unites States as well as other countries. We are in the process of renewing our sales and marketing efforts with respect to our new amenity platform for hotels. There is no assurance that we will be successful.

Manufacturing

We do not currently manufacture our products and do not anticipate doing so in the future. We utilize outside manufacturing companies as necessary.

Competition

The market for in-room amenities platforms in the lodging industry is quite competitive, and the competition has further intensified in recent years. Management is focused on expanding our existing client base. Our renewal of sales and marketing will be subject to significant competition from competitors.

Customers

During the year ended December 31, 2013, revenues from one customer accounted for 40% of our total revenues. During the year ended December 31, 2012, revenues from 2 customers accounted for 58% of our total revenues.

Intellectual Property

We rely upon a combination of trademark and copyright law, trade secret protection and confidentiality and/or license agreements with our employees, customers and business partners to protect our proprietary rights in our products, services, know-how and information.

We have pending applications for the following trademarks and service marks: Amenities Manager and eRoomSystem Technologies. We have also registered our logo.

Our proprietary software consists of two modules and provides the backbone of the Amenities Manager. The first module is the web-based, locally hosted or cloud software that is the core of the Amenities Manager. It collects data inputted by hotel and office staff and produces a wide-variety of management and operational reports. Our existing hotel clients utilize our version 1.2 software that provides users with a friendly, easy-to-learn graphic environment which generally expands the report generating capabilities of the property. The second module is a Windows(R) based program that provides a communication link between our Amenities Manager software, and the hotel's property management system.

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

            Government Regulation

We are subject to laws and regulations applicable to businesses generally, as well as to laws and regulations directly applicable to the lodging industry and minibars in particular. These laws and regulations relate to the qualification required to do business in the various states and in foreign nations in which we currently have, or propose to have, our products.

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

Employees

We currently employ approximately fifteen employees in addition to four consultants.

ITEM 2.      PROPERTIES.

We lease our headquarters and principal executive offices, comprising approximately 1,600 square feet, located at 150 Airport Road, Suite 1200, Lakewood, New Jersey 08701 for $1,600 per month. We have exercised our option to renew the lease for one additional year starting March 1, 2014 at $1,600 per month.

            In addition, we currently lease approximately 80 square feet of storage space on a month-to-month basis for $65 per month in Salt Lake City, Utah, as well as warehouse space in which we have approximately 100 pallets in Lakewood Township, NJ for $9 per pallet per month. We maintain inventory and replacement parts at these facilities.

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

ITEM 4.      MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5.      MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Prior to August 3, 2000, there was no public market for our common stock. In conjunction with our initial public offering, in August of 2000, our common stock was accepted for listing on the NASDAQ SmallCap Market under the trading symbol "ERMS". In April 2003, our common stock was delisted from the NASDAQ SmallCap market. Our common stock is currently quoted on the Over-The-Counter Bulletin Board under the same symbol. As of March 28, 2014, there were 24,107,865 shares of common stock outstanding.

High And Low Sale Prices Of Our Common Stock

The following table sets forth the high and low bid information of our common stock, as quoted on the Over The Counter Bulletin Board (which quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions) for each quarter during the period January 1, 2012 through December 31, 2013:

Calendar Quarter Ended	Low	High
March 31, 2012	$0.08	$0.16
June 30, 2012	$0.10	$0.16
September 30, 2012	$0.14	$0.16
December 31, 2012	$0.12	$0.17
March 31, 2013	$0.08	$0.17
June 30, 2013	$0.08	$0.13
September 30, 2013	$0.07	$0.13
December 31, 2013	$0.05	$0.10

The last reported price of our common stock on the Over-The-Counter Bulletin Board on March 28, 2014 was $0.075 per share.

Holders

As of March 28, 2014, there were approximately 360 stockholders of record of our common stock.

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

There were no sales of unregistered equity securities that were not previously reported.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

None

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information about our equity compensation plans as of December 31, 2013.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities available for future issuance
	(a)	(b)	(c)
Equity compensation plan approved by security holders	342,500	$0.14	2,657,500

Equity compensation plans not approved by security holders	-	$-	-

Total	342,500	$0.14	2,657,500

Equity Compensation Plans Approved by Security Holders

The 2000 Stock Option and Incentive Plan, or the 2000 Plan, was adopted by our board on February 3, 2000 and approved by our stockholders on March 29, 2000. The 2000 Plan was amended by our stockholders on each of May 7, 2001, July 29, 2002 and November 15, 2004 to increase the number of shares of common stock reserved for issuance under the 2000 Plan from 2,000,000 shares to 2,360,000 shares, from 2,360,000 to 2,700,000, and from 2,700,000 to 3,000,000 shares, respectively. The 2000 Plan provides us with the vehicle to grant to employees, officers, directors and consultants stock options and bonuses in the form of stock and options including "incentive stock options" within the meaning of Section 422 of the United States Internal Revenue Code of 1986 and non-qualified stock options. As of December 31, 2013, there were options to purchase 342,500 shares of our common stock outstanding under the 2000 Plan. The compensation committee has authority to determine the persons to whom awards will be granted, the nature of the awards, the number of shares to be covered by each grant, the terms of the grant and with respect to options, whether the options granted are intended to be incentive stock options, the duration and rate of exercise of each option, the option price per share, the manner of exercise and the time, manner and form of payment upon exercise of an option.

Equity Compensation Plans Not Approved by Security Holders

All outstanding options and warrants under equity compensation plans not approved by security holders have expired.

ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

Certain statements contained in this Annual Report, including statements regarding the anticipated development and expansion of our business, our intent, belief or current expectations, primarily with respect to the future operating performance of the Company and the services we expect to offer and other statements contained herein regarding matters that are not historical facts, are “forward-looking” statements. Because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. The following management discussion and analysis of financial condition and results of operations of the Company is based upon, and should be read in conjunction with, the audited financial statements and related notes elsewhere in this Annual Report.

All forward-looking statements speak only as of the date on which they are made. We undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.

Plan of Operation

In January 2014, the Company introduced to the lodging industry an amenity management platform, or the AMENITIES MANAGER, sold under the SMARTSERV brand. The platform’s core is proprietary, unique software that provides a locally hosted or cloud-based system that assists the hotel in enhancing its image and theme through distinctive and unique products and managing its amenities with optimized efficiency.

The solutions offered by our eRoomSystem and related products have allowed us to install our products and services in several premier hotel chains, including Marriott International, Hilton Hotels, Helmsley and Carlson Hospitality Worldwide, in the United States and internationally.

Description of Revenues

We derive revenues from the placement of products in hotel in-room refreshment centers. In these hotels, we receive most of the revenues for the product sold in the minibars and baskets. We provide a percentage of revenues over a predetermined threshold to some of the hotels. We expect that these revenues will account for a substantial majority of our revenues for the foreseeable future. We also generate revenues from maintenance and support services relating to our existing installed products.

Our dependence on the lodging industry makes us extremely vulnerable to downturns caused by the general economic environment. Such downturns could result in fewer purchases by hotel guests of goods and services from our products installed in hotels, and accordingly lower revenues where our products are placed pursuant to a turnkey or revenue sharing agreement. Travel and leisure is often discretionary for consumers and may be affected by adverse trends in the general economy. The success of our operations depends, in part, upon discretionary consumer spending and economic conditions affecting disposable consumer income.

We have a diversification strategy to invest in emerging growth companies. We continue to explore opportunities and perform due diligence on third parties with respect to potential investments. At this time, we have no agreements to make such investments. In addition, we may acquire an operating company in the future if the opportunity arises. The timing and return on such investments, however, cannot be assured.

Revenue Recognition

We generate revenues from the sale of products in refreshment centers, from maintenance services and the lease of equipment. Revenue from the sale of refreshments from the refreshment centers is recognized upon removal of the item from the refreshment center by the hotel guest. Maintenance revenue is recognized as the services are performed. Lease revenue is recognized over the term of the lease.

Description of Expenses

Cost of product sales consists primarily of cost of goods and labor. Cost of maintenance fee revenues primarily consists of expenses related to customer support and maintenance.

Selling, general and administrative expenses primarily consist of general and administrative expenses including professional fees, salaries and related costs for accounting, administration, finance, legal, human resources, and information systems.

Research and development expenses consist of payroll and related costs for hardware and software engineers, quality assurance specialists, management personnel, and the costs of materials used by our consultants in the maintenance of our existing installed products. As we have initiated development of new product lines there were some research and development expenses in the fiscal years 2013 and 2012.

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

Results of Operations

Comparison of Years Ended December 31, 2013 and 2012

Revenues

Product Sales — Our revenue from product sales was $525,385 in 2013, as compared to $530,306 in 2012, representing a decrease of $4,921, or 1%. The decrease in revenue from product sales in 2013 was immaterial.

Maintenance and Lease Revenue — Our maintenance and lease revenue was $75,178 in 2013 and $138,033 for 2012, representing a decrease of $62,855, or 45.5%. The decrease in maintenance and lease revenue was due to hotels’ whose maintenance agreements ended.

During the year ended December 31, 2013, revenues from one customers accounted for 40% of our total revenues.

Cost of Revenue

Cost of Product Sales Revenue — Our cost of product sales revenue was $325,730 for 2013 as compared to $388,349 for 2012, representing a decrease of $62,619, or 16%. The decrease was in large part due to the write-down of minibar equipment in 2012 as well as basis of the vending equipment sold in 2012. The gross margin percentage on revenue from product sales revenue was 38% in 2013 as compared to 27% in 2012.

Cost of Maintenance and Lease Revenue — Our cost of maintenance revenue was $4,920 for 2013 as compared to $15,983 for 2012, representing a decrease of $11,063, or 69%. The decrease in the cost of maintenance and lease revenue was due to decreased maintenance revenue. The gross margin percentage on maintenance and lease revenues was 93% in 2013 as compared to 88% in 2012.

The changes and percent changes with respect to our revenues and our cost of revenue for the years ended December 31, 2013 and 2012 are as follows:

	For the Years
	Ended December 31,
	2013	2012	Change	Percent Change
REVENUE
Product sales	$525,385	$530,306	$(4,921)	-1%
Maintenance and lease	75,178	138,033	(62,855)	-46%
Total Revenue	600,563	668,339	(67,776)	-10%

COST OF REVENUE
Product sales	325,730	388,349	(62,619)	-16%
Maintenance and lease	4,920	15,983	(11,063)	-69%
Total Cost of Revenue	$330,650	$404,332	$(73,682)	-18%

Although the preceding table summarizes the net changes and percent changes with respect to our revenues and our cost of revenue for the years ended December 31, 2013 and 2012, the trends contained therein are limited to a two-year comparison and should not be viewed as a definitive indication of our future results.

Investment Income

Investment Income — Our income from investments was $24,728 in 2013, compared to $11,903 in 2012, representing an increase of $12,825, or 108%. The increase related to interest income received on a tax lien that redeemed as well as a new note receivable outstanding.

Operating Expenses

Selling, General and Administrative — Selling, general and administrative expenses were $432,947 for 2013 and $431,849 for 2012, representing an increase of $1,098, or 0%. Selling, general and administrative expenses represented 72% of our total revenues in 2013 and 65% of our total revenues in 2012. The increase in our selling, general and administrative expenses was immaterial.

Research and Development Expenses — Research and development expenses were $160,357 for 2013 and $177,678 for 2012, representing a decrease of $17,321, or 10%. The decrease in research and development expenses was due to decreased development on the new product lines. Research and development expenses represented 27% of our total revenue in 2013 and 27% of our total revenue in 2012.

Net Loss Attributable to Common Stockholders

We realized a net loss attributable to common stockholders of $298,663 in 2013, as compared to $333,617 in 2012. The $34,954 decrease to our net loss was primarily due to a decrease in research and development expense and an increase in investment income.

Liquidity and Capital Resources

At December 31, 2013, we had $1,376,822 of cash and working capital of $1,851,734, as compared to $1,962,572 of cash and working capital of $2,109,328 at December 31, 2012. In addition, our stockholders' equity was $2,368,432 at December 31, 2013 as compared to $2,656,209 at December 31, 2012, a decrease of $287,777. The decrease in cash reflects in large part the net loss in 2013 as well as the $400,000 loans provided in 2013. The decrease in working capital reflects the decrease in current assets. The decrease in stockholders’ equity primarily reflects the net loss in 2013.

Our accumulated deficit increased to $31,851,020 at December 31, 2013 as compared to $31,552,357 at December 31, 2012. The increase in accumulated deficit is a direct result of our net loss of $298,663 in the year ended December 31, 2013.

Net cash used by operating activities for the year ended December 31, 2013 was $220,382, as compared to $309,868 during the year ended December 31, 2012.

Net cash used by investing activities for the year ended December 31, 2013 was $365,368, as compared to net cash provided during the year ended December 31, 2012 of $81,044. The change resulted primarily from advances made under notes receivable in 2013.

           Net cash used in financing activities for the years ended December 31, 2013 and 2012 was $0.

During the year ended December 31, 2013, revenues from one customer accounted for 40% of our total revenues.

We currently believe that our cash on hand will provide sufficient capital resources and liquidity to fund our expected operating expenditures for the next twelve months.

Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board ("FASB") issued a new accounting standard on intangibles – goodwill and other that reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment and to improve consistency in impairment testing guidance among long-lived asset categories. The standard was effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of this accounting guidance did not have a material impact on its consolidated financial statements and related disclosures.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Stockholders
eRoomSystem Technologies, Inc.

We have audited the accompanying consolidated balance sheet of eRoomSystem Technologies, Inc. and subsidiaries (the “Company”) as of December 31, 2013, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of eRoomSystem Technologies, Inc. and subsidiaries as of December 31, 2013, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Eide Bailly LLP
Salt Lake City, Utah
April 2, 2014

www.eidebailly.com

5 Triad Center, Ste. 750  |  Salt Lake City, UT 84180-1128  |  T 801.532.2200  |  F 801.532.7944  |  EOE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Stockholders
eRoomSystem Technologies, Inc.

We have audited the accompanying consolidated balance sheet of eRoomSystem Technologies, Inc. and subsidiaries (the “Company”) as of December 31, 2012, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of eRoomSystem Technologies, Inc. and subsidiaries as of December 31, 2012, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Hansen Barnett and Maxwell
Salt Lake City, Utah
March 22, 2013

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,376,822	$1,962,572
Investment in certificate of deposit	22,734	-
Notes receivable	402,000	-
Accounts receivable, net of allowance for doubtful accounts of $10,100 at December 31, 2013 and $12,353 at December 31, 2012	57,233	66,600
Inventory	28,237	141,277
Advance to hotels	46,418	16,644
Prepaid expenses	13,248	22,641
Total Current Assets	1,946,692	2,209,734
PROPERTY AND EQUIPMENT
Property and equipment, net of accumulated depreciation of $32,076 at December 31, 2013 and $46,969 at December 31, 2012	100,480	67,568
NOTE RECEIVABLE, non-performing	399,863	449,863
INVESTMENT IN REAL PROPERTY TAX LIENS	13,422	26,267
DEPOSITS	2,933	3,183
Total Assets	$2,463,390	$2,756,615

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$15,012	$18,682
Accrued liabilities	75,633	77,411
Customer deposits	4,313	4,313
Total Current Liabilities	94,958	100,406
Total Liabilities	94,958	100,406
STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none outstanding	-	-
Common stock, $0.001 par value; 50,000,000 shares authorized; shares outstanding 24,107,865 at December 31, 2013 and 24,057,865 at December 31, 2012	24,108	24,058
Additional paid-in capital	34,195,344	34,184,508
Accumulated deficit	(31,851,020)	(31,552,357)
Total Stockholders' Equity	2,368,432	2,656,209

Total Liabilities and Stockholders' Equity	$2,463,390	$2,756,615

See accompanying notes to consolidated financial statements

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the years ended December 31,
	2013	2012

REVENUE
Product sales	$525,385	$530,306
Maintenance and lease	75,178	138,033
Total Revenue	600,563	668,339
COST OF REVENUE
Product sales	325,730	388,349
Maintenance and lease	4,920	15,983
Total Cost of Revenue	330,650	404,332
GROSS MARGIN	269,913	264,007
INVESTMENT INCOME	24,728	11,903
TOTAL GROSS MARGIN AND INVESTMENT INCOME	294,641	275,910
OPERATING EXPENSES
Selling, general and administrative expense, including non-cash compensation of $10,886 and $14,848 respectively	432,947	431,849
Research and development expense	160,357	177,678
Net Operating Expenses	593,304	609,527
Net Loss	(298,663)	(333,617)
Change in unrealized loss	-	(1,700)
Comprehensive Loss	$(298,663)	$(335,317)
Basic Loss Per Common Share	$(0.01)	$(0.01)
Diluted Loss Per Common Share	$(0.01)	$(0.01)

See accompanying notes to consolidated financial statements

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	Shares		Amount
	2013	2012	2013	2012
COMMON STOCK
Balance at Beginning of Year	24,057,865	23,982,865	$24,058	$23,983
Issuance to directors for services	50,000	75,000	50	75
Balance at end of year	24,107,865	24,057,865	24,108	24,058
ADDITIONAL PAID-IN-CAPITAL
Balance at Beginning of Year			34,184,508	34,169,735
Issuance to directors for services			6,450	10,425
Issuance of options and warrants to employees			4,386	4,348
Balance at end of year			34,195,344	34,184,508
ACCUMULATED DEFICIT
Balance at Beginning of Year			(31,552,357)	(31,218,740)
Net Loss			(298,663)	(333,617)
Balance at end of year			(31,851,020)	(31,552,357)
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance at Beginning of Year			-	1,700
Unrealized loss on marketable securities			-	(1,700)
Balance at end of year			-	-
Total Stockholders' Equity at End of Year			$2,368,432	$2,656,209

See accompanying notes to consolidated financial statements

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(298,663)	$(333,617)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	16,986	46,801
Loss on sale of equipment	-	15,126
Unrealized loss on investment in certificate of deposit	2,266	-
Loss on disposal of equipment	5,392	-
Loss on impairment of equipment	46,440	-
Accrued interest receivable	(2,000)	-
Non-cash compensation expense	10,886	14,848
Changes in operating assets and liabilities:
Accounts receivable	9,367	(6,148)
Inventory	(15,001)	(12,305)
Prepaid expenses	9,393	(14,786)
Accounts payable	(3,670)	3,180
Accrued liabilities	(1,778)	(22,967)
Net Cash Used In Operating Activities	(220,382)	(309,868)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(3,463)	(2,503)
Purchase of investments in real property tax liens	-	(2,398)
Proceeds from sale of equipment	-	30,650
Purchase of certificate of deposit	(25,000)	-
Advances made under notes receivable	(400,000)	-
Proceeds from collections of real property tax liens	12,845	5,158
Return of deposit	250	-
Proceeds from collection of note receivable, non-performing	50,000	50,137
Net Cash Provided by (Used in) Investing Activities	(365,368)	81,044

Net Decrease in Cash and Cash Equivalents	(585,750)	(228,824)

Cash and cash equivalents at Beginning of Period	1,962,572	2,191,396

Cash and cash equivalents at End of Period	$1,376,822	$1,962,572

Non-Cash Investing and Financing Activities
Capitalize equipment from inventory	$92,880	$-

See accompanying notes to consolidated financial statements

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization, Nature of Operations and Principles of Consolidation - eRoomSystem Technologies, Inc. is a Nevada corporation.  eRoomSystem Technologies, Inc. and its subsidiaries, collectively referred to as the "Company," provide a complete line of amenity services for hotels.

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

Cash and Cash Equivalents - Cash and cash equivalents include highly liquid debt investments with original maturities of three months or less readily convertible to known amounts of cash. At December 31, 2013 and 2012, the Company held cash in excess of federally insured limits of $510,043 and $727,275, respectively.

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

Inventory - The Company maintains an inventory of product that is sold in the refreshment centers in a number of hotels. In addition, the Company maintained an inventory of refreshment centers to be placed in Hotels through September 30, 2013. During fourth quarter 2013, the refreshment centers were capitalized as property and equipment. The inventory is purchased as finished goods and is valued using the first in, first out method.

Advances to Hotels – The Company makes advances to hotels for their purchases of alcoholic beverages. The hotels’ alcoholic beverages are placed in the Company’s refreshment centers and the advances are settled at the date the hotel customers remove the beverages from the refreshment centers.

Notes Receivable - The notes receivable are stated at the historical carrying amount and are evaluated for impairment. When projections indicate that the carrying value of the note is not recoverable, the carrying value will be reduced by the estimated excess of the carrying value over the projected discounted cash flows. No impairment was deemed necessary during 2013 or 2012. The carrying amount of the notes receivable approximates their fair value because of their short-term maturities. However, one of the notes has been classified as long term for the years ended December 31, 2013 and 2012 (see Note 3).

Property and Equipment - Property and equipment consist primarily of eRoomServ refreshment centers and are stated at cost, less accumulated depreciation. Major additions and improvements are capitalized, while repairs and maintenance costs are expensed when incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets as follows:

eRoomServ refreshment centers in service	5 - 7 years
Computer and office equipment	3 - 7 years
Vehicles and other	7 years

Depreciation expense was $16,986 and $46,801 for the years ended December 31, 2013 and 2012, respectively. On retirement, trade-in or disposition of property and equipment, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the statement of operations.

During the fourth quarter 2013, the Company determined that refreshment centers would no longer be sold to hotels, but would rather be used to replace existing refreshment centers used by the Company. As a result, the cost of refreshment centers in the amount of $92,880 was moved from inventory to property and equipment in fourth quarter 2013. In addition, the Company assessed the carrying value of these refreshment centers and determined, based on their projected future cash flows, that the refreshment centers were impaired. As a result, the carrying value of the refreshment centers was written down to their fair value, determined by their projected future cash flows, which resulted in the recognition of $46,440 of impairment expense during the year ended December 31, 2013,

Capitalized Software Costs - In accordance with FASB Accounting Standards Codification (ASC) 985, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, development costs incurred in the research and development of new software products to be sold, leased or otherwise marketed are expensed as incurred until technological feasibility in the form of a working model has been established. Internally generated software development costs were $48,168 for the year ended December 31, 2013 and were $10,150 for the year ended December 31, 2012. The Company has charged its software development costs to research and development expense in the accompanying consolidated statements of operations.

Valuation of Long-Lived Assets - The carrying values of long-lived assets, including notes receivable, are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying values may not be recoverable. When such an event occurs the Company projects the undiscounted cash flows to be generated from the use of the asset and its eventual disposition over the remaining life of the asset. If projections indicate that the carrying value of the asset will not be recovered, the carrying value of the asset is reduced by the estimated excess of the carrying value over the projected discounted cash flows estimated to be generated by the asset. The Company evaluated its long-lived assets at December 31, 2012 and determined that no impairment adjustment was necessary. During the fourth quarter 2013, the carrying value of refreshment centers in property and equipment was impaired and the Company recognized an impairment loss of $46,440 during the year ended December 31, 2013.

Revenue Recognition - The Company generates revenues from the sale of products in refreshment centers, from maintenance services and the lease of equipment.

Revenue from the sale of refreshments from the refreshment centers is recognized upon removal of the item from the refreshment center by the hotel guest. Maintenance revenue is recognized as the services are performed. Lease revenue is recognized over the term of the lease

Stock-Based Compensation - The Company has one stock-based employee compensation plan, which is described more fully in Note 8. The Company utilizes the fair value recognition provisions of FASB ASC 718, Stock Compensation. Accordingly, the Company records expense, if applicable, for (i) the unvested portion of grants issued during 2013 and 2012 and (ii) new grant issuances, both of which will be expensed over the requisite service (i.e., vesting) periods.

Advertising Costs - Advertising costs are charged to expense as incurred. Amounts expensed were immaterial to the financial statements.

Research and Development – Research and development costs are expensed as incurred.

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

Accounting for Uncertainty in Income Taxes – The Company analyzes its filing positions in all jurisdictions where it is required to file income tax returns for the open tax years in such jurisdictions. The Company provides a liability for the potential tax, penalty and interest on uncertain tax positions that are not likely to be sustained upon audit.

Net Loss per Common Share - Basic loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding. Diluted loss per common share is computed by dividing net loss, by the weighted-average number of common shares and dilutive potential common share equivalents outstanding. When dilutive, the incremental potential common shares issuable upon exercise of stock options are determined by the treasury stock method.

The following table is a reconciliation of the numerators and denominators used in the calculation of basic and diluted loss per common share:

	For the years ended December 31,
	2013	2012
Net loss	$(298,663)	$(333,617)
Basic weighted-average common shares outstanding	24,082,660	24,029,996
Effect of dilutive securities
Stock options and warrants	-	-
Diluted weighted-average common shares outstanding	24,082,660	24,029,996
Basic loss per share	$(0.01)	$(0.01)
Diluted loss per share	$(0.01)	$(0.01)

As of December 31, 2013 and 2012, there were potential common stock equivalents from options and warrants of 342,500 and 492,500 respectively that were not included in the computation of diluted loss per common share because their effect would have been anti-dilutive.

Recent Accounting Pronouncements
In July 2012, the Financial Accounting Standards Board ("FASB") issued a new accounting standard on intangibles – goodwill and other intangible assets that reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment and to improve consistency in impairment testing guidance among long-lived asset categories. The standard was effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of this accounting guidance did not have a material impact on the Company’s consolidated financial statements and related disclosures.

Subsequent Events – The Company evaluates events subsequent to its balance sheet date for disclosure through the date the financial statements are issued.

Reclassification – Certain reclassifications have been made to the financial statements for the year ended December 31, 2012 to conform to the December 31, 2013 presentation.  The reclassifications had no effect on net loss.

NOTE 2 – INVESTMENTS

Investment in Equity Securities Available for Sale – The Company was issued 50,000 shares of stock in Blackbird Corporation in July 2008. On June 7, 2010, Blackbird entered into a share exchange with RPID later renamed Spot Mobile International Ltd (“Spot Mobile”). The 50,000 shares of common stock of Blackbird were exchanged for 1,700,000 restricted shares of common stock of Spot Mobile. The Spot Mobile shares were reverse split in October 2010 to 56,667 shares. The Company reduced the carrying value of the investment in Spot Mobile to zero by recording a $1,700 unrealized loss during the year ended December 31, 2012, which is included in other comprehensive loss.

Investments in equity securities as of December 31, 2013 and 2012 are summarized below:

Equity Securities	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Spot Mobile	$-	$-	$-	$-

On the date of issuance, the fair value of BlackBird’s common stock was not determinable and the shares were valued at zero.

Investment in Real Property Tax Liens – At December 31, 2013, the Company held $13,422 of real property tax liens from various municipalities in New Jersey. During the years ended December 31, 2013 and 2012, the Company did not purchase any additional tax lien products and collected $12,845 and $5,158, respectively, in tax lien settlements. The New Jersey municipal tax liens are receivable from the real property owners and are secured by a first priority lien on the related real property. Upon foreclosure, the Company would obtain ownership of the real property. The tax lien receivables accrue interest up to 18% per annum, accrue penalties at 2% to 6% and are also increased by the amount of any collection expenses incurred. The investment in the real property tax liens are accounted for as an investment in troubled debts and are carried at cost. Collection of interest, penalties and expense reimbursements is not certain and is recognized upon being realized.

NOTE 3 – NOTES RECEIVABLE

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

The concession granted to BlackBird on November 3, 2011 constituted a troubled debt restructuring under current accounting guidance. As a result, the note was classified as a long-term asset. Interest income under the terms of the Secured Note is no longer being recognized until the carrying value has been recovered, and payments received are recognized as a reduction of the carrying value of the note. The carrying value of the note receivable was $399,863 at December 31, 2013.

The note receivable was evaluated for impairment and the Company determined that it is likely that estimated future payments from BlackBird or the cash flows from BlackBird’s operations and the value of the underlying collateral is sufficient that upon foreclosure the Company would be able to realize the carrying value of the note. If BlackBird fails to comply with the terms of the agreement dated November 3, 2011, the Company plans on foreclosing on the underlying collateral to collect on the note. Therefore no impairment was recognized during the years ended December 31, 2013 or 2012.

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

Management has estimated that the fair value of the note receivable at December 31, 2013 and 2012 was approximately $414,000 and $414,000, respectively.

Notes Receivable
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

On December 26, 2013, the Company loaned $250,000 to an individual under the terms of a one year 12% mortgage note. Interest is due and payable monthly. The entire principal amount is due and payable on the maturity date. The mortgage is collateralized by a commercial property. The Company intends to hold this note to maturity. The carrying amount of the note receivable approximates its fair value based on its short-term maturity.

Accrued interest on notes receivable was $2,000 at December 31, 2013 and was included in notes receivable in the accompanying consolidated balance sheets.

NOTE 4 – FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The Company uses fair value to measure certain assets and liabilities on a recurring basis when fair value is the primary measure for accounting. Fair value is also used on a nonrecurring basis to measure certain assets when applying lower of cost or market accounting or when adjusting carrying values. Fair value is also used when evaluating impairment on certain assets, including notes receivable and long-lived assets. The following table sets forth the estimated fair values of the Company’s financial assets, all of which were determined to be Level 3 fair values, as of December 31, 2013 and 2012:

Fair Value of Financial Instruments

	December 31,
Assets:	2013	2012
Certificate of deposit	$22,734	$-
Equity securities available for sale	-	-
Real property tax liens	13,422	26,267
Notes receivable	402,000	-
Accounts receivable	57,233	49,956
Notes receivable, non-performing	414,000	414,000
Total	$909,389	$490,223

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Employment and Consulting Agreements - On March 27, 2014, the Company entered into a new employment agreement with its chief executive officer and president for a two year term with automatic two year extensions unless terminated at least thirty days earlier in writing. The agreement provides for an annual salary of $150,000. The agreement requires that the chief executive officer not compete with the Company during the term of employment and for three years subsequent to termination.

Operating Leases as Lessee - The Company leases office space in Lakewood, NJ for monthly rent payments of $1,600 through February 2015. Future lease payments through December 31, 2014 are $19,200. Lease payments in 2015 are $3,200. The Company is renting warehouse space in Salt Lake City, Utah, and Lakewood, NJ on a month to month basis. The leases provide for monthly rent payments totaling approximately $1,100.

Rent expense for the years ended December 31, 2013 and 2012 was $29,083 and $32,421, respectively.

NOTE 6 – INCOME TAXES

The Company files income tax returns in the U.S. federal jurisdiction, and various state jurisdictions. As of December 31, 2013, the Company had no unrecognized tax benefits that, if recognized, would affect the Company’s effective income tax rate over the next 12 months. The Company currently believes that all significant filing positions are highly certain and that all of its significant income tax filing positions and deductions would be sustained upon audit. Therefore, the Company has no reserves for uncertain tax positions and no adjustments to such reserves were required by generally accepted accounting principles. The Company’s tax returns are  subject to U.S. federal or state and local examinations by tax authorities for the years ended December 31, 2010 through 2013. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in selling, general and administrative expenses. During the years ended December 31, 2013 and 2012, the Company did not incur any tax related interest and penalties.

The significant components of the Company's deferred income tax assets as of December 31, 2013 and 2012 are as follows:

	2013	2012

Net operating loss carryforwards	$7,026,743	$6,956,466
Accrued liabilities	17,699	-
Other assets	3,925	4,789
Total Deferred Income Tax Assets	$7,048,367	$6,961,255
Valuation allowance	(7,048,367)	(6,961,255)
Net Deferred Income Tax Asset	$-	$-

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

No income tax provision or benefit was recognized from operations or from other comprehensive income (loss) during the years ended December 31, 2013 or 2012. The Company has paid no federal or state income taxes in 2013 and 2012:

The following is a reconciliation of the provision for income taxes from operations computed using the federal statutory rate to the provision for income taxes:

For the years ending December 31,	2013	2012
Tax at statutory rate (34%)	$(101,545)	$(113,430)
Non-deductible expenses	18,286	18,381
Expiration of net operating loss carryforwards	-	381,969
Change in valuation allowance	87,112	(282,616)
State tax, net of federal tax benefit	(3,853)	(4,304)
Provision for Income Taxes	$-	$-

The following summarizes the tax net operating loss carryforwards and their respective expiration dates as of December 31, 2013:

Years ending December 31,
2018	$3,642,857
2019	3,032,912
2020	5,087,650
2021	2,704,379
2022	3,601,005
2023	1,169,588
2029	54,850
2031	83,846
2032	335,200
2033	249,140
Total net operating loss carryforwards	$19,961,427

NOTE 7 – STOCKHOLDERS' EQUITY

During the year ended December 31, 2013, the Company issued 50,000 shares of common stock valued at $6,500 ($0.13 per share based on market value on the date issued) to its Board of Directors for services rendered.

During the year ended December 31, 2012, the Company issued 50,000 shares of common stock valued at $7,000 ($0.14 per share based on market value on the date issued) to its Board of Directors for services rendered. During the year ended December 31, 2012, the Company issued 25,000 shares of common stock valued at $3,500 ($0.14 per share based on market value on the date issued) to a consultant for services rendered.

NOTE 8 – STOCK OPTIONS AND WARRANTS

Employee Grants - During 2000, the stockholders of the Company approved adoption of the 2000 Stock Option Plan (the "2000 Plan"). The Company is authorized to issue 3,000,000 common shares under the 2000 Plan, as amended.

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

During the year ended December 31, 2013, the Company granted options to purchase 75,000 shares of common stock to employees for extraordinary services rendered. These options, which vested immediately, have an exercise price ranging from $0.06 to $0.08 per share and are exercisable through November 27, 2018. These options were valued at $4,386 using the Black-Scholes option pricing model with the following assumptions: risk free interest rate ranging from 0.72% to 1.36%, dividend yield of 0.0%, volatility ranging from 112% through 116% and expected life of 5 years. The pricing model utilized the full life of the options as the Company generally has a low turnover rate of its employees.

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

Compensation expense relating to stock options of $4,386 and $4,348 was recognized during the years ended December 31, 2013 and 2012, respectively. There was no unrecognized compensation related to stock options at December 31, 2013.

During the year ended December 31, 2013 and 2012, options to purchase 225,000 and 1,401,946 shares of common stock expired, respectively. During the years ended December 31, 2013 and 2012 no options were forfeited.

A summary of stock option and warrant activity for the years ended December 31, 2013 and 2012 is as follows:

	Options and Warrants	Exercise Price Range			Weighted - Average Exercise Price	Weighted - Average Life	Aggregate Intrinsic Value
Balance, December 31, 2011	1,844,446	$0.10	-	$1.55	$0.33
Granted	50,000	0.10	-	0.12	0.11
Expired	(1,401,946)	0.10	-	1.55	0.37
Balance, December 31, 2012	492,500	0.10	-	0.26	0.21
Granted	75,000	0.06	-	0.08	0.07
Expired	(225,000)	0.26	-	0.26	0.26
Balance, December 31, 2013	342,500	$0.10	-	$0.22	$0.14	5	$2,000
Exercisable, December 31, 2013	342,500	$0.10	-	0.22	$0.14	5	$2,000
Weighted-average fair value of options granted during the year ended
December 31, 2012					$0.09
Weighted-average fair value of options granted during the year ended
December 31, 2013					$0.06

NOTE 9 – CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS

The Company's historical revenues and receivables have been derived primarily from the lodging industry. The Company offers credit terms in connection with its revenue-sharing contracts and sale of products from refreshment centers. The Company performs ongoing credit evaluations of its customers' financial condition and does not require collateral from its customers. The Company maintains an allowance for uncollectible accounts receivable based upon a percentage of accounts receivable at year end.

At December 31, 2013, the Company had accounts receivable from two customers accounting for 56% of total accounts receivable.

During the year ended December 31, 2013, revenues from one customers accounted for 40% of total revenues.

During the year ended December 31, 2012, revenues from two customers accounted for 58% of total revenues.

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company has had no disagreements with its independent accountants with respect to accounting practices or procedures or financial disclosure.

ITEM 9A.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2013. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, because of the material weaknesses in our internal control over financial reporting due to lack of segregation of duties and errors in financial statement presentation and disclosure discussed below, the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that the Company’s disclosure and controls are designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Notwithstanding the material weaknesses discussed below, our principal executive officer and principal financial officer has concluded that the consolidated financial statements included in this Form 10-K present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

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

Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2013 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Based on management’s assessment, including consideration of the control deficiencies discussed below, management has concluded that the company’s internal control over financial reporting was not effective as of December 31, 2013 due to the fact that there was a material weakness in its internal control over financial reporting. Specifically, through the investigation discussed above, management identified a lack of segregation of duties as well as errors in financial statement presentation and disclosure.

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

Errors in Financial Statement Presentation and Disclosure

Management is aware that there are errors in financial statement presentation and disclosure at the Company due to the small number of employees dealing with financial matters. There were several comments and changes from our independent auditors resulted in a material quantity or quality adjustments. However, at this time management has decided that considering the abilities of the employees now involved and the control procedures in place, the risks associated with such lack of segregation are low and the potential benefits of adding employees to avoid such errors do not justify the substantial expenses associated with such increases. Management will periodically reevaluate this situation.

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

None.

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

Directors and Executive Officers

Name	Age	Position

David A. Gestetner	41	President, Chief Executive Officer, Secretary and Chairman of the Board
James C. Savas	53	Director
Lawrence K. Wein	71	Director

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

There are no familial relationships among any of our officers or directors.

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

Audit Committee. The audit committee, which was formed on August 18, 2000, is currently comprised of one director, Mr. Savas. The audit committee has the responsibility to:

•	recommend the firm that will serve as our independent public accountants;

•	review the scope and results of the audit and services provided by the independent public accountants;

•	meet with our financial staff to review accounting procedures and policies and internal controls; and

•	perform the other responsibilities set forth in its written charter.

Although not “independent”, Mr. Savas is not an employee of the Company and, in the opinion of our board, is free from any relationship that would interfere with the exercise of independent judgment as a committee member. Our Board of Directors has determined that Mr. Savas is an "audit committee financial expert" within the applicable definition of the Securities and Exchange Commission.

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

To our knowledge, based solely on review of the copies of such reports furnished to us and written representations, we believe that during the fiscal year ended December 31, 2013 all applicable filing requirements were complied with by our executive officers and directors, except that Messrs. Wein  and Savas each failed to timely file one Form 4 to report the issuance of common stock by the Company and Mr. Gestetner failed to timely file one Form 4 to report the purchase of common stock of the Company.

Code of Ethics

Because of our relatively small size we do not currently have a Code of Ethics applicable to our principal executive, financial and accounting officers

ITEM 11.    EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth summary information concerning the total remuneration paid or accrued by us, to or on behalf of our chief executive officer during the fiscal years ended December 31, 2013 and 2012.

SUMMARY COMPENSATION TABLE
Name	Year	Salary	Bonus	Stock	Option	Non-Equity	Nonqualified	All Other	Total ($)
and	(b)	($)	($)	Awards	Awards	Incentive	Deferred	Compensation	(j)
principal		(c)	(d)	($)	($)	Plan	Compensation	($)
position				(e)	(f)	Compensation	Earnings	(i)
(a)						($)	($)
						(g)	(h)
David A. Gestetner,	2013	$150,000	$35,000	$-	$-	$-	$-	$-	$185,000
President, Chief Executive Officer, Secretary and Chairman	2012	$150,000	$35,000	$-	$-	$-	$-	$-	$185,000

On January 1, 2007, the Company entered into a two-year employment agreement with David A. Gestetner to serve as President and Chief Executive Officer. The term of such agreement will automatically be extended for successive two-year terms unless terminated at least 30 days prior to the end of the then current term.  Under the agreement, Mr. Gestetner is entitled to an annual base salary of $150,000, a performance-based bonus at the end of the fiscal year at the discretion of the compensation committee, health, dental and term life insurance and a monthly car allowance. In addition, if Mr. Gestetner is terminated by the Company without cause, he is entitled to severance in the amount of one year of base salary and the continuation for one year of health, dental and car allowance benefits.

Outstanding Equity Awards at Fiscal-Year End

There were no equity awards outstanding granted to or held by our chief executive officer as of December 31, 2013.

Director Compensation

The following table sets forth the equity awards made to members of our board of directors during the fiscal year ended December 31, 2013:

DIRECTOR COMPENSATION
Name	Fees	Stock		Option	Non-Equity	Change in	All	Total
(a)	Earned or	Awards		Awards	Incentive	Pension	Other	($)
	Paid in	($)		($)	Plan	Value and	Compensation	(h)
	Cash	(c)		(d)	Compensation	Nonqualified	($)
	($)				($)	Deferred	(g)
	(b)				(e)	Compensation
						Earnings
						($)
						(f)
David Gestetner	-	-	2	-	-	-	-	-
James C. Savas	-	3,250	1	-	-	-	-	3,250
Lawrence K. Wein	-	3,250	1	-	-	-	-	3,250

(1)	Reflects the issuance of 25,000 shares of restricted common stock issued to each of Mr. Wein and Savas on July 3, 2013 for serving as directors of the Company.

(2)	As CEO and President of the Company, David Gestetner does not receive director’s compensation.

As compensation for their services, our non-employee directors receive either stock options to purchase 25,000 shares of our common stock or 25,000 shares of common stock as determined by the compensation committee. Directors who are our employees do not receive compensation for their services as directors.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table lists, as of March 28, 2014, the number of shares of our common stock that are beneficially owned by (i) each person or entity known to us to be the beneficial owner of more than 5% of our common stock; (ii) each executive officer and director of our company; and (iii) all executive officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The beneficial ownership is calculated based on 24,107,865 shares of common stock outstanding as of March 28, 2014.

Unless otherwise indicated, the address of each person or entity listed is c/o eRoomSystem Technologies, Inc., 150 Airport Road, Suite 1200, Lakewood, NJ 08701.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Ash Capital, LLC	3,685,449	4	15.3%
David A. Gestetner	5,508,743	1	22.9%
James C. Savas	3,978,001	2	16.5%
David Harkness	3,704,680	2	15.4%
Lawrence K. Wein	255,000	3	1.1%
Executive Officers and Directors, as a group (3 individuals)	9,741,744		40.3%

(1) Includes (i) 4,953,644 shares held by Gestetner Group, LLC, a New Jersey limited liability company of which Mr. Gestetner is the sole member, (ii) 5,000 shares held by Mr. Gestetner’s spouse and (iii) 200,000 shares held by a private operating foundation as to which Mr. Gestetner as an officer has sole voting and dispositive power.

(2) Includes (i) currently exercisable options to purchase 50,000 shares, (ii) 19,231 shares held by Providence Management, LLC (“Providence”) of which Mr. Savas and David Harkness are co-managers and 50% owners and share voting and dispositive power and (iii) 3,685,449 shares held by Ash Capital, LLC (“Ash”), a [wholly-owned subsidiary of Providence?] over which Providence has voting and dispositive power.

(3) Includes currently exercisable options to purchase 25,000 shares.

(4) Messrs Savas and Harkness share voting and dispositive power over the shares held by Ash.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Stock Issuance to Directors

25,000 shares of restricted common stock were issued to each of Mr. Wein and Savas on July 3, 2013 for serving as directors of the Company.

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

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

Hansen, Barnett & Maxwell, P.C., (“HBM”), served as our independent registered public accounting firm for the fiscal year ended December 31, 2012. On September 1, 2013, HBM resigned as the Company’s independent registered public accounting firm. HBM recently entered into an agreement with Eide Bailly LLP (“Eide Bailly”), pursuant to which Eide Bailly acquired the operations of HBM. Concurrent with the resignation of HBM, the Company, through and with the approval of its Audit Committee, engaged Eide Bailly as its independent registered public accounting firm.

Our board is responsible for pre-approving all audit and permissible non-audit services provided by Eide Bailly. Our board of directors has concluded that the non-audit services provided by Eide Bailly are compatible with maintaining auditor independence. In 2013, no fees were paid to Eide Bailly pursuant to the "de minimus" exception to the pre-approval policy permitted under the Exchange Act.

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

For the fiscal years ended December 31, 2013 and 2012, the fees for services provided by our independent registered public accounting firm were as follows:

	2013	2012
Audit fees (1)	$18,000	$31,600
Audit-related fees (2)	-
Tax fees (3)	-	-
All other fees	-	-
	$18,000	$31,600

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

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit
Number	Document Name
1.01	Form of Underwriting Agreement relating to the registrant's initial public offering that closed on August 9, 2000	Incorporated by reference to Pre-effective Amendment No. 2 of Form SB-2 filed on July 14, 2000

2.01	Agreement and Plan of Reorganization by and between RoomSystems International Corporation and RoomSystems, Inc. dated December 31, 1999	Incorporated by reference to Form SB-2 filed on April 14, 2000

2.02	Transfer Pricing Agreement by and between RoomSystems International Corporation and RoomSystems, Inc. dated December 31, 1999	Incorporated by reference to Form SB-2 filed on April 14, 2000

3.01	Amendment and Restatement of Articles of Incorporation	Incorporated by reference to Form SB-2 filed on April 14, 2000

3.02	Certificate of Correction dated May 30, 2000	Incorporated by reference to Pre-effective Amendment No. 1 of Form SB-2 filed on July 14, 2000

3.03	Amended and Restated Certificate of Designation, Preferences, Rights and Limitation of Series A convertible preferred stock	Incorporated by reference to Form SB-2 filed on June 9, 2000

3.04	Amended and Restated Certificate of Designation, Preferences, Rights and Limitation of Series B convertible preferred stock	Incorporated by reference to Form SB-2 filed on April 14, 2000

3.05	Certificate of Designation, Preferences, Rights and Limitation of Series C convertible preferred stock	Incorporated by reference to Form SB-2 filed on April 14, 2000

3.06	Amended and Restated Bylaws	Incorporated by reference to Form SB-2 filed on June 9, 2000

3.07	Second Amendment and Restatement of Articles of Incorporation	Incorporated by reference to Pre-effective Amendment No. 2 of Form SB-2 filed on July 14, 2000

3.08	Second Amended and Restated Bylaws	Incorporated by reference to Pre-effective Amendment No. 2 of Form SB-2 filed on July 14, 2000

4.01	Form of Common Stock Certificate	Incorporated by reference to Form SB-2 filed on April 14, 2000

10.01	Amended and Restated 2000 Stock Option and Incentive Plan	Incorporated by reference to Form SB-2 filed on June 9, 2000

10.13	Loan and Security Agreement by and between RoomSystem Technologies, Inc. and Ash Capital, LLC dated February 15, 2000	Incorporated by reference to Form SB-2 filed on April 14, 2000

10.13A	Exhibits to Loan and Security Agreement by and between RoomSystem Technologies, Inc. and Ash Capital, LLC dated February 15, 2000	Incorporated by reference to Form SB-2 filed on June 9, 2000

10.15	Form of Hotel Revenue-Sharing Lease Agreement	Incorporated by reference to Form SB-2 filed on June 9, 2000

10.16	Form of Noncompetition and Nondisclosure Agreement (Sales)	Incorporated by reference to Form SB-2 filed on April 14, 2000

10.17	Form of Consulting Agreement	Incorporated by reference to Form SB-2 filed on April 14, 2000

10.18	Form of Sales Representation Agreement	Incorporated by reference to Form SB-2 filed on April 14, 2000

10.22	Form of Installation, Co-Maintenance and Software Licensing and Upgrade Agreement	Incorporated by reference to Form SB-2 filed on June 9, 2000

10.3	Shareholders' Agreement and Proxy by and among Ash Capital, LLC, RoomSystems, Inc. and certain stockholders of RoomSystems, Inc. dated August 17, 1999	Incorporated by reference to Form SB-2 filed on April 14, 2000

10.38	Stock Purchase Agreement by and between eRoomSystem Technologies, Inc. and Ash Capital, LLC dated November 8, 2002	Incorporated by reference to Form 10-QSB filed on November 14, 2002

10.39	Secured Convertible Promissory Note issued in favor of Ash Capital, LLC dated November 8, 2002.	Incorporated by reference to Form 10-QSB filed on November 14, 2002

10.44	Warrant to Purchase Shares of Common Stock issued in favor of Ash Capital, LLC dated October 1, 2003	Incorporated by reference to Form 10-KSB filed on March 30, 2004

10.46	Investors Rights Agreement between eRoomSystem Technologies, Inc., Ash Capital, LLC, and certain security holders dated October 1, 2003	Incorporated by reference to Form 10-KSB filed on March 30, 2004

10.8	Employment Agreement of David Gestetner dated as of March 27, 2014	Filed herewith

10.81	Purchase and Sale Agreeement by and between CardinalPointe Capital and eRoomSystem Technologies, Inc. dated June 16, 2009	Incorporated by reference to Form 8-K filed on June 17, 2009

21.01	List of Subsidiaries	Incorporated by reference to Form 10-K filed on March 25, 2013

31	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certification Pursuant to 18 U.S.C. Section 1350 as adopted by Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

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

eRoomSystem Technologies, Inc.

By:	/s/ David A. Gestetner
Name:	David A. Gestetner
Title:	President, Chief Executive Officer, Secretary and Chairman of the Board (Principal Executive, Financial and Accounting Officer)

Date:	April 3, 2014

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David A. Gestetner	President, Chief Executive Officer,	April 3, 2014
David A. Gestetner	Secretary and Chairman of the Board (Principal Executive, Financial and Accounting Officer)

/s/ James C. Savas	Director	April. 3, 2014
James C. Savas

/s/ Lawrence K. Wein	Director	April 3, 2014
Lawrence K. Wein