Form 10-Q
period 2014-03-31
EROOMSYSTEM TECHNOLOGIES INC
filed 2014-05-15
CIK 1110361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

The number of shares of the issuer’s common stock issued and outstanding as of May 14, 2014 was 24,107,865 shares.

EROOMSYSTEM TECHNOLOGIES, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
	2014	2013
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,338,484	$1,376,822
Investment in available for sale securities	22,961	22,734
Notes receivable	404,000	402,000
Accounts receivable, net of allowance for doubtful accounts of $6,489 at March 31, 2014 and $10,100 at December 31, 2013	86,211	57,233
Inventory	37,656	28,237
Advance to hotels	60,574	46,418
Prepaid expenses	10,209	13,248
Total Current Assets	1,960,095	1,946,692
PROPERTY AND EQUIPMENT
Property and equipment, net of accumulated depreciation of $35,849 at March 31, 2014 and $32,076 at December 31, 2013	100,833	100,480
NOTE RECEIVABLE, non-performing	372,260	399,863
INVESTMENT IN REAL PROPERTY TAX LIENS	13,422	13,422
DEPOSITS	2,933	2,933
Total Assets	$2,449,543	$2,463,390

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$32,601	$15,012
Accrued liabilities	42,683	75,633
Customer deposits	-	4,313
Total Current Liabilities	75,284	94,958
Total Liabilities	75,284	94,958
STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none outstanding	-	-
Common stock, $0.001 par value; 50,000,000 shares authorized; shares outstanding 24,107,865 at March 31, 2014 and 24,107,865 at December 31, 2013	24,108	24,108
Additional paid-in capital	34,198,413	34,195,344
Accumulated deficit	(31,848,489)	(31,851,020)
Accumulated other comprehensive income	227	-
Total Stockholders' Equity	2,374,259	2,368,432

Total Liabilities and Stockholders' Equity	$2,449,543	$2,463,390

See accompanying notes to condensed consolidated financial statements.

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

	For the three months ended March 31,
	2014	2013
REVENUE	$182,559	$138,399
COST OF REVENUE	102,312	70,693
GROSS MARGIN	80,247	67,706
INVESTMENT INCOME	14,336	2,229
TOTAL GROSS MARGIN AND INVESTMENT INCOME	94,583	69,935
OPERATING EXPENSES
Selling, general and administrative expense, including non-cash compensation of $3,069 and $0 respectively	79,687	86,906
Research and development expense	12,365	38,076
Net Operating Expenses	92,052	124,982
Net Income (Loss)	2,531	(55,047)
Other Comprehensive Income
Change in unrealized gain	227	-
Comprehensive Income (Loss)	$2,758	$(55,047)
Basic Income (Loss) Per Common Share	$-	$-
Diluted Income (Loss) Per Common Share	$-	$-

See accompanying notes to condensed consolidated financial statements.

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the three months ended March 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$2,531	$(55,047)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,774	5,179
Non-cash compensation expense	3,069	-
Interest accrued on notes receivable	(2,000)	-
Changes in operating assets and liabilities:
Accounts receivable	(28,978)	25,430
Inventory	(9,419)	(17,065)
Advance to hotels	(14,156)	-
Prepaid expenses	3,039	2,972
Accounts payable	17,589	7,940
Accrued liabilities	(32,950)	(36,260)
Customer deposits	(4,313)	-
Net Cash Used In Operating Activities	(61,814)	(66,851)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(4,127)	(1,371)
Proceeds from collection of note receivable, non-performing	27,603	12,603
Net Cash Provided by Investing Activities	23,476	11,232

Net Decrease in Cash	(38,338)	(55,619)

Cash and cash equivalents at Beginning of Period	1,376,822	1,962,572

Cash and cash equivalents at End of Period	$1,338,484	$1,906,953

See accompanying notes to condensed consolidated financial statements.

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Condensed Financial Statements - The accompanying unaudited condensed consolidated financial statements include the accounts of eRoomSystem Technologies, Inc. and its wholly-owned subsidiaries (the "Company"). Intercompany accounts and transactions have been eliminated in consolidation. These financial statements are condensed and, therefore, do not include all disclosures normally required by generally accepted accounting principles. These statements should be read in conjunction with the Company's annual financial statements for the fiscal year ended December 31, 2013 included in the Company's Annual Report on Form 10-K. In particular, the Company's organization, nature of operations and significant accounting principles were presented in Note 1 to the consolidated financial statements in that annual report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying unaudited condensed consolidated financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying unaudited condensed consolidated financial statements for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2014.

Cash and Cash Equivalents – Cash and cash equivalents include highly-liquid debt investments with original maturities of three months or less, readily convertible to known amounts of cash.

Investments in Debt and Equity Securities Available for Sale – Debt and equity securities available for sale include securities that can be sold at any time based upon needs or market conditions. Available for sale securities are accounted for at fair value, with unrealized gains and losses on these securities, net of income tax provisions, reflected in stockholders’ equity as accumulated other comprehensive income.

Accounts Receivable - Accounts receivable are stated at the historical carrying amount, net of write-offs and allowances. The Company has established an overall allowance based upon historical experience of 7% of the outstanding balance in addition to any specific customer collection issues identified by the Company. Uncollectible accounts receivable are written off when a settlement is reached or when the Company has determined that the balance will not be collected.

Inventory - The Company maintains an inventory of product that is sold in the refreshment centers in a number of hotels. The inventory is purchased as finished goods and is valued using the first in, first out method.

Advances to Hotels – The Company makes advances to hotels for their purchases of alcoholic beverages. The hotels’ alcoholic beverages are placed in the Company’s refreshment centers and the advances are settled at the date the hotel customers purchases the beverages from the refreshment centers.

Notes Receivable - The notes receivable are stated at the historical carrying amount and are evaluated for impairment. When projections indicate that the carrying value of the note is not recoverable, the carrying value will be reduced by the estimated excess of the carrying value over the projected discounted cash flows. No impairment was deemed necessary during 2014 or 2013. The Company has evaluated the collectability of current notes receivable and believes the notes are realizable as they are secured by the related real property and the estimated fair value of the real property is in excess of the carrying value of the notes and the estimated cost to foreclose and sell the real property. Therefore the Company has not provided an allowance for loan losses against the carrying value of the notes receivable at March 31, 2014 and December 31, 2013. Except the carrying amount of the current notes receivable approximates their fair value because of their short-term maturities. However, one of the notes has been classified as long term (see Note 3).

Investment in Real Property Tax Liens – The investments in the real property tax liens are accounted for as an investment in troubled debts and are carried at cost. Collection of interest, penalties and expense reimbursements is not certain and is recognized upon being realized. The Company has evaluated the collectability of the tax liens and believes the investments are realizable over time as the first position liens are secured by the related real property and the estimated fair value of the real property is in excess of the carrying value of the tax liens and the estimated cost to foreclose and sell the real property. Therefore the Company has not provided an allowance for loan losses against the carrying value of the tax liens at March 31, 2014 and December 31, 2013.

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

The following table is a reconciliation of the numerators and denominators used in the calculation of basic and diluted loss per share for the three months ended March 31, 2014 and 2013:

	For the three months ended March 31,
	2014	2013
Net income (loss)	$2,531	$(55,047)
Basic weighted-average common shares outstanding	24,107,865	24,057,865
Effect of dilutive securities
Stock options and warrants	5,238	-
Diluted weighted-average common shares outstanding	24,113,103	24,057,865
Basic income (loss) per share	$-	$-
Diluted income (loss) per share	$-	$-

During the three months ended March 31, 2014 and 2013, there were 292,500 and 492,500 respectively of potential common stock equivalents from options and warrants that were not included in the computation of diluted loss per share because their effect would have been anti-dilutive.

NOTE 2 - INVESTMENTS

Investment in Real Property Tax Liens – At March 31, 2014, the Company held $13,422 of real property tax liens from various municipalities in New Jersey. During the three months ended March 31, 2014 and 2013, the Company did not purchase any additional tax lien products and did not collect any tax lien settlements. The New Jersey municipal tax liens are receivable from the real property owners and are secured by a first priority lien on the related real property. Upon foreclosure, the Company would obtain ownership of the real property. The tax lien receivables accrue interest up to 18% per annum, accrue penalties at 2% to 6% and are also increased by the amount of any collection expenses incurred. The investment in the real property tax liens are accounted for as an investment in troubled debts and are carried at cost. Collection of interest, penalties and expense reimbursements is not certain and is recognized upon being realized.

Investment in Available for Sale Debt Securities

Debt Securities	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Corporate Debt Securities	$22,734	$227	$-	$22,961

The corporate debt securities mature on August 31, 2018 and May 29, 2020.

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

The concession granted to BlackBird on November 3, 2011 constituted a troubled debt restructuring under current accounting guidance. As a result, the note was classified as a long-term asset. Interest income under the terms of the Secured Note is no longer being recognized until the carrying value has been recovered, and payments received are recognized as a reduction of the carrying value of the note. The carrying value of the note receivable was $372,260 and $399,863 at March 31, 2014 and December 31, 2013, respectively.

The note receivable was evaluated for impairment and the Company determined that it is likely that estimated future payments from BlackBird or the cash flows from BlackBird’s operations and the value of the underlying collateral is sufficient that upon foreclosure the Company would be able to realize the carrying value of the note. If BlackBird fails to comply with the terms of the agreement dated November 3, 2011, the Company plans on foreclosing on the underlying collateral to collect on the note. Therefore no impairment was recognized during the three months ended March 31, 2014 or 2013.

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

Management has estimated that the fair value of the note receivable at March 31, 2014 and December 31, 2013 was approximately $414,000 and $414,000, respectively.

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

Accrued interest on notes receivable was $4,000 and $2,000 at March 31, 2014 and December 31, 2013, respectively, and was included in notes receivable in the accompanying condensed consolidated balance sheets.

NOTE 4 - STOCKHOLDERS’ EQUITY

During the three months ended March 31, 2014, the Company granted options to purchase 75,000 shares of common stock to employees for services rendered. These options, which vested immediately, have an exercise price of $0.05 per share and are exercisable through March 24, 2019. These options were valued at approximately $0.04 per share, or $3,069, using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 1.76%, dividend yield of 0.0%, volatility of 117% and expected life of 5 years. The pricing model utilized the full life of the options as the Company generally has a low turnover rate of its employees.

During the three months ended March 31, 2014 and 2013, 25,000 and 695 options to purchase shares of common stock expired, respectively.

Stock-based compensation expense relating to stock options of $3,069 and $0 was recognized during the three months ended March 31, 2014 and 2013, respectively. There was no unrecognized compensation related to stock options at March 31, 2014. A summary of stock option and warrant activity for the three months ended March 31, 2014 is as follows:

	Options and Warrants	Exercise Price Range			Weighted - Average Exercise Price
Balance, December 31, 2013	342,500	$0.10	-	0.26	$0.14
Granted	75,000	0.05	-	0.05	0.05
Expired	(25,000)	0.14	-	0.14	0.14
Balance, March 31, 2014	392,500	0.05	-	0.26	0.12
Exercisable, March 31, 2014	392,500	$0.05	-	0.26	$0.12
Weighted-average fair value of options granted during the three months ended March 31, 2014					$0.04

All of the options and warrants were exercisable at March 31, 2014. At March 31, 2014, the intrinsic value for the options and warrants outstanding was $1,750.

NOTE 5 – FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The Company uses fair value to measure certain assets and liabilities on a recurring basis when fair value is the primary measure for accounting. Fair value is also used on a nonrecurring basis to measure certain assets when applying lower of cost or market accounting or when adjusting carrying values. Fair value is also used when evaluating impairment on certain assets, including notes receivable and long-lived assets. The following table sets forth the estimated fair values of the Company’s financial assets as of March 31, 2014 and December 31, 2013:

Fair Value of Financial Instruments

		Quoted Prices
		in
		Active
		Markets		Significant
		for Identical	Significant	Unobservable
		Assets	Observable Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
March 31, 2014

Assets:
Debt securities available for sale	$22,961	$-	$22,961	$-
Real property tax liens	13,422	-	-	13,422
Notes receivable	404,000	-	-	404,000
Notes receivable, non-performing	372,000	-	-	372,000
Total	$812,383	$-	$22,961	$789,422

December 31, 2013

Assets:
Debt securities available for sale	$22,734	$-	$22,734	$-
Real property tax liens	13,422	-	-	13,422
Notes receivable	402,000	-	-	402,000
Notes receivable, non-performing	414,000	-	-	414,000
Total	$852,156	$-	$22,734	$829,422

Following is a summary of changes in the condensed consolidated balance sheet line items measured using level 3 inputs:

	Real		Notes Receivable
	Property Tax	Notes	Non-
	Liens	Receivable	Performing
Balance - December 31, 2012	$26,267	$-	$414,000
Purchases		400,000	-
Collections	(12,845)	-	-
Included in earnings	-	2,000	-
Balance - December 31, 2013	13,422	402,000	414,000
Included in earnings	-	2,000
Collections	-	-	(15,000)
Change in estimated future cash flow	-	-	(27,000)
Balance - March 31, 2014	$13,422	$404,000	$372,000

NOTE 6 – CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS

The Company's historical revenues and receivables have been derived primarily from the lodging industry. The Company offers credit terms in connection with its sale of products from refreshment centers. The Company performs ongoing credit evaluations of its customers' financial condition and does not require collateral from its customers. The Company maintains an allowance for uncollectible accounts receivable based upon a percentage of accounts receivable at year end.

At March 31, 2014, the Company had accounts receivable from one customer accounted for 47% of total accounts receivable.

During the three months ended March 31, 2014, revenues from one customer accounted for 35% of total revenues and 28% from a second customer.

During the three months ended March 31, 2013, revenues from one customer accounted for 39% of total revenues.

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

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

Amenities Manager Platform

In January 2014, the Company introduced to the lodging industry an amenity management platform, or the Amenities Manager. The platform’s core is proprietary, unique software that provides a locally hosted or cloud-based system that is intended to assist a hotel in evaluating the gross profit margin of various refreshment center products, determining which products will best sell in the hotel’s particular environment, and determining which products are consistent with and could enhance the hotel’s image and theme. The Amenities Manager is intended to help hotels reduce their operating costs and enhance the hotels’ guest satisfaction, which would ultimately allow the hotels to charge more for their rooms and services. We believe that the solutions offered by our Amenities Manager will allow us to establish relationships with many premier hotel chains. It is our intension that our hotel customers will eventually share in revenues generated from the sale of products from our refreshment centers related to our platform. We have not yet determined the effect this change in our relationship with hotels will have, but we believe it will result in an increase in our revenue through an increase in the number of hotel customers. As an alternative solution, we also plan to offer a turnkey arrangement whereby we would provide both products and restocking services to hotels.

Results of Operations

Revenue Recognition

We generate revenues from the sale of products in hotel in-room refreshment centers, from maintenance services and the lease of equipment. Revenue from the sale of refreshments from the refreshment centers is recognized upon removal of the item from the refreshment center by the hotel guest. Maintenance revenue is recognized as the services are performed. Lease revenue is recognized over the term of the lease.

Description of Expenses

Cost of revenue consists primarily of cost of goods sold, as well as customer support and maintenance.

Selling, general and administrative expenses primarily consist of general and administrative expenses including professional fees, salaries and related costs for accounting, administration, finance, human resources, information systems and legal personnel.

Research and development expenses consist of payroll and related costs for hardware and software engineers, quality assurance specialists, management personnel, and the costs of materials used by our consultants in research and development for new products. Research and development expenses in the three months ended March 31, 2014 and 2013 were $12,365 and $38,076, respectively. The decrease related to a decrease in research and development in first quarter 2014.

In accordance with ASC Codification Topic 730, “Accounting for Research and Development Costs”, development costs incurred in the research and development of new software products to be sold, leased or otherwise marketed are expensed as incurred until technological feasibility in the form of a working model has been established. Internally generated capitalizable software development costs have not been material to date. We have charged our software development costs to research and development expense in our condensed consolidated statements of operations.

Comparison of Three Months Ended March 31, 2014 and 2013

Revenue

Revenue from product sales and maintenance was $182,559 for the three months ended March 31, 2014, compared to $138,399 for the three months ended March 31, 2013, representing an increase of $44,160, or 32%. The increase in revenues in the first three months of 2014 related to new hotels coming on in the latter part of 2013 and in 2014.

Cost of Revenue

Our cost of product sales and maintenance revenue for the three months ended March 31, 2014 was $102,312, compared to $70,693 for the three months ended March 31, 2013, an increase of $31,619, or 45%. The increase in cost of revenue relates to the increase in revenue in the three months ended March 31, 2014. The gross margin percentage on revenue from product sales revenue was 49% in 2013 as compared to 44% in 2014. The decrease related to a decrease in the number of hotels on maintenance contracts.

The changes and percent changes with respect to our revenues and our cost of revenue for the three months ended March 31, 2014 and 2013 are summarized as follows:

	For the Three Months
	Ended March 31,
	2014	2013	Change	Percent Change

REVENUE	$182,559	$138,399	$44,160	32%

COST OF REVENUE	$102,312	$70,693	$31,619	45%

Although the preceding table summarizes the net changes and percent changes with respect to our revenues and our cost of revenue for the three months ended March 31, 2014 and 2013, the trends contained therein are limited and should not be viewed as a definitive indication of our future results.

Investment Income

Our investment income was $14,336 for the three months ended March 31, 2014, compared to $2,229 for the three months ended March 31, 2013, representing an increase of $12,107, or 543%. The increase in investment income related to additional interest received on notes receivable during the quarter.

Operating Expenses

Selling, General and Administrative — Selling, general and administrative expenses, including non-cash compensation expense, were $79,687 for the three months ended March 31, 2014, compared to $86,906 for the three months ended March 31, 2013, representing a decrease of $7,219, or 8% primarily due to continuing efforts to streamline operations.

Research and Development—Research and development expenses were $12,365 for the three months ended March 31, 2014, compared to $38,076 for the three months ended March 31, 2013 representing a decrease of $25,711 or 68%. The decrease was primarily due to the research projects being significantly advanced or completed and therefore not requiring the expenditures that were required in the prior period. However, additional costs will be necessary for the completion of these projects.

Net Income (Loss)

We realized a net income of $2,531 for the three months ended March 31, 2014, compared to a net loss of $55,047 for the three months ended March 31, 2013. The $57,578 change during the three months ended March 31, 2014 related primarily to the increase in sales and the related gross margin, the increase in investment income and the decrease in research and development expense during the three months ended March 31, 2014, as further discussed above.

Liquidity and Capital Resources

Our accumulated deficit decreased from $31,851,020 at December 31, 2013 to $31,848,489 at March 31, 2014. The $2,531 decrease in accumulated deficit resulted directly from the net income realized for the three months ended March 31, 2014.

At March 31, 2014, our principal sources of liquidity consisted of $1,338,484 of cash and working capital of $1,884,811, as compared to $1,376,822 of cash and working capital of $1,851,734 at December 31, 2013. In addition, our stockholders' equity was $2,374,259 at March 31, 2014, compared to stockholders' equity of $2,368,432 at December 31, 2013, an increase of $5,827. The decrease in cash primarily reflects the increase in accounts receivable, inventory and advance to hotels and a decrease in accrued liabilities during the three months ended March 31, 2014. We have sufficient funds for the next twelve months.

Cash flow used in operations for the three months ended March 31, 2014 was $61,814 as compared to $66,851 in the same period ended March 31, 2013.

Investing activities for the three months ended March 31, 2014 provided net cash of $23,476, compared to $11,232 of net cash provided during the three months ended March 31, 2013.

There were no financing activities in the three months ended March 31, 2014 and 2013.

Contractual Cash Obligations and Commercial Commitments

There were no significant contractual cash obligations or commercial commitments either on or off balance sheet as of March 31, 2014.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our Chief Executive Officer and Chief Financial Officer has reviewed the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q and have concluded that because of the material weakness in our internal control over financial reporting due to lack of segregation of duties, the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that the Company’s disclosure and controls are designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Notwithstanding the material weakness discussed below, our principal executive officer and principal financial officer has concluded that the condensed consolidated financial statements (unaudited) included in this Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 24, 2014, the Company granted immediately exercisable five-year options to purchase an aggregate of 75,000 shares of common stock at an exercise price of $0.05 per share to 2 employees for services provided to the Company.

We believe that the above issuances were exempt from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(2) thereof and/or Regulation D promulgated thereunder.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

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

Date: May 15, 2014
	By:	/s/ David A. Gestetner
	Name:	David A. Gestetner
	Title:	President, Chief Executive Officer, Secretary,
and Chairman of the Board
(Principal Executive, Financial, and Accounting Officer)