Form 10-Q
period 2014-06-30
EROOMSYSTEM TECHNOLOGIES INC
filed 2014-08-08
CIK 1110361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

The number of shares of the issuer’s common stock issued and outstanding as of August 7, 2014 was 24,157,865 shares.

EROOMSYSTEM TECHNOLOGIES, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
	2014	2013
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,601,382	$1,376,822
Investment in available for sale securities	23,836	22,734
Notes receivable, net of loan loss allowance of $22,500 at June 30, 2014 and $0 at December 31, 2013	633,167	402,000
Accounts receivable, net of allowance for doubtful accounts of $4,261 at June 30, 2014 and $10,100 at December 31, 2013	56,614	57,233
Inventory	33,568	28,237
Advance to hotels	57,240	46,418
Prepaid expenses	17,265	13,248
Total Current Assets	2,423,072	1,946,692
PROPERTY AND EQUIPMENT
Property and equipment, net of accumulated depreciation of $10,797 at June 30, 2014 and $32,076 at December 31, 2013	65,318	100,480
NOTE RECEIVABLE, non-performing	-	399,863
INVESTMENT IN REAL PROPERTY TAX LIENS	22,688	13,422
DEPOSITS	2,933	2,933
Total Assets	$2,514,011	$2,463,390

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$10,186	$15,012
Accrued liabilities	32,255	75,633
Customer deposits	-	4,313
Total Current Liabilities	42,441	94,958
Total Liabilities	42,441	94,958
STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none outstanding	-	-
Common stock, $0.001 par value; 50,000,000 shares authorized; shares outstanding 24,157,865 at June 30, 2014 and 24,107,865 at December 31, 2013	24,158	24,108
Additional paid-in capital	34,203,363	34,195,344
Accumulated deficit	(31,757,053)	(31,851,020)
Accumulated other comprehensive income	1,102	-
Total Stockholders' Equity	2,471,570	2,368,432

Total Liabilities and Stockholders' Equity	$2,514,011	$2,463,390

See accompanying notes to condensed consolidated financial statements.

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
REVENUE	$197,022	$133,315	$379,581	$271,714
COST OF REVENUE	103,214	61,121	205,526	131,814
GROSS MARGIN	93,808	72,194	174,055	139,900
OPERATING EXPENSES
Selling, general and administrative expense, including non-cash compensation of $5,000, $3,168, 8,069 and $3,168 respectively	146,272	83,642	225,959	170,548
Research and development expense	12,075	22,077	24,440	60,153
Net Operating Expenses	158,347	105,719	250,399	230,701
OTHER INCOME
Investment Income	155,975	3,141	170,311	5,370
Net Income (Loss)	91,436	(30,384)	93,967	(85,431)
Other Comprehensive Income
Unrealized holding gain	15,733	-	15,960	-
Reclassification to realized gain (included in net income)	(14,858)	-	(14,858)	-
Comprehensive Income (Loss)	$92,311	$(30,384)	$95,069	$(85,431)
Basic Income (Loss) Per Common Share	$0.00	$(0.00)	$0.00	$(0.00)
Diluted Income (Loss) Per Common Share	$0.00	$(0.00)	$0.00	$(0.00)

See accompanying notes to condensed consolidated financial statements.

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the six months ended June 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$93,967	$(85,431)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	5,844	8,871
Interest accrued on notes receivable	(3,667)	-
Gain on sale of marketable securities	(14,858)	-
Gain on sale of equipment	(850)	-
Loss on writedown of equipment	33,645	-
Loss on writedown of note receivable	22,500
Loss on investment in certificate of deposit	-	1,995
Non-cash compensation expense	8,069	3,168
Changes in operating assets and liabilities:
Accounts receivable	619	18,791
Inventory	(5,331)	(59,396)
Advance to hotels	(10,822)	-
Prepaid expenses	(4,017)	4,399
Accounts payable	(4,826)	(2,569)
Accrued liabilities	(43,378)	(41,684)
Customer deposits	(4,313)	-
Net Cash Provided By (Used In) Operating Activities	72,582	(151,856)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(4,327)	(4,385)
Purchase of investments in real property tax liens	(9,266)	-
Purchase of marketable securites	(25,000)	-
Proceeds from sale of equipment	850	-
Purchase of certificate of deposit	-	(25,000)
Advances made under notes receivable	(250,000)	(150,000)
Proceeds from sale of marketable securities	39,858	-
Proceeds from collections of real property tax liens	-	1,715
Proceeds from collection of note receivable, non-performing	399,863	24,932
Net Cash Provided by (Used In) Investing Activities	151,978	(152,738)

Net Increase (Decrease) in Cash	224,560	(304,594)

Cash and cash equivalents at Beginning of Period	1,376,822	1,962,572

Cash and cash equivalents at End of Period	$1,601,382	$1,657,978

See accompanying notes to condensed consolidated financial statements.

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Condensed Financial Statements - The accompanying unaudited condensed consolidated financial statements include the accounts of eRoomSystem Technologies, Inc. and its wholly-owned subsidiaries (the "Company"). Intercompany accounts and transactions have been eliminated in consolidation. These financial statements are condensed and, therefore, do not include all disclosures normally required by generally accepted accounting principles. These statements should be read in conjunction with the Company's annual financial statements for the fiscal year ended December 31, 2013 included in the Company's Annual Report on Form 10-K. In particular, the Company's organization, nature of operations and significant accounting principles were presented in Note 1 to the consolidated financial statements in that annual report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying unaudited condensed consolidated financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying unaudited condensed consolidated financial statements for the six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2014.

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

Notes Receivable - The notes receivable are stated at the historical carrying amount, less a loan loss allowance, and are evaluated for impairment. When projections indicate that the carrying value of the note is not recoverable, the carrying value will be reduced by the estimated excess of the carrying value over the projected discounted cash flows. A loan loss allowance was deemed necessary during 2014. No allowance was deemed necessary in 2013. The Company has evaluated the collectability of current notes receivable and believes the notes less the loan loss allowance are realizable as they are secured by the related real property and the estimated fair value of the real property is in excess of the carrying value of the notes and the estimated cost to foreclose and sell the real property. The Company has provided an allowance for loan losses against the carrying value of the notes receivable at June 30, 2014 in the amount of $22,500.

Investment in Real Property Tax Liens – The investments in the real property tax liens are accounted for as an investment in troubled debts and are carried at cost. Collection of interest, penalties and expense reimbursements is not certain and is recognized upon being realized. The Company has evaluated the collectability of the tax liens and believes the investments are realizable over time as the first position liens are secured by the related real property and the estimated fair value of the real property is in excess of the carrying value of the tax liens and the estimated cost to foreclose and sell the real property. Therefore no impairment was recognized on the tax liens at June 30, 2014 and December 31, 2013.

Property and Equipment: Property and equipment consist primarily of eRoomServ refreshment centers and are stated at cost, less accumulated depreciation. Major additions and improvements are capitalized, while repairs and maintenance costs are expensed when incurred.

During the second quarter 2014, the Company determined the need to reduce the carrying value of refreshment centers installed in hotel rooms to its estimated value. As a result, the cost of refreshment centers in the amount of $70,348 was written down in the amount of $33,645.

Net Earnings (Loss) per Common Share - Basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding. Diluted earnings (loss) per common share is computed by dividing net income (loss), by the weighted-average number of common shares and dilutive potential common share equivalents outstanding. When dilutive, the incremental potential common shares issuable upon exercise of stock options are determined by the treasury stock method.

The following table is a reconciliation of the numerators and denominators used in the calculation of basic and diluted loss per share for the six and three months ended June 30, 2014 and 2013:

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
Net income (loss)	$91,436	$(30,384)	$93,967	$(85,431)
Basic weighted-average common shares outstanding	24,118,305	24,057,865	24,113,114	24,057,865
Effect of dilutive securities
Stock options and warrants	30,000	-	18,536	-
Diluted weighted-average common shares outstanding	24,148,305	24,057,865	24,131,650	24,057,865
Basic income (loss) per share	$0.00	$(0.00)	$0.00	$(0.00)
Diluted income (loss) per share	$0.00	$(0.00)	$0.00	$(0.00)

During the six and three months ended June 30, 2014, there were 242,500 of potential common stock equivalents from options were not included in the computation of diluted loss per share because their effect would have been anti-dilutive. During the six and three months ended June 30, 2013, there were 542,500 respectively of potential common stock equivalents from options that were not included in the computation of diluted loss per share because their effect would have been anti-dilutive.

NOTE 2 – INVESTMENTS

Investment in Real Property Tax Liens – At June 30, 2014, the Company held $22,688 of real property tax liens from various municipalities in New Jersey. During the six months ended June 30, 2014, the Company purchased $9,266 of additional tax lien products and did not collect any tax lien settlements. During the six months ended June 30, 2013, the Company did not purchase additional tax liens. The New Jersey municipal tax liens are receivable from the real property owners and are secured by a first priority lien on the related real property. Upon foreclosure, the Company would obtain ownership of the real property. The tax lien receivables accrue interest up to 18% per annum, accrue penalties at 2% to 6% and are also increased by the amount of any collection expenses incurred. The investment in the real property tax liens are accounted for as an investment in troubled debts and are carried at cost. Collection of interest, penalties and expense reimbursements is not certain and is recognized upon being realized.

Investment in Available for Sale Debt Securities

Debt Securities	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Corporate Debt Securities	$22,734	$1,102	$-	$23,836

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

The concession granted to BlackBird on November 3, 2011 constituted a troubled debt restructuring under current accounting guidance. As a result, the note was classified as a long-term asset. Interest income under the terms of the Secured Note was no longer being recognized until the carrying value would be recovered, and payments received were recognized as a reduction of the carrying value of the note. During second quarter 2014, the Secured Note was paid in full and interest income of $124,451 was recognized. The carrying value of the note receivable was $399,863 at December 31, 2013.

Notes Receivable
On June 25, 2013, the Company loaned $150,000 to a New York limited liability company under the terms of a one year 12% mortgage note. Interest is due and payable monthly. The entire principal amount was due and payable on the maturity date. The mortgage is collateralized by a commercial property. The Company intends to hold this note to maturity. A three month extension was granted to September 30, 2014. A loan loss allowance in the amount of $22,500 was recorded during the six months ended June 30, 2014. The carrying amount of the note receivable of $127,500 approximates its fair value based on the estimated discounted cash flows under the current terms of the note.

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

On June 11, 2014, the Company loaned $250,000 to a New York limited liability company under the terms of a one year 12% mortgage note. Interest is due and payable monthly. The entire principal amount is due and payable on the maturity date. The mortgage is collateralized by a commercial property. The Company intends to hold this note to maturity. The carrying amount of the note receivable approximates its fair value based on its short-term maturity.

Accrued interest on notes receivable was $5,667 and $2,000 at June 30, 2014 and December 31, 2013, respectively, and was included in notes receivable in the accompanying condensed consolidated balance sheets.

NOTE 4 – STOCKHOLDERS’ EQUITY

During the six months ended June 30, 2014, the Company granted options to purchase 75,000 shares of common stock to employees for services rendered. These options, which vested immediately, have an exercise price of $0.05 per share and are exercisable through March 24, 2019. These options were valued at approximately $0.04 per share, or $3,069, using the Black-Scholes option pricing model with the following assumptions: market value of the common stock of $0.05 per share, risk free interest rate of 1.76%, dividend yield of 0.0%, volatility of 117% and expected life of 5 years. The pricing model utilized the full life of the options as the Company generally has a low turnover rate of its employees.

During the six months ended June 30, 2014 and 2013, 75,000 and 0 options to purchase shares of common stock expired, respectively.

Stock-based compensation expense relating to stock options of $3,069 and $3,168 was recognized during the six months ended June 30, 2014 and 2013, respectively. There was no unrecognized compensation related to stock options at June 30, 2014. A summary of stock option and warrant activity for the six months ended June 30, 2014 is as follows:

	Options and Warrants	Exercise Price Range	Weighted - Average Exercise Price
Balance, December 31, 2013	342,500	$0.06 - $ 0.26	$0.14
Granted	75,000	0.05 - 0.05	0.05
Expired	(75,000)	0.12 - 0.14	0.13
Balance, June 30, 2014	342,500	0.05 - 0.26	0.13
Exercisable, June 30, 2014	342,500	$0.05 - $ 0.26	$0.13
Weighted-average fair value of options granted during the six months ended June 30, 2014			$0.04

All of the options and warrants were exercisable at June 30, 2014. At June 30, 2014, the intrinsic value for the options and warrants outstanding was $2,250.

On June 11, 2014, the Company issued 50,000 shares of common stock to its Board of Directors in recognition of services rendered. These shares were valued at $5,000 ($0.10 per share) based on the market value of the Company’s common stock on June 11, 2014.

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

The Company uses fair value to measure certain assets and liabilities on a recurring basis when fair value is the primary measure for accounting. Fair value is also used on a nonrecurring basis to measure certain assets when applying lower of cost or market accounting or when adjusting carrying values. Fair value is also used when evaluating impairment on certain assets, including notes receivable and long-lived assets. The following table sets forth the estimated fair values of the Company’s financial instruments that are measured at fair value on a reoccurring basis as of June 30, 2014 and December 31, 2013:

Fair Value of Financial Instruments

Quoted Prices in
Active
		Markets		Significant
		for Identical	Significant	Unobservable
		Assets	Observable Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
June 30, 2014

Assets:
Debt securities available for sale	$23,836	$-	$23,836	$-

December 31, 2013

Assets:
Debt securities available for sale	$22,734	$-	$22,734	$-

Fair Value of Financial Instruments Not Required To Be Reported at Fair Value

The fair values of real property tax liens, notes receivable and notes receivable, non-performing, are based on a combination of the stated or implied interest rates at the measurement dates, approximate their carrying amounts and are considered to fall within Level 3 of the fair value hierarchy.

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

At June 30, 2014, the Company had accounts receivable from one customer which accounted for 38% of total accounts receivable and from a second customer which accounted for 29% of total accounts receivable.

During the six months ended June 30, 2014, revenues from one customer accounted for 35% of total revenues and 27% from a second customer.

During the six months ended June 30, 2013, revenues from one customer accounted for 44% of total revenues.

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

Amenities Manager Platform

In January 2014, the Company introduced to the lodging industry an amenity management platform, or the Amenities Manager. The platform’s core is proprietary, unique software that provides a locally hosted or cloud-based system that is intended to assist a hotel in evaluating the gross profit margin of various refreshment center products, determining which products will best sell in the hotel’s particular environment, and determining which products are consistent with and could enhance the hotel’s image and theme. The Amenities Manager is intended to help hotels reduce their operating costs and enhance the hotels’ guest satisfaction, which would ultimately allow the hotels to charge more for their rooms and services. We believe that the solutions offered by our Amenities Manager will allow us to establish relationships with many premier hotel chains. It is our intention that our hotel customers will eventually share in revenues generated from the sale of products from our refreshment centers related to our platform. We have not yet determined the effect this change in our relationship with hotels will have, but we believe it will result in an increase in our revenue through an increase in the number of hotel customers. As an alternative solution, we also plan to offer a turnkey arrangement whereby we would provide both products and restocking services to hotels.

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

Research and development expenses consist of payroll and related costs for hardware and software engineers, quality assurance specialists, management personnel, and the costs of materials used by our consultants in research and development for new products. Research and development expenses in the six months ended June 30, 2014 and 2013 were $24,440 and $60,153, respectively. The decrease related to a decrease in research and development in 2014 due to the research projects being significantly advanced or completed and therefore not requiring the expenditures that were required in the prior period.

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

Comparison of Three Months Ended June 30, 2014 and 2013

Revenue

Revenue from product sales and maintenance was $197,022 for the three months ended June 30, 2014, compared to $133,315 for the three months ended June 30, 2013, representing an increase of $63,707, or 48%. The increase in revenues related to new hotels coming on in the latter part of 2013 and in 2014.

Cost of Revenue

Our cost of product sales and maintenance revenue for the three months ended June 30, 2014 was $103,214, compared to $61,121 for the three months ended June 30, 2013, an increase of $42,093, or 69%. The increase in cost of revenue relates to the increase in revenue in the three months ended June 30, 2014. The gross margin percentage on revenue from product sales revenue was 48% in 2014 as compared to 54% in 2013. The decrease related to a decrease in the number of hotels on maintenance contracts.

The changes and percent changes with respect to our revenues and our cost of revenue for the three months ended June 30, 2014 and 2013 are summarized as follows:

	For the Three Months
	Ended June 30,
	2014	2013	Change	Percent Change

REVENUE	$197,022	$133,315	$63,707	48%

COST OF REVENUE	$103,214	$61,121	$42,093	69%

Although the preceding table summarizes the net changes and percent changes with respect to our revenues and our cost of revenue for the three months ended June 30, 2014 and 2013, the trends contained therein are limited and should not be viewed as a definitive indication of our future results.

Operating Expenses

Selling, General and Administrative — Selling, general and administrative expenses, including non-cash compensation expense, were $146,272 for the three months ended June 30, 2014, compared to $83,642 for the three months ended June 30, 2013, representing an increase of $62,630, or 75% primarily due to the writedown of equipment and loan loss allowance recorded during the second quarter. The writedown of the equipment is not expected to be representative of ongoing operations.

Research and Development—Research and development expenses were $12,075 for the three months ended June 30, 2014, compared to $22,077 for the three months ended June 30, 2013 representing a decrease of $10,002 or 45%. The decrease was primarily due to the research projects being significantly advanced or completed and therefore not requiring the expenditures that were required in the prior period. However, additional costs will be necessary for the completion of these projects.

Investment Income

Our investment income was $155,975 for the three months ended June 30, 2014, compared to $3,141 for the three months ended June 30, 2013, representing an increase of $152,834, or 4,866%. The increase in investment income related to the payback of Blackbird’s Note Receivable in full as well as a sale of an investment in marketable securities. These transactions are not necessarily representative of ongoing operations of the Company.

Net Income (Loss)

We realized a net income of $91,436 for the three months ended June 30, 2014, compared to a net loss of $30,384 for the three months ended June 30, 2013. The $121,820 change during the three months ended June 30, 2014 related primarily to the increase in sales and the related gross margin, the increase in investment income and the decrease in research and development expense offset by the writedown of equipment and loan loss allowance recorded during the three months ended June 30, 2014, as further discussed above.

Comparison of Six Months Ended June 30, 2014 and 2013

Revenue

Revenue from product sales and maintenance was $379,581 for the six months ended June 30, 2014, compared to $271,714 for the six months ended June 30, 2013, representing an increase of $107,867, or 40%. The increase in revenues in the first six months of 2014 related to new hotels coming on in the latter part of 2013 and in 2014.

Cost of Revenue

Our cost of product sales and maintenance revenue for the six months ended June 30, 2014 was $205,526, compared to $131,814 for the six months ended June 30, 2013, an increase of $73,712, or 56%. The increase in cost of revenue relates to the increase in revenue in the six months ended June 30, 2014. The gross margin percentage on revenue from product sales revenue was 46% in 2014 as compared to 51% in 2013. The decrease related to a decrease in the number of hotels on maintenance contracts.

The changes and percent changes with respect to our revenues and our cost of revenue for the six months ended June 30, 2014 and 2013 are summarized as follows:

	For the Six Months
	Ended June 30,
	2014	2013	Change	Percent Change

REVENUE	$379,581	$271,714	$107,867	40%

COST OF REVENUE	$205,526	$131,814	$73,712	56%

Although the preceding table summarizes the net changes and percent changes with respect to our revenues and our cost of revenue for the six months ended June 30, 2014 and 2013, the trends should not be viewed as a definitive indication of our future results.

Operating Expenses

Selling, General and Administrative — Selling, general and administrative expenses, including non-cash compensation expense, were $225,959 for the six months ended June 30, 2014, compared to $170,548 for the six months ended June 30, 2013, representing an increase of $55.411, or 19% primarily due to the writedown of equipment and loan loss allowance recorded during the second quarter. The writedown of the equipment is not expected to be representative of ongoing operations.

Research and Development—Research and development expenses were $24,440 for the six months ended June 30, 2014, compared to $60,153 for the six months ended June 30, 2013 representing a decrease of $35,713 or 59%. The decrease was primarily due to the research projects being significantly advanced or completed and therefore not requiring the expenditures that were required in the prior period. However, additional costs will be necessary for the completion of these projects.

Investment Income

Our investment income was $170,311 for the six months ended June 30, 2014, compared to $5,370 for the six months ended June 30, 2013, representing an increase of $164,941, or 3072%. The increase in investment income related to the payback of Blackbird’s Note Receivable in full as well as a sale of an investment in marketable securities. These transactions are not necessarily representative of ongoing operations of the Company.

Net Income (Loss)

We realized a net income of $93,967 for the six months ended June 30, 2014, compared to a net loss of $85,431 for the six months ended June 30, 2013. The $179,398 change during the six months ended June 30, 2014 related primarily to the increase in sales and the related gross margin, the increase in investment income and the decrease in research and development expense offset by the writedown of equipment and loan loss allowance recorded during the six months ended June 30, 2014, as further discussed above.

Liquidity and Capital Resources

Our accumulated deficit decreased from $31,851,020 at December 31, 2013 to $31,757,053 at June 30, 2014. The $93,967 decrease in accumulated deficit resulted directly from the net income realized for the six months ended June 30, 2014.

At June 30, 2014, our principal sources of liquidity consisted of $1,601,382 of cash and working capital of $2,380,631, as compared to $1,376,822 of cash and working capital of $1,851,734 at December 31, 2013. In addition, our stockholders' equity was $2,471,570 at June 30, 2014, compared to stockholders' equity of $2,368,432 at December 31, 2013, an increase of $103,138. The increase in cash primarily reflects payment of the Blackbird note offset by the new Note Receivable provided during second quarter 2014. We have sufficient funds for the next twelve months.

Cash flow provided in operations for the six months ended June 30, 2014 was $72,582 as compared to $151,856 used in the same period ended June 30, 2013.

Investing activities for the six months ended June 30, 2014 provided net cash of $151,978, compared to $152,738 of net cash used during the six months ended June 30, 2013.

There were no financing activities in the six months ended June 30, 2014 and 2013.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which stipulates that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, an entity should apply the following steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation.  ASU 2014-09 will be effective for the Company retrospectively beginning January 1, 2017, with early adoption not permitted. Management is currently evaluating the impact of the pending adoption of ASU 2014-09 on the Company’s consolidated financial statements.

In July 2013, the FASB issued Accounting Standards Update No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”), to provide guidance on the presentation of unrecognized tax benefits.  ASU 2013-11 requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows: to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets.  ASU 2013-11 is effective January 1, 2015 with earlier adoption permitted.  ASU 2013-11 should be applied prospectively with retroactive application permitted.  Management is currently evaluating the impact of the pending adoption of ASU 2013-11 on the Company’s consolidated financial statements.

Contractual Cash Obligations and Commercial Commitments

There were no significant contractual cash obligations or commercial commitments either on or off balance sheet as of June 30, 2014.

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

Errors in Financial Statement Presentation and Disclosure

Management is aware that there are errors in financial statement presentation and disclosure at the Company due to the small number of employees dealing with financial matters. There were several comments and changes from our independent auditors resulted in a material quantity or quality adjustments. However, at this time management has decided that considering the abilities of the employees now involved and the control procedures in place, the risks associated with such lack of segregation are low and the potential benefits of adding employees to avoid such errors do not justify the substantial expenses associated with such increases. Management will periodically reevaluate this situation

Changes in Internal Controls over Financial Reporting

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

On June 11, 2014, the Company granted shares of common stock to Lawrence K. Wein, a member of the Board of Directors, in the amount of 25,000 shares and to James Savas, a member of the Board of Directors, in the amount of 25,000 shares. The shares were issued for services provided to the Company.

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

Date: August 8, 2014
	By:	/s/ David A. Gestetner
	Name:	David A. Gestetner
	Title:	President, Chief Executive Officer, Secretary,
and Chairman of the Board
(Principal Executive, Financial, and Accounting Officer)