Form 10-Q
period 2014-09-30
EROOMSYSTEM TECHNOLOGIES INC
filed 2014-11-13
CIK 1110361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

The number of shares of the issuer’s common stock issued and outstanding as of November 12, 2014 was 24,167,865 shares.

EROOMSYSTEM TECHNOLOGIES, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
	2014	2013
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,829,420	$1,376,822
Investment in available for sale securities	23,418	22,734
Notes receivable, net of loan loss allowance of $22,500 and $0	381,500	402,000
Accounts receivable, net of allowance for doubtful accounts of $6,327 and $10,100	84,062	57,233
Inventory	63,220	28,237
Advance to hotels	61,501	46,418
Prepaid expenses	16,800	13,248
Total Current Assets	2,459,921	1,946,692
PROPERTY AND EQUIPMENT
Property and equipment, net of accumulated depreciation of $13,098 and $32,076	65,598	100,480
NOTE RECEIVABLE, non-performing	-	399,863
INVESTMENT IN REAL PROPERTY TAX LIENS	22,688	13,422
DEPOSITS	2,933	2,933
Total Assets	$2,551,140	$2,463,390

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$24,856	$15,012
Accrued liabilities	45,203	75,633
Customer deposits	-	4,313
Total Current Liabilities	70,059	94,958
Total Liabilities	70,059	94,958
STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none outstanding	-	-
Common stock, $0.001 par value; 50,000,000 shares authorized; shares outstanding 24,167,865 and 24,107,865	24,168	24,108
Additional paid-in capital	34,203,953	34,195,344
Accumulated deficit	(31,747,724)	(31,851,020)
Accumulated other comprehensive income	684	-
Total Stockholders' Equity	2,481,081	2,368,432

Total Liabilities and Stockholders' Equity	$2,551,140	$2,463,390

See accompanying notes to condensed consolidated financial statements.

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
REVENUE	$198,051	$145,239	$577,632	$416,953
COST OF REVENUE	97,838	100,997	303,364	232,811
GROSS MARGIN	100,213	44,242	274,268	184,142
OPERATING EXPENSES
Selling, general and administrative expense, including non-cash compensation of $600, $6,500, 8,669 and $9,668	98,224	88,732	324,183	259,280
Research and development expense	8,633	22,559	33,073	82,712
Net Operating Expenses	106,857	111,291	357,256	341,992
OTHER INCOME
Investment Income	15,973	10,060	186,284	15,430
Net Income (Loss)	9,329	(56,989)	103,296	(142,420)
Other Comprehensive Income (Loss)
Unrealized holding gain (loss)	(191)	-	15,542	-
Reclassification to realized gain (included in net income)	-	-	(14,858)	-
Comprehensive Income (Loss)	$9,138	$(56,989)	$103,980	$(142,420)
Basic Income (Loss) Per Common Share	$0.00	$(0.00)	$0.00	$(0.01)
Diluted Income (Loss) Per Common Share	$0.00	$(0.00)	$0.00	$(0.01)

See accompanying notes to condensed consolidated financial statements.

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the nine months ended September 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$103,296	$(142,420)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	8,138	12,772
Interest accrued on notes receivable	(2,000)	-
Gain on sale of marketable securities	(14,858)	-
Gain on sale of equipment	(850)	-
Loss on writedown of equipment	33,645	-
Loss on writedown of note receivable	22,500	-
Loss on investment in certificate of deposit	-	2,168
Non-cash compensation expense	8,669	9,668
Changes in operating assets and liabilities:
Accounts receivable	(26,829)	17,986
Inventory	(34,983)	(71,490)
Advance to hotels	(15,083)	-
Prepaid expenses	(3,552)	11,589
Accounts payable	9,844	(7,824)
Accrued liabilities	(30,430)	(33,360)
Customer deposits	(4,313)	-
Net Cash Provided By (Used In) Operating Activities	53,194	(200,911)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(6,901)	(4,585)
Purchase of investments in real property tax liens	(9,266)	-
Purchase of marketable securites	(25,000)	-
Proceeds from sale of equipment	850	-
Purchase of certificate of deposit	-	(25,000)
Advances made under notes receivable	(250,000)	(150,000)
Proceeds from collection of note receivable	250,000	-
Proceeds from sale of marketable securities	39,858	-
Proceeds from collections of real property tax liens	-	12,845
Proceeds from collection of note receivable, non-performing	399,863	37,397
Net Cash Provided by (Used In) Investing Activities	399,404	(129,343)

Net Increase (Decrease) in Cash	452,598	(330,254)

Cash and cash equivalents at Beginning of Period	1,376,822	1,962,572

Cash and cash equivalents at End of Period	$1,829,420	$1,632,318

See accompanying notes to condensed consolidated financial statements.

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Condensed Financial Statements - The accompanying unaudited condensed consolidated financial statements include the accounts of eRoomSystem Technologies, Inc. and its wholly-owned subsidiaries (the "Company"). Intercompany accounts and transactions have been eliminated in consolidation. These financial statements are condensed and, therefore, do not include all disclosures normally required by generally accepted accounting principles. These statements should be read in conjunction with the Company's annual financial statements for the fiscal year ended December 31, 2013 included in the Company's Annual Report on Form 10-K. In particular, the Company's organization, nature of operations and significant accounting principles were presented in Note 1 to the consolidated financial statements in that annual report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying unaudited condensed consolidated financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying unaudited condensed consolidated financial statements for the nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2014.

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

Advances to Hotels – The Company makes advances to hotels for their purchases of alcoholic beverages. The hotels’ alcoholic beverages are placed in the Company’s refreshment centers and the advances are settled at the date the hotel customers purchase the beverages from the refreshment centers.

Notes Receivable - The notes receivable are stated at the historical carrying amount, less a loan loss allowance, and are evaluated for impairment. When projections indicate that the carrying value of the note is not recoverable, the carrying value will be reduced by the estimated excess of the carrying value over the projected discounted cash flows. A loan loss allowance was deemed necessary during 2014. No allowance was deemed necessary in 2013. The Company has evaluated the collectability of current notes receivable and believes the notes less the loan loss allowance are realizable as they are secured by the related real property and the estimated fair value of the real property is in excess of the carrying value of the notes and the estimated cost to foreclose and sell the real property. The Company has provided an allowance for loan losses against the carrying value of the notes receivable at September 30, 2014 in the amount of $22,500.

Investment in Real Property Tax Liens – The investments in the real property tax liens are accounted for as an investment in troubled debts and are carried at cost. Collection of interest, penalties and expense reimbursements is not certain and is recognized upon being realized. The Company has evaluated the collectability of the tax liens and believes the investments are realizable over time as the first position liens are secured by the related real property and the estimated fair value of the real property is in excess of the carrying value of the tax liens and the estimated cost to foreclose and sell the real property. Therefore no impairment was recognized on the tax liens at September 30, 2014 and December 31, 2013.

Property and Equipment: Property and equipment consist primarily of eRoomServ refreshment centers and are stated at cost, less accumulated depreciation. Major additions and improvements are capitalized, while repairs and maintenance costs are expensed when incurred.

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The following table is a reconciliation of the numerators and denominators used in the calculation of basic and diluted loss per share for the three and nine months ended September 30, 2014 and 2013:

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
Net income (loss)	$9,329	$(56,989)	$103,296	$(142,420)
Basic weighted-average common shares outstanding	24,164,278	24,106,235	24,146,326	24,074,165
Effect of dilutive securities
Stock options and warrants	1,471	-	1,023	-
Diluted weighted-average common shares outstanding	24,165,749	24,106,235	24,147,349	24,074,165
Basic income (loss) per share	$0.00	$(0.00)	$0.00	$(0.01)
Diluted income (loss) per share	$0.00	$(0.00)	$0.00	$(0.01)

During the three and nine months ended September 30, 2014, there were 267,500 of potential common stock equivalents from options were not included in the computation of diluted loss per share because their effect would have been anti-dilutive. During the three and nine months ended September 30, 2013, there were 542,500 respectively of potential common stock equivalents from options that were not included in the computation of diluted loss per share because their effect would have been anti-dilutive.

NOTE 2 – INVESTMENTS

Investment in Real Property Tax Liens – At September 30, 2014, the Company held $22,688 of real property tax liens, carried at lower of cost or estimated net realizable value, from various municipalities in New Jersey. During the nine months ended September 30, 2014, the Company purchased $9,266 of additional tax lien products and did not collect any tax lien settlements. During the nine months ended September 30, 2013, the Company did not purchase additional tax liens. The New Jersey municipal tax liens are receivable from the real property owners and are secured by a first priority lien on the related real property. Upon foreclosure, the Company would obtain ownership of the real property. The tax lien receivables accrue interest up to 18% per annum, accrue penalties at 2% to 6% and are also increased by the amount of any collection expenses incurred. The investment in the real property tax liens are accounted for as an investment in troubled debts and are carried at cost. Collection of interest, penalties and expense reimbursements is not certain and is recognized upon being realized.

Investment in Available for Sale Debt Securities

Debt Securities	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Corporate Debt Securities	$22,734	$684	$-	$23,418

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

Notes Receivable
On June 25, 2013, the Company loaned $150,000 to a New York limited liability company under the terms of a one year 12% mortgage note. Interest is due and payable monthly. The entire principal amount was due and payable on the maturity date. The mortgage is collateralized by a commercial property. The Company intends to hold this note to maturity. The note was not paid on September 30, 2014, as previously extended. An additional extension was granted for the note to December 31, 2014. A loan loss allowance in the amount of $22,500 was recorded during the nine months ended September 30, 2014. The carrying amount of the note receivable of $127,500 approximates its fair value based on the estimated discounted cash flows under the current terms of the note.

On December 26, 2013, the Company loaned $250,000 to an individual under the terms of a one year 12% mortgage note. Interest is due and payable monthly. The entire principal amount was due and payable on the maturity date. The mortgage was collateralized by a commercial property. The loan was repaid in full during third quarter 2014.

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

Accrued interest on notes receivable was $4,000 and $2,000 at September 30, 2014 and December 31, 2013, respectively, and was included in notes receivable in the accompanying condensed consolidated balance sheets.

NOTE 4 – STOCKHOLDERS’ EQUITY

During the nine months ended September 30, 2014, the Company granted options to purchase 75,000 shares of common stock to employees for services rendered. These options, which vested immediately, have an exercise price of $0.05 per share and are exercisable through March 24, 2019. These options were valued at approximately $0.04 per share, or $3,069, using the Black-Scholes option pricing model with the following assumptions: market value of the common stock of $0.05 per share, risk free interest rate of 1.76%, dividend yield of 0.0%, volatility of 117% and expected life of 5 years. The pricing model utilized the full life of the options as the Company generally has a low turnover rate of its employees.

During the nine months ended September 30, 2014 and 2013, 75,000 and 0 options to purchase shares of common stock expired, respectively.

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Stock-based compensation expense relating to stock options of $3,069 and $3,168 was recognized during the nine months ended September 30, 2014 and 2013, respectively. There was no unrecognized compensation related to stock options at September 30, 2014. A summary of stock option and warrant activity for the nine months ended September 30, 2014 is as follows:

	Options and Warrants	Exercise Price Range			Weighted - Average Exercise Price
Balance, December 31, 2013	342,500	$0.06	-	$0.26	$0.14
Granted	75,000	0.05	-	0.05	0.05
Expired	(75,000)	0.12	-	0.14	0.13
Balance, September 30, 2014	342,500	0.05	-	0.26	0.13
Exercisable, September 30, 2014	342,500	$0.05	-	$0.26	$0.13
Weighted-average fair value of options granted during the nine months ended September 30, 2014					$0.04

All of the options and warrants were exercisable at September 30, 2014. At September 30, 2014, the intrinsic value for the options and warrants outstanding was $75.

On June 11, 2014, the Company issued 50,000 shares of common stock to its Board of Directors in recognition of services rendered. These shares were valued at $5,000 ($0.10 per share) based on the market value of the Company’s common stock on June 11, 2014. On August 28, 2014, the Company issued 10,000 shares of common stock to an employee in recognition of services rendered. These shares were valued at $600 ($0.06 per share) based on the market value of the Company’s common stock on August 28, 2014.

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

The Company uses fair value to measure certain assets and liabilities on a recurring basis when fair value is the primary measure for accounting. Fair value is also used on a nonrecurring basis to measure certain assets when applying lower of cost or market accounting or when adjusting carrying values. Fair value is also used when evaluating impairment on certain assets, including notes receivable and long-lived assets. The following table sets forth the estimated fair values of the Company’s financial instruments that are measured at fair value on a reoccurring basis as of September 30, 2014 and December 31, 2013:

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Fair Value of Financial Instruments

		Quoted Prices
		in
		Active
		Markets		Significant
		for Identical	Significant	Unobservable
		Assets	Observable Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
September 30, 2014

Assets:
Debt securities available for sale	$23,418	$-	$23,418	$-

December 31, 2013

Assets:
Debt securities available for sale	$22,734	$-	$22,734	$-

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

At September 30, 2014, the Company had accounts receivable from one customer which accounted for 48% of total accounts receivable and from a second customer which accounted for 23% of total accounts receivable.

During the nine months ended September 30, 2014, revenues from one customer accounted for 36% of total revenues and 27% from a second customer.

During the nine months ended September 30, 2013, revenues from one customer accounted for 42% of total revenues.

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

Research and development expenses consist of payroll and related costs for hardware and software engineers, quality assurance specialists, management personnel, and the costs of materials used by our consultants in research and development for new products. Research and development expenses in the nine months ended September 30, 2014 and 2013 were $33,073 and $82,712, respectively. The decrease related to a decrease in research and development in 2014 due to the research projects being significantly advanced or completed and therefore not requiring the expenditures that were required in the prior period.

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

Comparison of Three Months Ended September 30, 2014 and 2013

Revenue

Revenue from product sales and maintenance was $198,051 for the three months ended September 30, 2014, compared to $145,239 for the three months ended September 30, 2013, representing an increase of $52,812, or 36%. The increase in revenues related to new hotels coming on in the latter part of 2013 and in 2014.

Cost of Revenue

Our cost of product sales and maintenance revenue for the three months ended September 30, 2014 was $97,838, compared to $100,997 for the three months ended September 30, 2013, a decrease of $3,159, or 3%. The decrease in cost of revenue was immaterial. The gross margin percentage on revenue from product sales revenue was 51% in 2014 as compared to 30% in 2013. The increase related to an equipment writedown in 2013 as well as decreased depreciation expense in 2014.

The changes and percent changes with respect to our revenues and our cost of revenue for the three months ended September 30, 2014 and 2013 are summarized as follows:

	For the Three Months
	Ended September 30,
	2014	2013	Change	Percent Change

REVENUE	$198,051	$145,239	$52,812	36%

COST OF REVENUE	$97,838	$100,997	$(3,159)	-3%

Although the preceding table summarizes the net changes and percent changes with respect to our revenues and our cost of revenue for the three months ended September 30, 2014 and 2013, the trends contained therein are limited and should not be viewed as a definitive indication of our future results.

Operating Expenses

Selling, General and Administrative — Selling, general and administrative expenses, including non-cash compensation expense, were $98,224 for the three months ended September 30, 2014, compared to $88,732 for the three months ended September 30, 2013, representing an increase of $9,492, or 11% due various items.

Research and Development—Research and development expenses were $8,633 for the three months ended September 30, 2014, compared to $22,559 for the three months ended September 30, 2013 representing a decrease of $13,926 or 62%. The decrease was primarily due to the research projects being significantly advanced or completed and therefore not requiring the expenditures that were required in the prior period. However, additional costs will be necessary for the completion of these projects.

Investment Income

Our investment income was $15,973 for the three months ended September 30, 2014, compared to $10,060 for the three months ended September 30, 2013, representing an increase of $5,913, or 59%. The increase in investment income related to the increased interest earned due to the provision of certain notes receivable.

Net Income (Loss)

We realized a net income of $9,329 for the three months ended September 30, 2014, compared to a net loss of $56,989 for the three months ended September 30, 2013. The $66,318 change during the three months ended September 30, 2014 related primarily to the increase in sales and the related gross margin, the increase in investment income and the decrease in research and development expense during the three months ended September 30, 2014, as further discussed above.

Comparison of nine months ended September 30, 2014 and 2013

Revenue

Revenue from product sales and maintenance was $577,632 for the nine months ended September 30, 2014, compared to $416,953 for the nine months ended September 30, 2013, representing an increase of $160,679, or 39%. The increase in revenues in the first nine months of 2014 related to new hotels coming on in the latter part of 2013 and in 2014.

Cost of Revenue

Our cost of product sales and maintenance revenue for the nine months ended September 30, 2014 was $303,364, compared to $232,811 for the nine months ended September 30, 2013, an increase of $70,553, or 30%. The increase in cost of revenue relates to the increase in revenue in the nine months ended September 30, 2014. The gross margin percentage on revenue from product sales revenue was 47% in 2014 as compared to 44% in 2013. The increase related to an increase in top-line revenue.

The changes and percent changes with respect to our revenues and our cost of revenue for the nine months ended September 30, 2014 and 2013 are summarized as follows:

	For the Nine Months
	Ended September 30,
	2014	2013	Change	Percent Change

REVENUE	$577,632	$416,953	$160,679	39%

COST OF REVENUE	$303,364	$232,811	$70,553	30%

Although the preceding table summarizes the net changes and percent changes with respect to our revenues and our cost of revenue for the nine months ended September 30, 2014 and 2013, the trends should not be viewed as a definitive indication of our future results.

Operating Expenses

Selling, General and Administrative — Selling, general and administrative expenses, including non-cash compensation expense, were $324,183 for the nine months ended September 30, 2014, compared to $259,280 for the nine months ended September 30, 2013, representing an increase of $64,903, or 25% primarily due to the writedown of equipment and loan loss allowance recorded during the second quarter. The writedown of the equipment is not expected to be representative of ongoing operations.

Research and Development—Research and development expenses were $33,073 for the nine months ended September 30, 2014, compared to $82,712 for the nine months ended September 30, 2013 representing a decrease of $49,639 or 60%. The decrease was primarily due to the research projects being significantly advanced or completed and therefore not requiring the expenditures that were required in the prior period. However, additional costs will be necessary for the completion of these projects.

Investment Income

Our investment income was $186,284 for the nine months ended September 30, 2014, compared to $15,430 for the nine months ended September 30, 2013, representing an increase of $170,854, or 1,107%. The increase in investment income related to the payback of Blackbird’s Note Receivable in full as well as a sale of an investment in marketable securities. These transactions are not necessarily representative of ongoing operations of the Company.

Net Income (Loss)

We realized a net income of $103,296 for the nine months ended September 30, 2014, compared to a net loss of $142,420 for the nine months ended September 30, 2013. The $245,716 change during the nine months ended September 30, 2014 related primarily to the increase in sales and the related gross margin, the increase in investment income and the decrease in research and development expense offset by the writedown of equipment and loan loss allowance recorded during the nine months ended September 30, 2014, as further discussed above.

Liquidity and Capital Resources

Our accumulated deficit decreased from $31,851,020 at December 31, 2013 to $31,747,724 at September 30, 2014. The $103,296 decrease in accumulated deficit resulted directly from the net income realized for the nine months ended September 30, 2014.

At September 30, 2014, our principal sources of liquidity consisted of $1,829,420 of cash and working capital of $2,389,862, as compared to $1,376,822 of cash and working capital of $1,851,734 at December 31, 2013. In addition, our stockholders' equity was $2,481,081 at September 30, 2014, compared to stockholders' equity of $2,368,432 at December 31, 2013, an increase of $112,649. The increase in cash primarily reflects payment of the Blackbird note. We have sufficient funds for the next twelve months.

Cash flow provided in operations for the nine months ended September 30, 2014 was $53,194 as compared to $200,911 used in the same period ended September 30, 2013.

Investing activities for the nine months ended September 30, 2014 provided net cash of $399,404, compared to $129,343 of net cash used during the nine months ended September 30, 2013.

There were no financing activities in the nine months ended September 30, 2014 and 2013.

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

Contractual Cash Obligations and Commercial Commitments

There were no significant contractual cash obligations or commercial commitments either on or off balance sheet as of September 30, 2014.

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

On June 11, 2014, the Company granted shares of common stock to Lawrence K. Wein, a member of the Board of Directors, in the amount of 25,000 shares and to James Savas, a member of the Board of Directors, in the amount of 25,000 shares. The shares were issued for services provided to the Company. On August 28, 2014, the Company granted shares of common stock to Derek Merker, an employee, in the amount of 10,000 shares. The shares were issued for services provided to the Company.

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

Date: November 12, 2014
	By:	/s/ David A. Gestetner
	Name:	David A. Gestetner
	Title:	President, Chief Executive Officer, Secretary,
and Chairman of the Board
(Principal Executive, Financial, and Accounting Officer)