Form 10-K
period 2014-12-31
EROOMSYSTEM TECHNOLOGIES INC
filed 2015-03-19
CIK 1110361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).  Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter was $1,099,802.

As of March 18, 2015 there were 24,167,865 shares of common stock outstanding.

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

We have four wholly owned subsidiaries, eRoomSystem Services, Inc. (“eRoomSystem Services”) (formerly RoomSystems), eFridge, LLC (“eFridge”), eOneCapital, Inc (“eOneCapital”) and eOne Group, LLC (“eOne Group”). eRoomSystem Services provides customer service and maintenance for refreshment centers owned by hotels and instructs hotel personnel on the use and maintenance of our products. eFridge provides a turnkey solution to various hotels. eFridge manages the process of providing product and restockers to the hotels.  eOneCapital and eOne Group provide asset based loans and other investments.

Overview

In January 2014, the Company introduced to the lodging industry an amenity management platform, or the AMENITIES MANAGER™. The platform’s core is proprietary software that provides a cloud-based system to assist a hotel in enhancing its image and theme through distinctive products and managing its amenities with optimized efficiency.

The AMENITIES MANAGER™ deliver solutions in order to reduce operating costs, enhance hotel guest satisfaction and provide higher operating profits to our customers. The solutions offered by our AMENITIES MANAGER™ and related products have allowed us to establish relationships with many premier hotel chains. In addition to providing our customers with valuable amenity management solutions that pay for itself, our revenue-sharing program has allowed us to partner with our customers and provide our solutions at little or no up-front cost. Our customers share in revenues generated from the sale of goods and services related to our platform. As an alternative solution, we offer a turnkey arrangement which provides both products and restockers to hotels.

We continue to deploy our Amenities Manager™ at all hotels that we service. Additionally, to date, we have deployed over 12,000 refreshment centers at many hotel properties.

The solutions offered by our eRoomSystem and related products have allowed us to install our products and services in several premier hotel chains, including Marriott International, Hilton Hotels, Carlson Hospitality Worldwide, as well as in other boutique hotels in the United States and internationally.

Summary of Our Diversification Initiatives

We are continuously performing due diligence for the purpose of making investments in privately-held or publicly traded emerging growth stage companies. In the future, we may acquire an existing operating company if the opportunity arises. At this time, we have no agreements with any such companies.

If the Company is presented with an opportunity to lend funds, it sometimes does so. To date, the Company loaned $1,100,000 in amounts ranging from $150,000 to $450,000 to various parties for a one year term.

Our Products and Services

Amenities Manager™

Since our inception, it has been our objective to provide innovative in-room amenities solutions to the lodging industry. Our new amenity management platform brings together the hotel’s amenities on a cloud-based server. Our proprietary software, AMENITIES MANAGER™ operates as a multi-tasking data collection and retrieval system. Our software provides an interactive environment that allows the input and retrieval of information in the form of user-friendly, customized reports and:

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

Turnkey Amenities Manager™

We also offer a turnkey arrangement which provides and manages both amenity products and attendants to hotels in conjunction with the AMENITIES MANAGER™ at no cost to the hotel. The hotels share in the recurring revenues generated.

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

The information we collect is currently offered to our customers as part of our Amenities Manager™ software. Our hotel clients benefit in various ways from the information we provide. The hotels that are responsible for restocking the goods sold from our refreshment centers can utilize the real-time sales data generated by the Amenities Manager™ to help the hotel maximize personnel efficiencies with regard to amenity delivery and restocking. The timely transfer of sales data to the hotel prevents guest pilferage and minimizes disputes over refreshment center usage, both of which are prevalent in the lodging industry. Finally, the ability to track product sales performance, including specific information about their guests' buying patterns and non-confidential information about other hotels in similar geographic regions, allows the hotel to stock the refreshment centers with more popular items, which may lead to increased sales of product from the refreshment centers.

Research and Development

At the core of our products and services is our proprietary software and hardware. In 2014, we continued to step up our research and development projects for the purpose of creating new products and software. We are continuing to work on the AMENITIES MANAGER™, a cloud based hotel amenity management platform. There is no assurance that the products we are working on will be successfully completed or deployed. We spent $43,896 and $160,357 on research and research and development activities in 2014 and 2013, respectively, none of which expenses were borne directly by customers.

Sales and Marketing

We have deployed over 12,000 refreshment centers at many hotel properties. We have renewed our sales and marketing efforts with respect to our new amenity platform for hotels. There is no assurance that we will be successful.

Manufacturing

We do not currently manufacture our products and do not anticipate doing so in the future. We utilize outside manufacturing companies as necessary.

Competition

The market for in-room amenities platforms in the lodging industry is quite competitive, and the competition has further intensified in recent years. Management is focused on expanding our existing client base. Our renewal of sales and marketing will be subject to significant competition from competitors. Competitors include Amenity Services, a company that provides economical and custom products for hotel guest rooms. We provide a full service turnkey solution for hotel minibars in addition to the economical and custom products for the hotel guest rooms.

Customers

During the year ended December 31, 2014, revenues from two customers accounted for 62% of our total revenues. During the year ended December 31, 2013, revenues from one customer accounted for 40% of our total revenues.

Intellectual Property

We rely upon a combination of trademark and copyright law, trade secret protection and confidentiality with our employees, customers and business partners to protect our proprietary rights in our products, services, know-how and information.

We have pending applications for the following trademarks and service marks: Amenities Manager™ and eRoomSystem Technologies. We have also registered our logo.

Our proprietary software consists of two modules and provides the backbone of the Amenities Manager™. The first module is the web-based, locally hosted or cloud software that is the core of the Amenities Manager™. It collects data inputted by hotel and office staff and produces a wide-variety of management and operational reports. Our existing hotel clients utilize our version 1.8 software that provides users with a friendly, easy-to-learn graphic environment which generally expands the report generating capabilities of the property. The second module is a Windows(R) based program that provides a communication link between our Amenities Manager™ software, and the hotel's property management system.

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

Employees

We currently employ fifteen employees, eight of which are full-time, in addition to four consultants.

ITEM 2.      PROPERTIES.

We lease our headquarters and principal executive offices, comprising approximately 1,600 square feet, located at 150 Airport Road, Suite 1200, Lakewood, New Jersey 08701 for $1,600 per month. We have exercised our option to renew the lease for one additional year starting March 1, 2015 at $1,750 per month.

            In addition, we currently lease approximately 80 square feet of storage space on a month-to-month basis for $65 per month in Salt Lake City, Utah. We also utilize a warehouse and distribution company with 51,500 square feet in Lakewood Township, NJ for which we pay $7 per pallet per month. We maintain inventory and replacement parts at these facilities.

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

ITEM 4.      MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5.      MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Prior to August 3, 2000, there was no public market for our common stock. In conjunction with our initial public offering, in August of 2000, our common stock was accepted for listing on the NASDAQ SmallCap Market under the trading symbol "ERMS". In April 2003, our common stock was delisted from the NASDAQ SmallCap market. Our common stock is currently quoted on the OTCQB under the same symbol. As of March 18, 2015, there were 24,167,865 shares of common stock outstanding.

High And Low Sale Prices Of Our Common Stock

The following table sets forth the high and low bid information of our common stock, as quoted on the OTCQB (which quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions) for each quarter during the period January 1, 2013 through December 31, 2014:

Calendar Quarter Ended	Low	High
March 31, 2013	$0.08	$0.17
June 30, 2013	$0.08	$0.13
September 30, 2013	$0.07	$0.13
December 31, 2013	$0.05	$0.10
March 31, 2014	$0.05	$0.10
June 30, 2014	$0.05	$0.13
September 30, 2014	$0.05	$0.08
December 31, 2014	$0.05	$0.10

The last reported price of our common stock on the OTCQB on March 18, 2015 was $0.075 per share.

Holders

As of March 18, 2015, there were approximately 360 stockholders of record of our common stock.

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

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

None

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information

The following table sets forth information about our equity compensation plans as of December 31, 2014.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities available for future issuance
	(a)	(b)	(c)
Equity compensation plan approved by security holders	242,500	$0.09	2,757,500

Equity compensation plans not approved by security holders	-	$-	-

Total	242,500	$0.09	2,757,500

Equity Compensation Plans Approved by Security Holders

The 2000 Stock Option and Incentive Plan, or the 2000 Plan, was adopted by our board on February 3, 2000 and approved by our stockholders on March 29, 2000. The 2000 Plan was amended by our stockholders on each of May 7, 2001, July 29, 2002 and November 15, 2004 to increase the number of shares of common stock reserved for issuance under the 2000 Plan from 2,000,000 shares to 2,360,000 shares, from 2,360,000 to 2,700,000, and from 2,700,000 to 3,000,000 shares, respectively. The 2000 Plan provides us with the vehicle to grant to employees, officers, directors and consultants stock options and bonuses in the form of stock and options including "incentive stock options" within the meaning of Section 422 of the United States Internal Revenue Code of 1986 and non-qualified stock options. As of December 31, 2014, there were options to purchase 242,500 shares of our common stock outstanding under the 2000 Plan. The compensation committee has authority to determine the persons to whom awards will be granted, the nature of the awards, the number of shares to be covered by each grant, the terms of the grant and with respect to options, whether the options granted are intended to be incentive stock options, the duration and rate of exercise of each option, the option price per share, the manner of exercise and the time, manner and form of payment upon exercise of an option.

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

Plan of Operation

In January 2014, the Company introduced to the lodging industry an amenity management platform, or the AMENITIES MANAGER™. The platform’s core is proprietary software that provides a locally hosted or cloud-based system that assists the hotel in enhancing its image and theme through distinctive and unique products and managing its amenities with optimized efficiency.

The solutions offered by our eRoomSystem and related products have allowed us to install our products and services in several premier hotel chains, including Marriott International, Hilton Hotels, Carlson Hospitality Worldwide, as well as in other boutique hotels in the United States and internationally.

Description of Revenues

We derive revenues primarily from the sale of products in hotel in-room refreshment centers. In these hotels, we receive most of the revenues for the product sold in the minibars and baskets. We provide a percentage of revenues over a predetermined threshold to some of the hotels. We expect that these revenues will account for a substantial majority of our revenues for the foreseeable future. We also generate revenues from maintenance and support services relating to our existing installed products.

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

Research and development expenses consist of payroll and related costs for hardware and software engineers, quality assurance specialists, management personnel, and the costs of materials used by our consultants in the maintenance of our existing installed products. As we have initiated development of new product lines there were some research and development expenses in the fiscal years 2014 and 2013.

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

Results of Operations

Comparison of Years Ended December 31, 2014 and 2013

Revenues

Revenue from product sales and other services was $794,461 in 2014, as compared to $600,563 in 2013, representing an increase of $193,898, or 32%. The increase in revenue in 2014 reflected continuous effort to improve our product sales at each hotel as well increased hotels in 2014 over 2013.

During the year ended December 31, 2014, revenues from two customers accounted for 62% of our total revenues.

Cost of Revenue

Our cost of product sales and service revenue was $401,907 for 2014 as compared to $330,650 for 2013, representing an increase of $71,257, or 22%. The increase was due to increased sales. The gross margin percentage on revenue from product sales revenue was 49% in 2014 as compared to 45% in 2013.

The changes and percent changes with respect to our revenues and our cost of revenue for the years ended December 31, 2014 and 2013 are as follows:

	2014	2013	Change	Percent Change

REVENUE	$794,461	$600,563	$193,898	32%

COST OF REVENUE	$401,907	$330,650	$71,257	22%

Although the preceding table summarizes the net changes and percent changes with respect to our revenues and our cost of revenue for the years ended December 31, 2014 and 2013, the trends contained therein are limited to a two-year comparison and should not be viewed as a definitive indication of our future results.

Operating Expenses

Selling, General and Administrative — Selling, general and administrative expenses were $436,021 for 2014 and $432,947 for 2013, representing an increase of $3,074, or 1%. Selling, general and administrative expenses represented 55% of our total revenues in 2014 and 72% of our total revenues in 2013.

Research and Development Expenses — Research and development expenses were $43,896 for 2014 and $160,357 for 2013, representing a decrease of $116,461, or 73%. The decrease in research and development expenses was due to decreased development on the new product lines. Research and development expenses represented 6% of our total revenue in 2014 and 27% of our total revenue in 2013.

Investment Income

Investment Income — Our income from investments was $200,381 in 2014, compared to $24,728 in 2013, representing an increase of $175,653, or 710%. The increase related for the most part to repayment of an outstanding promissory note evidencing a loan originally made in 2011 to Blackbird Corporation and recapture of the interest income on such note (the “Blackbird Note”).

Net Income/Loss Attributable to Common Stockholders

We realized a net income attributable to common stockholders of $113,018 in 2014, as compared to a net loss of $298,663 in 2013. The $411,681 difference was primarily due to an increase in revenue, a decrease in research and development expense and an increase in investment income.

Liquidity and Capital Resources

At December 31, 2014, we had $1,453,971 of cash and working capital of $2,402,932, as compared to $1,376,822 of cash and working capital of $1,851,734 at December 31, 2013. In addition, our stockholders' equity was $2,491,840 at December 31, 2014 as compared to $2,368,432 at December 31, 2013, an increase of $123,408. The increase in cash reflects in large part the net income in 2014. The increase in working capital reflects the increase in current assets from the payment of the non-performing Blackbird Note receivable. The increase in stockholders’ equity primarily reflects the net income in 2014.

Our accumulated deficit decreased to $31,738,002 at December 31, 2014 as compared to $31,851,020 at December 31, 2013. The decrease in accumulated deficit is a direct result of our net income of $113,018 in the year ended December 31, 2014.

Net cash used by operating activities for the year ended December 31, 2014 was $22,255, as compared to $220,382 during the year ended December 31, 2013.

Net cash provided by investing activities for the year ended December 31, 2014 was $99,404, as compared to net cash used during the year ended December 31, 2013 of $365,368. The change resulted primarily from proceeds from notes receivable in 2014.

           Net cash used in financing activities for the years ended December 31, 2014 and 2013 was $0.

We currently believe that our cash on hand will provide sufficient capital resources and liquidity to fund our expected operating expenditures for the next twelve months.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). Upon the effective date, the ASU replaces almost all existing revenue recognition guidance, including industry specific guidance, in United States Generally Accepted Accounting Principles. This standard is effective for fiscal years and interim reporting periods beginning after December 15, 2016. The Company is currently assessing the impact that the adoption of this standard will have on its consolidated financial statements and related disclosures upon implementation in the first quarter of fiscal year 2018.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES

John Scrudato CPA
CERTIFIED PUBLIC ACCOUNTING FIRM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
eRoomSystem Technologies, Inc.

We have audited the accompanying balance sheet of eRoomSystem Technologies, Inc. as of December 31, 2014 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of eRoomSystem Technologies, Inc. at December 31, 2014, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ John Scrudato CPA

Califon, New Jersey
March 9, 2015

7 Valley View Drive Califon, New Jersey 07830

Registered Public Company Accounting Oversight Board Firm

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
Salt Lake City, Utah
April 2, 2014

www.eidebailly.com

5 Triad Center, Ste. 750  |  Salt Lake City, UT 84180-1128  |  T 801.532.2200  |  F 801.532.7944  |  EOE

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2014	2013
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,453,971	$1,376,822
Restricted cash	61,350	-
Investment in available for sale securities	24,455	22,734
Notes receivable	702,500	402,000
Accounts receivable, net of allowance for doubtful accounts of $5,101 and $10,100	67,771	57,233
Inventory	79,191	28,237
Advance to hotels	74,370	46,418
Prepaid expenses	111,064	13,248
Total Current Assets	2,574,672	1,946,692
PROPERTY AND EQUIPMENT
Property and equipment, net of accumulated depreciation of $15,409 and $32,076	63,287	100,480
NOTE RECEIVABLE, non-performing	-	399,863
INVESTMENT IN REAL PROPERTY TAX LIENS	22,688	13,422
DEPOSITS	2,933	2,933

Total Assets	$2,663,580	$2,463,390

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$22,783	$15,012
Accrued liabilities	87,998	75,633
Securities borrowed	60,959	-
Customer deposits	-	4,313
Total Current Liabilities	171,740	94,958

Total Liabilities	171,740	94,958

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none outstanding	-	-
Common stock, $0.001 par value; 50,000,000 shares authorized; shares outstanding 24,167,865 and 24,107,865	24,168	24,108
Additional paid-in capital	34,203,953	34,195,344
Accumulated deficit	(31,738,002)	(31,851,020)
Accumulated other comprehensive income	1,721	-
Total Stockholders' Equity	2,491,840	2,368,432

Total Liabilities and Stockholders' Equity	$2,663,580	$2,463,390

See accompanying notes to consolidated financial statements

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the years ended December 31,
	2014	2013
REVENUE	$794,461	$600,563
COST OF REVENUE	401,907	330,650
GROSS MARGIN	392,554	269,913
OPERATING EXPENSES
Selling, general and administrative expense, including non-cash compensation of $8,669 and $10,886	436,021	432,947
Research and development expense	43,896	160,357
Net Operating Expenses	479,917	593,304
OTHER INCOME
Investment Income	200,381	24,728

Net Income (Loss)	113,018	(298,663)

Other Comprehensive Income (Loss)
Unrealized holding gain (loss)	16,579	-
Reclassification to realized gain (included in net income)	(14,858)	-

Comprehensive Income (Loss)	$114,739	$(298,663)

Basic Income (Loss) Per Common Share	$0.00	$(0.01)
Diluted Income (Loss) Per Common Share	$0.00	$(0.01)

See accompanying notes to consolidated financial statements

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	Shares		Amount
	2014	2013	2014	2013
COMMON STOCK
Balance at Beginning of Year	24,107,865	24,057,865	$24,108	$24,058
Issuance to directors and employee for services	60,000	50,000	60	50
Balance at end of year	24,167,865	24,107,865	24,168	24,108

ADDITIONAL PAID-IN-CAPITAL
Balance at Beginning of Year			34,195,344	34,184,508
Issuance to directors for services			4,950	6,450
Issuance of shares and options to employees			3,659	4,386
Balance at end of year			34,203,953	34,195,344

ACCUMULATED DEFICIT
Balance at Beginning of Year			(31,851,020)	(31,552,357)
Net income/(Loss)			113,018	(298,663)
Balance at end of year			(31,738,002)	(31,851,020)

ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance at Beginning of Year			-	-
Unrealized loss on marketable securities			1,721	-
Balance at end of year			1,721	-
Total Stockholders' Equity at End of Year			$2,491,840	$2,368,432

See accompanying notes to consolidated financial statements

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$113,018	$(298,663)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	10,449	16,986
Accrued interest receivable	(500)	(2,000)
Gain on sale of marketable securities	(14,858)	-
Gain (loss) on sale of equipment	(850)	5,392
Loss on impairment of equipment	33,645	46,440
Unrealized loss on investment in certificate of deposit	-	2,266
Non-cash compensation expense	8,669	10,886
Changes in operating assets and liabilities:
Restricted cash	(61,350)	-
Accounts receivable	(10,538)	9,367
Inventory	(50,954)	(15,001)
Advance to hotels	(27,952)	-
Prepaid expenses	(97,816)	9,393
Accounts payable	7,771	(3,670)
Accrued liabilities	12,365	(1,778)
Borrowed shares	60,959	-
Customer deposits	(4,313)	-

Net Cash Used In Operating Activities	(22,255)	(220,382)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(6,901)	(3,463)
Purchase of investments in real property tax liens	(9,266)	-
Purchase of marketable securities	(25,000)	-
Proceeds from sale of equipment	850	-
Purchase of certificate of deposit	-	(25,000)
Advances made under notes receivable	(700,000)	(400,000)
Proceeds from collection of note receivable	400,000	-
Proceeds from sale of marketable securities	39,858	-
Proceeds from collections of real property tax liens	-	12,845
Return of deposit	-	250
Proceeds from collection of note receivable, non-performing	399,863	50,000

Net Cash Provided by (Used In) Investing Activities	99,404	(365,368)

Net Increase (Decrease) in Cash	77,149	(585,750)

Cash and cash equivalents at Beginning of Period	1,376,822	1,962,572

Cash and cash equivalents at End of Period	$1,453,971	$1,376,822

See accompanying notes to consolidated financial statements

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization, Nature of Operations and Principles of Consolidation – eRoomSystem Technologies, Inc. is a Nevada corporation.  eRoomSystem Technologies, Inc. and its subsidiaries, collectively referred to as the "Company," provide a complete line of amenity services for hotels.

The accompanying consolidated financial statements include the accounts of eRoomSystem Technologies, Inc. and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates in the Preparation of Financial Statements – The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Cash and Cash Equivalents – Cash and cash equivalents include highly liquid debt investments with original maturities of three months or less readily convertible to known amounts of cash. At December 31, 2014 and 2013, the Company held cash in excess of federally insured limits of $316,075 and $510,043, respectively.

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

Securities Borrowed – Securities borrowed are carried at the amounts of cash collateral received in connection with the transactions and accounted for as collateralized financing transactions. In connection with trading activities, we borrow securities to cover short sales. When we borrow securities, we generally provide cash to the lender as collateral, which is reflected in our Consolidated Balance Sheet as Restricted Cash. We earn interest revenues on this cash collateral.

Accounts Receivable – Accounts receivable are stated at the historical carrying amount, net of write-offs and allowances. The Company has established an overall allowance based upon historical experience of 7% and 15% at December 31, 2014 and 2013 respectively, of the outstanding balance in addition to any specific customer collection issues identified by the Company. Uncollectible accounts receivable are written off when a settlement is reached or when the Company has determined that the balance will not be collected.

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

Notes Receivable – The notes receivable are stated at the historical carrying amount and are evaluated for impairment. When projections indicate that the carrying value of the note is not recoverable, the carrying value will be reduced by the estimated excess of the carrying value over the projected discounted cash flows. No impairment was deemed necessary during 2014 or 2013. The carrying amount of the notes receivable approximates their fair value because of their short-term maturities. However, one of the notes was classified as long term for the year ended December 31, 2013 (see Note 3).

Investment in Real Property Tax Liens – The investments in real property tax liens are accounted for as investments in troubled debt and are carried at cost. Collection of interest, penalties and expense reimbursements is not certain and is recognized upon being realized. The Company has evaluated the collectability of the tax liens and believes the investments are realizable over time as the first position liens are secured by the related real property and the estimated fair value of the real property is in excess of the carrying value of the tax liens and the estimated cost to foreclose and sell the real property. Therefore no impairment was recognized on the tax liens at December 31, 2014 and 2013.

Property and Equipment – Property and equipment consist primarily of eRoomServ refreshment centers and are stated at cost, less accumulated depreciation. Major additions and improvements are capitalized, while repairs and maintenance costs are expensed when incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets as follows:

eRoomServ refreshment centers in service	5 - 7 years
Computer and office equipment	3 - 7 years
Vehicles and other	7 years

Depreciation expense was $10,449 and $16,986 for the years ended December 31, 2014 and 2013, respectively. On retirement, trade-in or disposition of property and equipment, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the statement of operations.

During the fourth quarter 2013, the Company determined that refreshment centers would no longer be sold to hotels, but would rather be used to replace existing refreshment centers used by the Company. As a result, the cost of refreshment centers in the amount of $92,880 was moved from inventory to property and equipment in fourth quarter 2013. In addition, the Company assessed the carrying value of these refreshment centers and determined, based on their projected future cash flows, that the refreshment centers were impaired. As a result, the carrying value of the refreshment centers was written down to their fair value, determined by their projected future cash flows, which resulted in the recognition of $46,440 of impairment expense during the year ended December 31, 2013. During the second quarter 2014, the Company determined the need to reduce the carrying value of refreshment centers installed in hotel rooms to its estimated value. As a result, the cost of refreshment centers in the amount of $70,348 was written down in the amount of $33,645.

Capitalized Software Costs – In accordance with FASB Accounting Standards Codification (ASC) 985, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, development costs incurred in the research and development of new software products to be sold, leased or otherwise marketed are expensed as incurred until technological feasibility in the form of a working model has been established. Internally generated software development costs were $43,896 for the year ended December 31, 2014 and were $48,168 for the year ended December 31, 2013. The Company has charged its software development costs to research and development expense in the accompanying consolidated statements of operations.

Valuation of Long-Lived Assets – The carrying values of long-lived assets, including notes receivable, are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying values may not be recoverable. When such an event occurs the Company projects the undiscounted cash flows to be generated from the use of the asset and its eventual disposition over the remaining life of the asset. If projections indicate that the carrying value of the asset will not be recovered, the carrying value of the asset is reduced by the estimated excess of the carrying value over the projected discounted cash flows estimated to be generated by the asset. During second quarter 2014, the Company determined the need to reduce the carrying value of refreshment centers installed in hotel rooms to its estimated value. As a result, the Company recognized an impairment loss of $33,645 during the year ended December 31, 2014. The Company reevaluated its long-lived assets at December 31, 2014 and found they represented current estimated market value. During the fourth quarter 2013, the carrying value of refreshment centers in property and equipment was impaired and the Company recognized an impairment loss of $46,440 during the year ended December 31, 2013.

Revenue Recognition – The Company generates revenues from the sale of products in refreshment centers, from maintenance services and the lease of equipment. In the fiscal year ended December 31, 2013 revenue from the sale of products was $525,385, and revenue from maintenance services and the lease of equipment was $75,178. Cost of maintenance services and the lease of equipment was immaterial in 2013. There was no revenue or cost of revenue in 2014 from maintenance services and the lease of equipment in 2014.

Revenue from the sale of refreshments from the refreshment centers is recognized upon removal of the item from the refreshment center by the hotel guest. Maintenance revenue is recognized as the services are performed. Lease revenue is recognized over the term of the lease

Stock-Based Compensation – The Company has one stock-based employee compensation plan, which is described more fully in Note 8. The Company utilizes the fair value recognition provisions of FASB ASC 718, Stock Compensation. Accordingly, the Company records expense, if applicable, for (i) the unvested portion of grants issued during 2014 and 2013 and (ii) new grant issuances, both of which will be expensed over the requisite service (i.e., vesting) periods.

Sales and Marketing – Sales and marketing expenses include the costs of advertising, promotions, seminars, and other programs. Advertising costs are expensed as incurred. Advertising expense was $11,908 and $0 in fiscal years 2014 and 2013, respectively.

Research and Development – Research and development costs are expensed as incurred.

Income Taxes – The Company recognizes an asset or liability for the deferred tax consequences of all temporary differences between the tax basis of assets or liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the assets or liabilities are recovered or settled. These deferred tax assets or liabilities are measured using the enacted tax rates that will be in effect when the differences are expected to reverse. Deferred tax assets are reviewed periodically for recoverability and valuation allowances are provided, as necessary.

Accounting for Uncertainty in Income Taxes – The Company analyzes its filing positions in all jurisdictions where it is required to file income tax returns for the open tax years in such jurisdictions. The Company provides a liability for the potential tax, penalty and interest on uncertain tax positions that are not likely to be sustained upon audit.

Net Loss per Common Share – Basic income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding. Diluted income (loss) per common share is computed by dividing net income (loss), by the weighted-average number of common shares and dilutive potential common share equivalents outstanding. When dilutive, the incremental potential common shares issuable upon exercise of stock options are determined by the treasury stock method.

The following table is a reconciliation of the numerators and denominators used in the calculation of basic and diluted loss per common share:

	For the years ended December 31,
	2014	2013
Net income (loss)	$113,018	$(298,663)
Basic weighted-average common shares outstanding	24,139,098	24,082,660
Effect of dilutive securities
Stock options and warrants	34,154	-
Diluted weighted-average common shares outstanding	24,173,252	24,082,660
Basic income (loss) per share	$0.00	$(0.01)
Diluted income (loss) per share	$0.00	$(0.01)

As of December 31, 2014 and 2013, there were potential common stock equivalents from options and warrants of 92,500 and 342,500 respectively that were not included in the computation of diluted loss per common share because their effect would have been anti-dilutive.

Recent Accounting Pronouncements
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. Upon the effective date, the ASU replaces almost all existing revenue recognition guidance, including industry specific guidance, in United States Generally Accepted Accounting Principles. This standard is effective for fiscal years and interim reporting periods beginning after December 15, 2016. Early application is not permitted. The Standard permits the use of either the retrospective or modified retrospective (cumulative effect) transition method. The Company is currently assessing the impact that the adoption of this standard will have on its consolidated financial statements and related disclosures upon implementation in the first quarter of fiscal year 2018.

Subsequent Events – The Company evaluates events subsequent to its balance sheet date for disclosure through the date the financial statements are issued.

NOTE 2 – INVESTMENTS

Investment in Equity Securities Available for Sale – The Company was issued 50,000 shares of stock in Blackbird Corporation in July 2008. On June 7, 2010, Blackbird entered into a share exchange with RPID later renamed Spot Mobile International Ltd (“Spot Mobile”). The 50,000 shares of common stock of Blackbird were exchanged for 1,700,000 restricted shares of common stock of Spot Mobile. The Spot Mobile shares were reverse split in October 2010 to 56,667 shares. The Company reduced the carrying value of the investment in Spot Mobile to zero by recording a $1,700 unrealized loss during the year ended December 31, 2012, which is included in other comprehensive loss. In 2013, the Company recognized the loss as a realized loss in its operations.

Investments in equity securities as of December 31, 2013 are summarized below:

Equity Securities	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Spot Mobile	$-	$-	$-	$-

On the date of issuance, the fair value of BlackBird’s common stock was not determinable and the shares were valued at zero.

Investment in Available for Sale Debt Securities

Debt Securities	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Corporate Debt Securities	$22,734	$1,721	$-	$24,455

The corporate debt securities mature on August 31, 2018 and May 29, 2020.

Investment in Real Property Tax Liens – At December 31, 2014, the Company held $22,688 of real property tax liens from various municipalities in New Jersey. During the year ended December 31, 2014, the Company purchased $9,266 of additional tax lien products. During the year ended December 31, 2013, the Company did not purchase any additional tax lien products and collected $12,845 in tax lien settlements. The New Jersey municipal tax liens are receivable from the real property owners and are secured by a first priority lien on the related real property. Upon foreclosure, the Company would obtain ownership of the real property. The tax lien receivables accrue interest up to 18% per annum, accrue penalties at 2% to 6% and are also increased by the amount of any collection expenses incurred. The investment in the real property tax liens are accounted for as an investment in troubled debts and are carried at cost. Collection of interest, penalties and expense reimbursements is not certain and is recognized upon being realized.

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

The concession granted to BlackBird on November 3, 2011 constituted a troubled debt restructuring under current accounting guidance. As a result, the note was classified as a long-term asset. Interest income under the terms of the Secured Note was no longer being recognized until the carrying value had been recovered, and payments received were recognized as a reduction of the carrying value of the note. During second quarter 2014, the Secured Note was paid in full and interest income of $124,451 was recognized. The carrying value of the note receivable was $399,863 at December 31, 2013.

Notes Receivable
In 2013 and 2014, the Company loaned $1,100,000 in amounts ranging from $150,000 to $450,000 to various parties for a one year term with mortgage notes ranging in interest from 5% - 12%. Interest is due and payable monthly. The entire principal amounts are due and payable on the maturity date. The mortgages are collateralized by either commercial or residential property. Proceeds collected on these notes in 2014 totaled $400,000. The carrying amounts of loans outstanding on December 31, 2013 and 2014 were $402,000 and $702,500 including interest accrued. The carrying amount of the note receivable approximates its fair value based on its short-term maturity. There was no loan loss allowance at December 31, 2014 due to the repayment in full of a loan in fourth quarter.

Accrued interest on notes receivable was $2,500 and $2,000 at December 31, 2014 and 2013 respectively, and was included in notes receivable in the accompanying consolidated balance sheets.

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

The Company uses fair value to measure certain assets and liabilities on a recurring basis when fair value is the primary measure for accounting. Fair value is also used on a nonrecurring basis to measure certain assets when applying lower of cost or market accounting or when adjusting carrying values. Fair value is also used when evaluating impairment on certain assets, including notes receivable and long-lived assets. The following table sets forth the estimated fair values of the Company’s financial assets, all of which were determined to be Level 3 fair values, as of December 31, 2014 and 2013:

Fair Value of Financial Instruments
Quoted Prices
in
Active
		Markets		Significant
		for Identical	Significant	Unobservable
		Assets	Observable Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
December 31, 2014

Assets:
Debt securities available for sale	$24,455	$-	$24,455	$-

December 31,
Assets:	2013
Certificate of deposit	$22,734
Equity securities available for sale	-
Real property tax liens	13,422
Notes receivable	402,000
Accounts receivable	57,233
Notes receivable, non-performing	414,000
Total	$909,389

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

Operating Leases as Lessee - The Company leases office space in Lakewood, NJ for monthly rent payments of $1,600 through February 2015. Future lease payments through December 31, 2015 are $3,200. The lease renews on March 1, 2015 for a one year period through February 2016. Future lease payments through December 31, 2015 are $17,500 and $3,500 in 2016. The Company is renting warehouse space in Salt Lake City, Utah, and Lakewood, NJ on a month to month basis. The leases provide for monthly rent payments totaling approximately $750.

Rent expense for the years ended December 31, 2014 and 2013 was $32,415 and $29,083, respectively.

NOTE 6 – INCOME TAXES

The Company files income tax returns in the U.S. federal jurisdiction, and various state jurisdictions. As of December 31, 2014, the Company had no unrecognized tax benefits that, if recognized, would affect the Company’s effective income tax rate over the next 12 months. The Company currently believes that all significant filing positions are highly certain and that all of its significant income tax filing positions and deductions would be sustained upon audit. Therefore, the Company has no reserves for uncertain tax positions and no adjustments to such reserves were required by generally accepted accounting principles. The Company’s tax returns are subject to U.S. federal or state and local examinations by tax authorities for the years ended December 31, 2011 through 2014. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in selling, general and administrative expenses. During the years ended December 31, 2014 and 2013, the Company did not incur any tax related interest and penalties.

The significant components of the Company's deferred income tax assets as of December 31, 2014 and 2013 are as follows:

For the years ending December 31,	2014	2013
Deferred Income Tax Assets:
Net operating loss carryforwards	$7,016,411	$7,026,743
Reserves and accrued liabilities	34,745	17,699
Other assets	(9,187)	3,925
Total Deferred Income Tax Assets	$7,041,969	$7,048,367
Valuation allowance	(7,041,969)	(7,048,367)
Deferred Income Tax Liability - Depreciation and Amortization	-	-
Net Deferred Income Tax Asset	$-	$-

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

No income tax provision or benefit was recognized from operations or from other comprehensive income (loss) during the years ended December 31, 2014 or 2013. The Company has paid no federal or state income taxes in 2014 and 2013:

The following is a reconciliation of the provision for income taxes from operations computed using the federal statutory rate to the provision for income taxes:

For the years ending December 31,	2014	2013
Tax at statutory rate (34%)	$38,426	$(101,545)
Other non-deductible expenses and adjustments	(15,841)	18,286
Change in valuation allowance	(24,043)	87,112
State tax, net of federal tax benefit	1,458	(3,853)
Provision for Income Taxes	$-	$-

The following summarizes the tax net operating loss carryforwards and their respective expiration dates as of December 31, 2014:

Years ending December 31,
2018	3,517,208
2019	3,032,912
2020	5,087,650
2021	2,704,379
2022	3,601,005
2023	1,169,588
2029	54,850
2031	83,846
2032	335,200
2033	295,512
Total net operating loss carryforwards	$19,882,150

NOTE 7 – STOCKHOLDERS' EQUITY

During the year ended December 31, 2014, the Company issued 50,000 shares of common stock valued at $5,000 ($0.10 per share based on market value on the date issued) to its Board of Directors for services rendered. During the year ended December 31, 2014, the Company issued 10,000 shares of common stock valued at $600 ($0.06 per share based on market value on the date issued) to an employee for services rendered.

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

During the year ended December 31, 2014, the Company granted options to purchase 75,000 shares of common stock to employees for extraordinary services rendered. These options, which vested immediately, have an exercise price of $0.05 per share and are exercisable through March 24, 2019. These options were valued at $3,069 using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 1.76%, dividend yield of 0.0%, volatility 117% and expected life of 5 years. The pricing model utilized the full life of the options as the Company generally has a low turnover rate of its employees.

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

Compensation expense relating to stock options of $3,069 and $4,386 was recognized during the years ended December 31, 2014 and 2013, respectively. There was no unrecognized compensation related to stock options at December 31, 2014.

During the years ended December 31, 2014 and 2013, options to purchase 175,000 and 225,000 shares of common stock expired, respectively. During the years ended December 31, 2014 and 2013 no options were forfeited.

A summary of stock option and warrant activity for the years ended December 31, 2014 and 2013 is as follows:

	Options and Warrants	Exercise Price Range			Weighted - Average Exercise Price	Weighted-Average Life	Aggregate Intrinsic Value
Balance, December 31, 2012	492,500	0.10	-	0.26	0.21
Granted	75,000	0.06	-	0.08	0.07
Expired	(225,000)	0.26	-	0.26	0.26
Balance, December 31, 2013	342,500	$0.10	-	$0.22	$0.14	5	$2,000
Granted	75,000	0.05	-	0.05	0.05
Expired	(175,000)	0.12	-	0.26	0.19
Balance, December 31, 2014	242,500	0.05	-	0.22	0.09	5.5	$4,250
Exercisable, December 31, 2014	242,500	$0.05	-	$0.22	$0.09	5.5	$4,250
Weighted-average fair value of options granted during the year ended December 31, 2013					$0.06
Weighted-average fair value of options granted during the year ended December 31, 2014					$0.04

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

At December 31, 2014, the Company had accounts receivable from two customers accounting for 56% of total accounts receivable.

During the year ended December 31, 2014, revenues from two customers accounted for 62% of total revenues.

During the year ended December 31, 2013, revenues from one customer accounted for 40% of total revenues.

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company has had no disagreements with its independent accountants with respect to accounting practices or procedures or financial disclosure.

ITEM 9A.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2014. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, because of the material weaknesses in our internal control over financial reporting due to lack of segregation of duties and errors in financial statement presentation and disclosure discussed below, the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that the Company’s disclosure and controls are designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Notwithstanding the material weaknesses discussed below, our principal executive officer and principal financial officer have concluded that the consolidated financial statements included in this Form 10-K present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

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

Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2014 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Based on management’s assessment, including consideration of the control deficiencies discussed below, management has concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2014 due to the fact that there was a material weakness in its internal control over financial reporting. Specifically, through the investigation discussed above, management identified a lack of segregation of duties as well as errors in financial statement presentation and disclosure.

Lack of Segregation of Duties

Management is aware that there is a lack of segregation of duties at the Company due to the small number of employees dealing with general administrative and financial matters. However, management has decided that at this time considering the abilities of the employees involved and the control procedures in place, the risks associated with such lack of segregation are low and the potential benefits of adding employees to segregate duties do not justify the substantial expenses associated with such increases. Management will periodically reevaluate this situation.

Previous Errors in Financial Statement Presentation and Disclosure

There were two errors in financial statement presentation and disclosure for the fiscal year ended December 31, 2013. There was a comment from our independent auditors that resulted in a material quantity adjustment which related to an overstatement in the amount of $7,846 of the allowance for doubtful accounts. This error related the inaccurate projection for doubtful accounts. The second comment from our independent auditors resulted in a quality adjustment related to correctly classify a loss in the amount $2,266 as unrealized and an item of comprehensive loss on the consolidated statement of operations and comprehensive income (loss).

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

Directors and Executive Officers

Name	Age	Position

David A. Gestetner	42	President, Chief Executive Officer, Secretary and Chairman of the Board
James C. Savas	54	Director
Lawrence K. Wein	72	Director

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

To our knowledge, based solely on review of the copies of such reports furnished to us and written representations, we believe that during the fiscal year ended December 31, 2014 all applicable filing requirements were complied with by our executive officers and directors.

Code of Ethics

Because of our relatively small size we do not currently have a Code of Ethics applicable to our principal executive, financial and accounting officers

ITEM 11.    EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth summary information concerning the total remuneration paid or accrued by us, to or on behalf of our chief executive officer during the fiscal years ended December 31, 2014 and 2013 (“named executive officer”). No other executive officer earned in excess of $100,000 during the fiscal year ended December 31, 2014

SUMMARY COMPENSATION TABLE
Name	Year	Salary	Bonus	Stock	Option	Non-Equity	Nonqualified	All Other	Total ($)
and	(b)	($)	($)	Awards	Awards	Incentive	Deferred	Compensation	(j)
principal		(c)	(d)	($)	($)	Plan	Compensation	($)
position				(e)	(f)	Compensation	Earnings	(i)
(a)						($)	($)
						(g)	(h)
David A. Gestetner,	2014	$150,000	$40,000	$-	$-	$-	$-	$-	$190,000
President, Chief Executive Officer, Secretary and Chairman	2013	$150,000	$35,000	$-	$-	$-	$-	$-	$185,000

On March 27, 2014, the Company entered into a two-year employment agreement with David A. Gestetner to serve as President and Chief Executive Officer for an initial two-year term. The term of such agreement will automatically be extended for successive two-year terms unless terminated at least 30 days prior to the end of the then current term.  Under the agreement, Mr. Gestetner is entitled to an annual base salary of $150,000, a performance-based bonus at the end of the fiscal year at the discretion of the compensation committee, health, dental and term life insurance and a monthly car allowance. In addition, if Mr. Gestetner is terminated by the Company without cause, he is entitled to severance in the amount of two years of his base salary and the continuation of health, dental and car allowance benefits for such two-year period.

Outstanding Equity Awards at Fiscal-Year End

There were no equity awards outstanding granted to or held by our named executive officer as of December 31, 2014.

Director Compensation

The following table sets forth the equity awards made to members of our board of directors during the fiscal year ended December 31, 2014:

DIRECTOR COMPENSATION
Name	Fees	Stock		Option	Non-Equity	Change in	All	Total
(a)	Earned or	Awards		Awards	Incentive	Pension	Other	($)
	Paid in	($)		($)	Plan	Value and	Compensation	(h)
	Cash	(c)		(d)	Compensation	Nonqualified	($)
	($)				($)	Deferred	(g)
	(b)				(e)	Compensation
						Earnings
						($)
						(f)
David Gestetner	-	-	2	-	-	-	-	-
James C. Savas	-	2,500	1	-	-	-	-	2,500
Lawrence K. Wein	-	2,500	1	-	-	-	-	2,500

(1)	Reflects the issuance of 25,000 shares of restricted common stock issued to each of Mr. Wein and Savas on June 11, 2014 for serving as directors of the Company.

(2)	As CEO and President of the Company, David Gestetner does not receive director’s compensation.

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

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table lists, as of March 18, 2015, the number of shares of our common stock that are beneficially owned by (i) each person or entity known to us to be the beneficial owner of more than 5% of our common stock; (ii) each executive officer and director of our company; and (iii) all executive officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The beneficial ownership is calculated based on 24,167,865 shares of common stock outstanding as of March 18, 2015.

Unless otherwise indicated, the address of each person or entity listed is c/o eRoomSystem Technologies, Inc., 150 Airport Road, Suite 1200, Lakewood, NJ 08701.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Ash Capital, LLC3	3,685,449		15.2%
David A. Gestetner	6,262,338	1	25.9%
James C. Savas	3,953,001	2	16.3%
David Harkness	3,704,680	2	15.3%
Lawrence K. Wein	230,000		1.0%
Executive Officers and Directors, as a group (3 individuals)	10,445,339		43.2%

(1) Includes (i) 4,953,644 shares held by Gestetner Group, LLC, a New Jersey limited liability company, of which Mr. Gestetner is the sole member, (ii) 5,000 shares held by Mr. Gestetner’s spouse and (iii) 200,000 shares held by a private operating foundation as to which Mr. Gestetner as an officer has sole voting and dispositive power.

(2) Includes (i) currently exercisable options to purchase 25,000 shares, (ii) 19,231 shares held by Providence Management, LLC (“Providence”) of which Mr. Savas and David Harkness are co-managers and 50% owners and share voting and dispositive power and (iii) 3,685,449 shares held by Ash Capital, LLC (“Ash”), over which Providence has voting and dispositive power.

(3) Messrs Savas and Harkness share voting and dispositive power over the shares held by Ash Capital, LLC.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Stock Issuance to Directors

25,000 shares of restricted common stock were issued to each of Mr. Wein and Savas on June 11, 2014 for serving as directors of the Company.

Director Independence

Our director, Mr. Lawrence K. Wein, qualifies as an independent director under Rule 10A-3 of the Securities Exchange Act of 1934 and as defined in NASDAQ Rule 4200(a)(15). Mr. Savas is the beneficial owner of more than 10% of our outstanding common stock and Mr. Gestetner is an employee and executive officer of our company. Aside from his beneficial ownership of more than 10% of our outstanding common stock, Mr. Savas is independent under Rule 10A-3 of the Securities Exchange Act of 1934 and as defined in NASDAQ Rule 4200(a)(15). The member of our audit committee is Mr. Savas. Mr. Savas is not independent as defined in NASDAQ Rules because he is the beneficial owner of more than 10% of our outstanding common stock. However, in the opinion of our Board of Directors, Mr. Savas' beneficial stock ownership would not interfere with his exercise of independent judgment as an audit committee member.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

Eide Bailly, LLP (“Eide Bailly”), served as our independent registered public accounting firm for the fiscal years ended December 31, 2013. On February 9, 2015, Eide Bailly resigned as the Company’s independent registered public accounting firm. Concurrent with the resignation of Eide Bailly, the Company, through and with the approval of its Audit Committee, engaged John Scrudato, CPA as its independent registered public accounting firm.

Our board is responsible for pre-approving all audit and permissible non-audit services provided by our auditors. Our board of directors has concluded that the non-audit services provided by Eide Bailly and John Scrudato, CPA are compatible with maintaining auditor independence.

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

For the fiscal years ended December 31, 2014 and 2013, the fees for services provided by our independent registered public accounting firm were as follows:

	2014	2013
Audit fees (1)	$19,000	$18,000
Audit-related fees (2)	-
Tax fees (3)	-	-
All other fees	-	-
	$19,000	$18,000

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

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit
Number	Document Name
1.01	Form of Underwriting Agreement relating to the registrant's initial public offering that closed on August 9, 2000	Incorporated by reference to Pre-effective Amendment No. 2 of Form SB-2 filed on July 14, 2000

2.01	Agreement and Plan of Reorganization by and between RoomSystems International Corporation and RoomSystems, Inc. dated December 31, 1999	Incorporated by reference to Form SB-2 filed on April 14, 2000

2.02	Transfer Pricing Agreement by and between RoomSystems International Corporation and RoomSystems, Inc. dated December 31, 1999	Incorporated by reference to Form SB-2 filed on April 14, 2000

3.01	Amendment and Restatement of Articles of Incorporation	Incorporated by reference to Form SB-2 filed on April 14, 2000

3.02	Certificate of Correction dated May 30, 2000	Incorporated by reference to Pre-effective Amendment No. 1 of Form SB-2 filed on July 14, 2000

3.03	Amended and Restated Certificate of Designation, Preferences, Rights and Limitation of Series A convertible preferred stock	Incorporated by reference to Form SB-2 filed on June 9, 2000

3.04	Amended and Restated Certificate of Designation, Preferences, Rights and Limitation of Series B convertible preferred stock	Incorporated by reference to Form SB-2 filed on April 14, 2000

3.05	Certificate of Designation, Preferences, Rights and Limitation of Series C convertible preferred stock	Incorporated by reference to Form SB-2 filed on April 14, 2000

3.06	Amended and Restated Bylaws	Incorporated by reference to Form SB-2 filed on June 9, 2000

3.07	Second Amendment and Restatement of Articles of Incorporation	Incorporated by reference to Pre-effective Amendment No. 2 of Form SB-2 filed on July 14, 2000

3.08	Second Amended and Restated Bylaws	Incorporated by reference to Pre-effective Amendment No. 2 of Form SB-2 filed on July 14, 2000

4.01	Form of Common Stock Certificate	Incorporated by reference to Form SB-2 filed on April 14, 2000

10.01	Amended and Restated 2000 Stock Option and Incentive Plan	Incorporated by reference to Form SB-2 filed on June 9, 2000

10.13	Loan and Security Agreement by and between RoomSystem Technologies, Inc. and Ash Capital, LLC dated February 15, 2000	Incorporated by reference to Form SB-2 filed on April 14, 2000

10.13A	Exhibits to Loan and Security Agreement by and between RoomSystem Technologies, Inc. and Ash Capital, LLC dated February 15, 2000	Incorporated by reference to Form SB-2 filed on June 9, 2000

10.15	Form of Hotel Revenue-Sharing Lease Agreement	Incorporated by reference to Form SB-2 filed on June 9, 2000

10.16	Form of Noncompetition and Nondisclosure Agreement (Sales)	Incorporated by reference to Form SB-2 filed on April 14, 2000

10.17	Form of Consulting Agreement	Incorporated by reference to Form SB-2 filed on April 14, 2000

10.18	Form of Sales Representation Agreement	Incorporated by reference to Form SB-2 filed on April 14, 2000
10.22	Form of Installation, Co-Maintenance and Software Licensing and Upgrade Agreement	Incorporated by reference to Form SB-2 filed on June 9, 2000

10.30	Shareholders' Agreement and Proxy by and among Ash Capital, LLC, RoomSystems, Inc. and certain stockholders of RoomSystems, Inc. dated August 17, 1999	Incorporated by reference to Form SB-2 filed on April 14, 2000

10.38	Stock Purchase Agreement by and between eRoomSystem Technologies, Inc. and Ash Capital, LLC dated November 8, 2002	Incorporated by reference to Form 10-QSB filed on November 14, 2002

10.39	Secured Convertible Promissory Note issued in favor of Ash Capital, LLC dated November 8, 2002.	Incorporated by reference to Form 10-QSB filed on November 14, 2002

10.44	Warrant to Purchase Shares of Common Stock issued in favor of Ash Capital, LLC dated October 1, 2003	Incorporated by reference to Form 10-KSB filed on March 30, 2004

10.46	Investors Rights Agreement between eRoomSystem Technologies, Inc., Ash Capital, LLC, and certain security holders dated October 1, 2003	Incorporated by reference to Form 10-KSB filed on March 30, 2004

10.80	Employment Agreement of David Gestetner dated as of March 27, 2014	Incorporated by reference to Form 10-K filed on April 3, 2014

10.81	Purchase and Sale Agreement by and between CardinalPointe Capital and eRoomSystem Technologies, Inc. dated June 16, 2009	Incorporated by reference to Form 8-K filed on June 17, 2009

21	List of Subsidiaries	Filed herewith

31	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certification Pursuant to 18 U.S.C. Section 1350 as adopted by Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

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

eRoomSystem Technologies, Inc.

By:	/s/ David A. Gestetner
Name:	David A. Gestetner
Title:	President, Chief Executive Officer, Secretary and Chairman of the Board (Principal Executive, Financial and Accounting Officer)

Date:	March 18, 2015

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David A. Gestetner	President, Chief Executive Officer,	March 18, 2015
David A. Gestetner	Secretary and Chairman of the Board (Principal Executive, Financial and Accounting Officer)

/s/ James C. Savas	Director	March 18, 2015
James C. Savas

/s/ Lawrence K. Wein	Director	March 18, 2015
Lawrence K. Wein