Form 10-Q
period 2015-03-31
EROOMSYSTEM TECHNOLOGIES INC
filed 2015-05-11
CIK 1110361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

The number of shares of the issuer’s common stock issued and outstanding as of May 11, 2015 was 24,167,865 shares.

EROOMSYSTEM TECHNOLOGIES, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
	2015	2014
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,082,472	$1,453,971
Restricted cash	-	61,350
Investment in available for sale securities	24,933	24,455
Notes receivable	1,090,512	702,500
Accounts receivable, net of allowance for doubtful accounts of $7,489 and $5,101	99,503	67,771
Inventory	115,245	79,191
Advance to hotels	77,977	74,370
Prepaid expenses	8,347	111,064
Total Current Assets	2,498,989	2,574,672
PROPERTY AND EQUIPMENT
Property and equipment, net of accumulated depreciation of $17,675 and $15,409	60,760	63,287
NOTE RECEIVABLE, non-performing	-	-
INVESTMENT IN REAL PROPERTY TAX LIENS	22,688	22,688
DEPOSITS	2,933	2,933
Total Assets	$2,585,370	$2,663,580

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$27,956	$22,783
Accrued liabilities	54,039	87,998
Securities borrowed	-	60,959
Total Current Liabilities	81,995	171,740
Total Liabilities	81,995	171,740
STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none outstanding	-	-
Common stock, $0.001 par value; 50,000,000 shares authorized; shares outstanding 24,167,865 and 24,167,865	24,168	24,168
Additional paid-in capital	34,203,953	34,203,953
Accumulated deficit	(31,726,945)	(31,738,002)
Accumulated other comprehensive income	2,199	1,721
Total Stockholders' Equity	2,503,375	2,491,840

Total Liabilities and Stockholders' Equity	$2,585,370	$2,663,580

See accompanying notes to condensed consolidated financial statements.

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

	For the three months ended March 31,
	2015	2014
REVENUE	$199,794	$182,559
COST OF REVENUE	110,692	102,312
GROSS MARGIN	89,102	80,247
OPERATING EXPENSES
Selling, general and administrative expense, including non-cash compensation of $0 and $3,069	93,789	79,687
Research and development expense	12,503	12,365
Net Operating Expenses	106,292	92,052
OTHER INCOME
Investment Income	28,247	14,336
Net Income	11,057	2,531
Other Comprehensive Income
Unrealized holding gain	478	227
Comprehensive Income	$11,535	$2,758
Basic Income Per Common Share	$0.00	$0.00
Diluted Income Per Common Share	$0.00	$0.00

See accompanying notes to condensed consolidated financial statements.

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the three months ended March 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$11,057	$2,531
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,266	3,774
Accrued interest receivable	(5,095)	(2,000)
Gain on sale of marketable securities	(8,358)	-
Loss on writedown of equipment	261	-
Non-cash compensation expense	-	3,069
Changes in operating assets and liabilities:
Restricted cash	61,350	-
Accounts receivable	(31,732)	(28,978)
Inventory	(36,054)	(9,419)
Advance to hotels	(3,607)	(14,156)
Prepaid expenses	2,717	3,039
Accounts payable	5,173	17,589
Accrued liabilities	(33,959)	(32,950)
Borrowed shares	(60,959)	-
Customer deposits	-	(4,313)
Net Cash Used In Operating Activities	(96,940)	(61,814)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	(4,127)
Advances made under notes receivable	(390,000)	-
Proceeds from collection of note receivable	7,083	-
Purchase of marketable securities	(91,546)	-
Proceeds from sale of marketable securities	199,904	-
Proceeds from collection of note receivable, non-performing	-	27,603
Net Cash Provided by (Used In) Investing Activities	(274,559)	23,476

Net Decrease in Cash	(371,499)	(38,338)

Cash and cash equivalents at Beginning of Period	1,453,971	1,376,822

Cash and cash equivalents at End of Period	$1,082,472	$1,338,484

See accompanying notes to condensed consolidated financial statements.

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Condensed Financial Statements - The accompanying unaudited condensed consolidated financial statements include the accounts of eRoomSystem Technologies, Inc. and its wholly-owned subsidiaries (the "Company"). Intercompany accounts and transactions have been eliminated in consolidation. These financial statements are condensed and, therefore, do not include all disclosures normally required by generally accepted accounting principles. These statements should be read in conjunction with the Company's annual financial statements for the fiscal year ended December 31, 2014 included in the Company's Annual Report on Form 10-K. In particular, the Company's organization, nature of operations and significant accounting principles were presented in Note 1 to the consolidated financial statements in that annual report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying unaudited condensed consolidated financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying unaudited condensed consolidated financial statements for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2015.

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

Investment in Real Property Tax Liens – The investments in the real property tax liens are accounted for as an investment in troubled debts and are carried at cost. Collection of interest, penalties and expense reimbursements is not certain and is recognized upon being realized. The Company has evaluated the collectability of the tax liens and believes the investments are realizable over time as the first position liens are secured by the related real property and the estimated fair value of the real property is in excess of the carrying value of the tax liens and the estimated cost to foreclose and sell the real property. Therefore no impairment was recognized on the tax liens at March 31, 2015 and December 31, 2014.

Property and Equipment: Property and equipment consist primarily of eRoomServ refreshment centers and are stated at cost, less accumulated depreciation. Major additions and improvements are capitalized, while repairs and maintenance costs are expensed when incurred.

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Net Earnings per Common Share - Basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per common share is computed by dividing net income, by the weighted-average number of common shares and dilutive potential common share equivalents outstanding. When dilutive, the incremental potential common shares issuable upon exercise of stock options are determined by the treasury stock method.

The following table is a reconciliation of the numerators and denominators used in the calculation of basic and diluted loss per share for the three months ended March 31, 2015 and 2014:

	For the three months ended March 31,
	2015	2014
Net income	$11,057	$2,531
Basic weighted-average common shares outstanding	24,167,865	24,107,865
Effect of dilutive securities
Stock options and warrants	34,375	5,238
Diluted weighted-average common shares outstanding	24,202,240	24,113,103
Basic income per share	$0.00	$0.00
Diluted income per share	$0.00	$0.00

During the three months ended March 31, 2015 and 2014, there were 142,500 and 292,500, respectively, of potential common stock equivalents from options were not included in the computation of diluted loss per share because their effect would have been anti-dilutive.

NOTE 2 – INVESTMENTS

Investment in Real Property Tax Liens – At March 31, 2015, the Company held $22,688 of real property tax liens, carried at lower of cost or estimated net realizable value, from various municipalities in New Jersey. The New Jersey municipal tax liens are receivable from the real property owners and are secured by a first priority lien on the related real property. Upon foreclosure, the Company would obtain ownership of the real property. The tax lien receivables accrue interest up to 18% per annum, accrue penalties at 2% to 6% and are also increased by the amount of any collection expenses incurred. The investment in the real property tax liens are accounted for as an investment in troubled debts and are carried at cost. Collection of interest, penalties and expense reimbursements is not certain and is recognized upon being realized.

Investment in Available for Sale Debt Securities

Debt Securities	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Corporate Debt Securities	$22,734	$2,199	$-	$24,933

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

Notes Receivable
In 2015 and 2014, the Company loaned $1,090,000 in amounts ranging from $250,000 to $450,000 to various parties for a one year term with mortgage notes ranging in interest from 5% - 12%. Interest is due and payable monthly. The entire principal amounts are due and payable on the maturity date. The mortgages are collateralized by either commercial or residential property. Proceeds collected on these notes in 2015 and 2014 totaled $7,083 and $400,000, respectively. The carrying amounts of loans outstanding on March 31, 2015 and December 31, 2014 were $1,090,512 and $702,500 including interest accrued. The carrying amount of the note receivable approximates its fair value based on its short-term maturity.

Accrued interest on notes receivable was $7,595 and $2,500 at March 31, 2015 and December 31, 2014 respectively, and was included in notes receivable in the accompanying consolidated balance sheets.

NOTE 4 – STOCKHOLDERS’ EQUITY

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

Stock-based compensation expense relating to stock options of $0 and $3,069 was recognized during the three months ended March 31, 2015 and 2014, respectively. There was no unrecognized compensation related to stock options at March 31, 2015. A summary of stock option and warrant activity for the three months ended March 31, 2015 is as follows:

	Options and Warrants	Exercise Price Range			Weighted - Average Exercise Price	Weighted-Average Life	Aggregate Intrinsic Value
Balance, December 31, 2014	242,500	$0.05	-	$0.22	$0.09	5.5	$4,250
Balance, March 31, 2015	242,500	0.05	-	0.22	0.09	5.5	$2,750
Exercisable, March 31, 2015	242,500	$0.05	-	$0.22	$0.09	5.5	$2,750

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

All of the options and warrants were exercisable at March 31, 2015. At March 31, 2015 the intrinsic value for the options and warrants outstanding was $2,750.

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

The Company uses fair value to measure certain assets and liabilities on a recurring basis when fair value is the primary measure for accounting. Fair value is also used on a nonrecurring basis to measure certain assets when applying lower of cost or market accounting or when adjusting carrying values. Fair value is also used when evaluating impairment on certain assets, including notes receivable and long-lived assets. The following table sets forth the estimated fair values of the Company’s financial instruments that are measured at fair value on a reoccurring basis as of March 31, 2014 and December 31, 2014:

Fair Value of Financial Instruments

		Quoted Prices
		in
		Active
		Markets		Significant
		for Identical	Significant	Unobservable
		Assets	Observable Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
March 31, 2015

Assets:
Debt securities available for sale	$24,933	$-	$24,933	$-

December 31, 2014

Assets:
Debt securities available for sale	$24,455	$-	$24,455	$-

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

At March 31, 2015, the Company had accounts receivable from two customers which accounted for 20% of total accounts receivable and from a second customer which accounted for 39% of total accounts receivable.

During the three months ended March 31, 2015, revenues from one customer accounted for 35% of total revenues and 28% from a second customer.

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

Research and development expenses consist of payroll and related costs for hardware and software engineers, quality assurance specialists, management personnel, and the costs of materials used by our consultants in research and development for new products. Research and development expenses in the three months ended March 31, 2015 and 2014 were $12,503 and $12,365, respectively.

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

Comparison of Three Months Ended March 31, 2015 and 2014

Revenue

Revenue from product sales and maintenance was $199,794 for the three months ended March 31, 2015, compared to $182,559 for the three months ended March 31, 2014, representing an increase of $17,235, or 9%. The increase in revenues related to improved sales in 2015.

Cost of Revenue

Our cost of product sales and maintenance revenue for the three months ended March 31, 2015 was $110,692, compared to $102,312 for the three months ended March 31, 2014, an increase of $8,380, or 8%. The increase in cost of revenue related to the increase in sales. The gross margin percentage on revenue from product sales revenue was 45% in 2015 as compared to 44% in 2014.

The changes and percent changes with respect to our revenues and our cost of revenue for the three months ended March 31, 2015 and 2014 are summarized as follows:

	2015	2014	Change	Percent Change

REVENUE	$199,794	$182,559	$17,235	9%

COST OF REVENUE	$110,692	$102,312	$8,380	8%

Although the preceding table summarizes the net changes and percent changes with respect to our revenues and our cost of revenue for the three months ended March 31, 2015 and 2014, the trends contained therein are limited and should not be viewed as a definitive indication of our future results.

Operating Expenses

Selling, General and Administrative — Selling, general and administrative expenses, including non-cash compensation expense, were $93,789 for the three months ended March 31, 2015, compared to $79,687 for the three months ended March 31, 2014, representing an increase of $14,102, or 18% due to a combination of a lot  of small items.

Research and Development—Research and development expenses were $12,503 for the three months ended March 31, 2015, compared to $12,365 for the three months ended March 31, 2014 representing an increase of $138 or 1%.

Investment Income

Our investment income was $28,247 for the three months ended March 31, 2015, compared to $14,336 for the three months ended March 31, 2014, representing an increase of $13,911, or 97%. The increase in investment income related sales of available-for-sale securities.

Net Income

We realized a net income of $11,075 for the three months ended March 31, 2015, compared to a net income of $2,531 for the three months ended March 31, 2014. The $8,526 change during the three months ended March 31, 2015 related primarily to the increase in sales and the related gross margin during the three months ended March 31, 2015, as discussed above.

Liquidity and Capital Resources

Our accumulated deficit decreased from $31,738,002 at December 31, 2014 to $31,726,945 at March 31, 2015. The $11,057 decrease in accumulated deficit resulted directly from the net income realized for the three months ended March 31, 2015.

At March 31, 2015, our principal sources of liquidity consisted of $1,082,472 of cash and working capital of $2,416,994, as compared to $1,453,971 of cash and working capital of $2,402,932 at December 31, 2014. In addition, our stockholders' equity was $2,503,375 at March 31, 2015, compared to stockholders' equity of $2,491,840 at December 31, 2014, an increase of $11,535. The decrease in cash primarily reflects advances made under notes receivable. We believe that we have sufficient funds for the next twelve months.

Net cash used in operations for the three months ended March 31, 2015 was $96,940 as compared to $61,814 used in the period ended March 31, 2014.

Investing activities for the three months ended March 31, 2015 used net cash of $274,559, compared to $23,476 of net cash used during the three months ended March 31, 2014. The increase in cash used related to the advance under a new Note Receivable.

There were no financing activities in the three months ended March 31, 2015 and 2014.

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

Contractual Cash Obligations and Commercial Commitments

There were no significant contractual cash obligations or commercial commitments either on or off balance sheet as of March 31, 2015.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our Chief Executive Officer and Chief Financial Officer have reviewed the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q and have concluded that because of the material weakness in our internal control over financial reporting due to lack of segregation of duties, the Company’s disclosure controls and procedures were not effective as of March 31, 2015 to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that the Company’s disclosure and controls are designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Notwithstanding the material weakness discussed below, our principal executive officer and principal financial officer have concluded that the condensed consolidated financial statements (unaudited) included in this Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

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

None.

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

Date: May 11, 2015
	By:	/s/ David A. Gestetner
	Name:	David A. Gestetner
	Title:	President, Chief Executive Officer, Secretary,
and Chairman of the Board
(Principal Executive, Financial, and Accounting Officer)