Form 10-Q
period 2015-06-30
EROOMSYSTEM TECHNOLOGIES INC
filed 2015-07-30
CIK 1110361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

The number of shares of the issuer’s common stock issued and outstanding as of July 29, 2015 was 24,217,865 shares.

EROOMSYSTEM TECHNOLOGIES, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
	2015	2014
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,084,500	$1,453,971
Restricted cash	-	61,350
Investment in available for sale securities	57,598	24,455
Notes receivable	1,083,767	702,500
Accounts receivable, net of allowance for doubtful accounts of $6,555 and $5,101	87,082	67,771
Inventory	114,158	79,191
Advance to hotels	77,726	74,370
Prepaid expenses	6,793	111,064
Total Current Assets	2,511,624	2,574,672
PROPERTY AND EQUIPMENT
Property and equipment, net of accumulated depreciation of $19,877 and $15,409	56,970	63,287
INVESTMENT IN REAL PROPERTY TAX LIENS	26,386	22,688
DEPOSITS	2,933	2,933

Total Assets	$2,597,913	$2,663,580

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$13,738	$22,783
Accrued liabilities	42,507	87,998
Securities borrowed	-	60,959
Total Current Liabilities	56,245	171,740

Total Liabilities	56,245	171,740

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none outstanding	-	-
Common stock, $0.001 par value; 50,000,000 shares authorized; shares outstanding 24,217,865 and 24,167,865	24,218	24,168
Additional paid-in capital	34,210,338	34,203,953
Accumulated deficit	(31,694,973)	(31,738,002)
Accumulated other comprehensive income	2,085	1,721
Total Stockholders' Equity	2,541,668	2,491,840

Total Liabilities and Stockholders' Equity	$2,597,913	$2,663,580

See accompanying notes to condensed consolidated financial statements.

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
REVENUE	$214,496	$197,022	$414,290	$379,581
COST OF REVENUE	123,675	103,214	234,367	205,526
GROSS MARGIN	90,821	93,808	179,923	174,055
OPERATING EXPENSES
Selling, general and administrative expense, including non-cash compensation of $6,435, $5,000, $6,435 and $8,069	101,479	146,272	195,268	225,959
Research and development expense	10,066	12,075	22,569	24,440
Net Operating Expenses	111,545	158,347	217,837	250,399
OTHER INCOME

Investment Income	52,696	155,975	80,943	170,311

Net Income	31,972	91,436	43,029	93,967

Other Comprehensive Income
Unrealized holding gain (loss)	(114)	15,733	364	15,960
Reclassification to realized gain (included in net income)	-	(14,858)	-	(14,858)

Comprehensive Income	$31,858	$92,311	$43,393	$95,069

Basic Income Per Common Share	$0.00	$0.00	$0.00	$0.00
Diluted Income Per Common Share	$0.00	$0.00	$0.00	$0.00

See accompanying notes to condensed consolidated financial statements.

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the six months ended June 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$43,029	$93,967
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	6,317	5,844
Accrued interest receivable	(5,095)	(3,667)
Gain on sale of marketable securities	(35,901)	(14,858)
Gain on sale of equipment	-	(850)
Loss on writedown of equipment	-	33,645
Loss on writedown of note receivable	-	22,500
Non-cash compensation expense	6,435	8,069
Changes in operating assets and liabilities:
Restricted cash	61,350	-
Accounts receivable	(19,311)	619
Inventory	(34,967)	(5,331)
Advance to hotels	(3,356)	(10,822)
Prepaid expenses	4,271	(4,017)
Accounts payable	(9,045)	(4,826)
Accrued liabilities	(45,491)	(43,378)
Borrowed shares	(60,959)	-
Customer deposits	-	(4,313)

Net Cash Provided by (Used In) Operating Activities	(92,723)	72,582

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	(4,327)
Purchases of investments in real property tax liens	(3,698)	(9,266)
Proceeds from sale of equipment	-	850
Advances made under notes receivable	(390,000)	(250,000)
Proceeds from collection of note receivable	13,828	-
Purchase of marketable securities	(415,325)	(25,000)
Proceeds from sale of marketable securities	518,447	39,858
Proceeds from collection of note receivable, non-performing	-	399,863

Net Cash Provided by (Used In) Investing Activities	(276,748)	151,978

Net Increase (Decrease) in Cash	(369,471)	224,560

Cash and cash equivalents at Beginning of Period	1,453,971	1,376,822

Cash and cash equivalents at End of Period	$1,084,500	$1,601,382

See accompanying notes to condensed consolidated financial statements.

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Condensed Financial Statements - The accompanying unaudited condensed consolidated financial statements include the accounts of eRoomSystem Technologies, Inc. and its wholly-owned subsidiaries (the "Company"). Intercompany accounts and transactions have been eliminated in consolidation. These financial statements are condensed and, therefore, do not include all disclosures normally required by generally accepted accounting principles. These statements should be read in conjunction with the Company's annual financial statements for the fiscal year ended December 31, 2014 included in the Company's Annual Report on Form 10-K. In particular, the Company's organization, nature of operations and significant accounting principles were presented in Note 1 to the consolidated financial statements in that annual report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying unaudited condensed consolidated financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying unaudited condensed consolidated financial statements for the six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2015.

Cash and Cash Equivalents – Cash and cash equivalents include highly-liquid debt investments with original maturities of three months or less, readily convertible to known amounts of cash.

Investments in Debt and Equity Securities Available for Sale – Debt and equity securities available for sale include securities that can be sold at any time based upon needs or market conditions. Available for sale securities are accounted for at fair value, with unrealized gains and losses on these securities, net of income tax provisions, reflected in stockholders’ equity as accumulated other comprehensive income (loss).

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

Investment in Real Property Tax Liens – The investments in the real property tax liens are accounted for as an investment in troubled debts and are carried at cost. Collection of interest, penalties and expense reimbursements is not certain and is recognized upon being realized. The Company has evaluated the collectability of the tax liens and believes the investments are realizable over time as the first position liens are secured by the related real property and the estimated fair value of the real property is in excess of the carrying value of the tax liens and the estimated cost to foreclose and sell the real property. Therefore no impairment was recognized on the tax liens at June 30, 2015 and December 31, 2014.

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

The following table is a reconciliation of the numerators and denominators used in the calculation of basic and diluted loss per share for the three and six months ended June 30, 2015 and 2014:

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
Net income	$31,972	$91,436	$43,029	$93,967
Basic weighted-average common shares outstanding	24,176,107	24,118,305	24,172,009	24,113,114
Effect of dilutive securities
Stock options and warrants	44,236	30,000	39,306	18,536
Diluted weighted-average common shares outstanding	24,220,343	24,148,305	24,211,315	24,131,650
Basic income per share	$0.00	$0.00	$0.00	$0.00
Diluted income per share	$0.00	$0.00	$0.00	$0.00

During the six months ended June 30, 2015 and 2014, there were 92,500 and 242,500, respectively, of potential common stock equivalents from options were not included in the computation of diluted loss per share because their effect would have been anti-dilutive.

NOTE 2 – INVESTMENTS

Investment in Real Property Tax Liens – At June 30, 2015, the Company held $26,386 of real property tax liens, carried at lower of cost or estimated net realizable value, from various municipalities in New Jersey. The New Jersey municipal tax liens are receivable from the real property owners and are secured by a first priority lien on the related real property. Upon foreclosure, the Company would obtain ownership of the real property. The tax lien receivables accrue interest up to 18% per annum, accrue penalties at 2% to 6% and are also increased by the amount of any collection expenses incurred. Additional investments in real property tax liens were made during the six months ended June 30, 2015 in the amount of $3,698. The investment in the real property tax liens are accounted for as an investment in troubled debts and are carried at cost. Collection of interest, penalties and expense reimbursements is not certain and is recognized upon being realized.

Investment in Available for Sale Debt and Equity Securities

Debt and Equity Securities	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Corporate Debt Securities	$22,734	$1,384	$-	$24,118
Corporate Equity Securities	32,779	701		33,480
Total	$55,513	$2,085	$-	$57,598

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

Notes Receivable

In 2015 and 2014, the Company loaned $1,090,000 in amounts ranging from $250,000 to $450,000 to various parties for a one year term with mortgage notes ranging in interest from 5% - 12%. Interest is due and payable monthly. The entire principal amounts are due and payable on the maturity date. The mortgages are collateralized by either commercial or residential property. Proceeds collected on these notes in 2015 and 2014 totaled $13,828 and $400,000, respectively. The carrying amounts of loans outstanding on June 30, 2015 and December 31, 2014 were $1,083,767 and $702,500 including interest accrued. The carrying amount of the note receivable approximates its fair value based on its short-term maturity.

Accrued interest on notes receivable was $7,567 and $2,500 at June 30, 2015 and December 31, 2014 respectively, and was included in notes receivable in the accompanying consolidated balance sheets.

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

During the six months ended June 30, 2015, the Company granted options to purchase 50,000 shares of common stock to employees for services rendered. These options, which vested immediately, have an exercise price of $0.06 per share and are exercisable through April 20, 2020. These options were valued at approximately $0.05 per share, or $2,436, using the Black-Scholes option pricing model with the following assumptions: market value of the common stock of $0.06 per share, risk free interest rate of 1.36%, dividend yield of 0.0%, volatility of 116% and expected life of 5 years. The pricing model utilized the full life of the options as the Company generally has a low turnover rate of its employees.

Stock-based compensation expense relating to stock options of $6,435 and $8,069 was recognized during the six months ended June 30, 2015 and 2014, respectively. There was no unrecognized compensation related to stock options at June 30, 2015. A summary of stock option and warrant activity for the six months ended June 30, 2015 is as follows:

	Options and Warrants	Exercise Price Range			Weighted - Average Exercise Price	Weighted-Average Life	Aggregate Intrinsic Value
Balance, December 31, 2014	242,500	$0.05	-	0.22	$0.09	5.5	$4,250
Granted	50,000	0.06	-	0.06	0.06	5	$1,000
Balance, June 30, 2015	292,500	0.05	-	0.22	0.08	5.5	$3,750
Exercisable, June 30, 2015	292,500	$0.05	-	0.22	$0.08	5.5	$3,750
Weighted-average fair value of options granted during the six months ended June 30, 2015							$0.06

All of the options and warrants were exercisable at June 30, 2015. At June 30, 2015 the intrinsic value for the options and warrants outstanding was $3,750.

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

The Company uses fair value to measure certain assets and liabilities on a recurring basis when fair value is the primary measure for accounting. Fair value is also used on a nonrecurring basis to measure certain assets when applying lower of cost or market accounting or when adjusting carrying values. Fair value is also used when evaluating impairment on certain assets, including notes receivable and long-lived assets. The following table sets forth the estimated fair values of the Company’s financial instruments that are measured at fair value on a reoccurring basis as of June 30, 2015 and December 31, 2014:

Fair Value of Financial Instruments

		Quoted Prices
		in
		Active
		Markets	Significant	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
June 30, 2015

Assets:
Debt securities available for sale	$24,118	$-	$24,118	$-
Equity securities available for sale	$33,480	$33,480	$-	$-

December 31, 2014

Assets:
Debt securities available for sale	$24,455	$-	$24,455	$-
Equity securities available for sale	$-	$-	$-	$-

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

At June 30, 2015, the Company had accounts receivable from one customer which accounted for 48% of total accounts receivable and from a second customer which accounted for 22% of total accounts receivable.

During the six months ended June 30, 2015, revenues from one customer accounted for 34% of total revenues and 28% from a second customer.

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

Research and development expenses consist of payroll and related costs for hardware and software engineers, quality assurance specialists, management personnel, and the costs of materials used by our consultants in research and development for new products. Research and development expenses in the six months ended June 30, 2015 and 2014 were $22,569 and $24,440, respectively.

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

Comparison of three months ended June 30, 2015 and 2014

Revenue

Revenue from product sales and maintenance was $214,496 for the three months ended June 30, 2015, compared to $197,022 for the three months ended June 30, 2014, representing an increase of $17,474, or 9%. The increase in revenues related to improved sales in 2015.

Cost of Revenue

Our cost of product sales and maintenance revenue for the three months ended June 30, 2015 was $123,675, compared to $103,214 for the three months ended June 30, 2014, an increase of $20,461, or 20%. The increase in cost of revenue related to the increase in sales as well as an increase in cost of labor. The gross margin percentage on revenue from product sales revenue was 42% in 2015 as compared to 48% in 2014.

The changes and percent changes with respect to our revenues and our cost of revenue for the three months ended June 30, 2015 and 2014 are summarized as follows:

	2015	2014	Change	Percent Change

REVENUE	$214,496	$197,022	$17,474	9%

COST OF REVENUE	$123,675	$103,214	$20,461	20%

Although the preceding table summarizes the net changes and percent changes with respect to our revenues and our cost of revenue for the three months ended June 30, 2015 and 2014, the trends contained therein are limited and should not be viewed as a definitive indication of our future results.

Operating Expenses

Selling, General and Administrative — Selling, general and administrative expenses, including non-cash compensation expense, were $101,479 for the three months ended June 30, 2015, compared to $146,272 for the three months ended June 30, 2014, representing a decrease of $44,793, or 31% due to a write-off of obsolete inventory in 2014.

Research and Development—Research and development expenses were $10,066 for the three months ended June 30, 2015, compared to $12,075 for the three months ended June 30, 2014 representing a decrease of $2,009 or 17%.

Investment Income

Our investment income was $52,696 for the three months ended June 30, 2015, compared to $155,975 for the three months ended June 30, 2014, representing a decrease of $103,279, or 66%. The decrease in investment income related to the recapture of interest income during the three months ended June 30, 2014 due to payment in full of the Blackbird note receivable.

Net Income

We realized a net income of $31,972 for the three months ended June 30, 2015, compared to a net income of $91,436 for the three months ended June 30, 2014. The $59,464 change during the three months ended June 30, 2015 related primarily to the recapture of interest income during the three months ended June 30, 2014, as discussed above.

Comparison of six months ended June 30, 2015 and 2014

Revenue

Revenue from product sales and maintenance was $414,290 for the six months ended June 30, 2015, compared to $379,581 for the six months ended June 30, 2014, representing an increase of $34,709, or 9%. The increase in revenues related to improved sales in 2015.

Cost of Revenue

Our cost of product sales and maintenance revenue for the six months ended June 30, 2015 was $234,367, compared to $205,526 for the six months ended June 30, 2014, an increase of $28,841, or 14%. The increase in cost of revenue related to the increase in sales as well as an increase in cost of labor. The gross margin percentage on revenue from product sales revenue was 43% in 2015 as compared to 46% in 2014.

The changes and percent changes with respect to our revenues and our cost of revenue for the six months ended June 30, 2015 and 2014 are summarized as follows:

	2014	2013	Change	Percent Change

REVENUE	$414,290	$379,581	$34,709	9%

COST OF REVENUE	$234,367	$205,526	$28,841	14%

Although the preceding table summarizes the net changes and percent changes with respect to our revenues and our cost of revenue for the six months ended June 30, 2015 and 2014, the trends contained therein are limited and should not be viewed as a definitive indication of our future results.

Operating Expenses

Selling, General and Administrative — Selling, general and administrative expenses, including non-cash compensation expense, were $195,268 for the six months ended June 30, 2015, compared to $225,959 for the six months ended June 30, 2014, representing a decrease of $30,691, or 14% due to a write-off of obsolete inventory in 2014.

Research and Development—Research and development expenses were $22,569 for the six months ended June 30, 2015, compared to $24,440 for the six months ended June 30, 2014 representing a decrease of $1,871 or 8%.

Investment Income

Our investment income was $80,943 for the six months ended June 30, 2015, compared to $170,311 for the six months ended June 30, 2014, representing a decrease of $89,368, or 52%. The decrease in investment income related to the recapture of interest income during the three months ended June 30, 2014 due to payment in full of the Blackbird note receivable.

Net Income

We realized a net income of $43,029 for the six months ended June 30, 2015, compared to a net income of $93,967 for the six months ended June 30, 2014. The $50,938 change during the six months ended June 30, 2015 related primarily to the recapture of interest income during the six months ended June 30, 2014, as discussed above.

Liquidity and Capital Resources

Our accumulated deficit decreased from $31,738,002 at December 31, 2014 to $31,694,973 at June 30, 2015. The $43,029 decrease in accumulated deficit resulted directly from the net income realized for the six months ended June 30, 2015.

At June 30, 2015, our principal sources of liquidity consisted of $1,084,500 of cash and working capital of $2,455,379, as compared to $1,453,971 of cash and working capital of $2,402,932 at December 31, 2014. In addition, our stockholders' equity was $2,541,668 at June 30, 2015, compared to stockholders' equity of $2,491,840 at December 31, 2014, an increase of $49,828. The decrease in cash primarily reflects advances made under notes receivable. We believe that we have sufficient funds for the next twelve months.

Net cash used in operations for the six months ended June 30, 2015 was $92,723 as compared to $72,582 provided in the period ended June 30, 2014.

Investing activities for the six months ended June 30, 2015 used net cash of $276,748, compared to $151,978 of net cash provided during the six months ended June 30, 2014. The change in cash used related to the proceeds from the payment of the Blackbird note.

There were no financing activities in the six months ended June 30, 2015 and 2014.

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

Contractual Cash Obligations and Commercial Commitments

There were no significant contractual cash obligations or commercial commitments either on or off balance sheet as of June 30, 2015.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our Chief Executive Officer and Chief Financial Officer have reviewed the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q and have concluded that because of the material weakness in our internal control over financial reporting due to lack of segregation of duties, the Company’s disclosure controls and procedures were not effective as of June 30, 2015 to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that the Company’s disclosure and controls are designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Notwithstanding the material weakness discussed below, our principal executive officer and principal financial officer have concluded that the condensed consolidated financial statements (unaudited) included in this Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

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

On April 20, 2015, the Company granted immediately exercisable five-year options to purchase an aggregate of 50,000 shares of common stock at an exercise price of $0.06 per share to an employee for services provided to the Company.

On June 15, 2015, the Company granted shares of common stock to Lawrence K. Wein, a member of the Board of Directors, in the amount of 25,000 shares and to James Savas, a member of the Board of Directors, in the amount of 25,000 shares. The shares were issued for services provided to the Company.

We believe that the above issuances were exempt from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(2) thereof and/or Regulation D promulgated thereunder..

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

Date: July 30, 2015
	By:	/s/ David A. Gestetner
	Name:	David A. Gestetner
	Title:	President, Chief Executive Officer, Secretary,
and Chairman of the Board
(Principal Executive, Financial, and Accounting Officer)