Form 10-Q
period 2015-09-30
EROOMSYSTEM TECHNOLOGIES INC
filed 2015-11-09
CIK 1110361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

The number of shares of the issuer’s common stock issued and outstanding as of November 4, 2015 was 24,217,865 shares.

 i

EROOMSYSTEM TECHNOLOGIES, INC.

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	Sept 30,	December 31,
	2015	2014
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,411,699	$1,453,971
Restricted cash	-	61,350
Investment in available for sale securities	24,018	24,455
Notes receivable	824,415	702,500
Accounts receivable, net of allowance for doubtful accounts of $7,805 and $5,101	103,698	67,771
Inventory	104,278	79,191
Advance to hotels	76,343	74,370
Prepaid expenses	10,647	111,064
Total Current Assets	2,555,098	2,574,672
PROPERTY AND EQUIPMENT
Property and equipment, net of accumulated depreciation of $22,001 and $15,409	47,383	63,287
INVESTMENT IN REAL PROPERTY TAX LIENS	26,386	22,688
DEPOSITS	2,933	2,933

Total Assets	$2,631,800	$2,663,580

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$27,396	$22,783
Accrued liabilities	54,394	87,998
Securities borrowed	-	60,959
Total Current Liabilities	81,790	171,740

Total Liabilities	81,790	171,740

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none outstanding	-	-
Common stock, $0.001 par value; 50,000,000 shares authorized; shares outstanding 24,217,865 and 24,167,865	24,218	24,168
Additional paid-in capital	34,211,957	34,203,953
Accumulated deficit	(31,687,449)	(31,738,002)
Accumulated other comprehensive income	1,284	1,721
Total Stockholders' Equity	2,550,010	2,491,840

Total Liabilities and Stockholders' Equity	$2,631,800	$2,663,580

See accompanying notes to condensed consolidated financial statements.

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(UNAUDITED)

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
REVENUE	$229,873	$198,051	$644,163	$577,632
COST OF REVENUE	137,596	97,838	371,963	303,364
GROSS MARGIN	92,277	100,213	272,200	274,268
OPERATING EXPENSES
Selling, general and administrative expense, including non-cash compensation of $1,619, $600, $8,054 and $8,669	95,114	98,224	290,382	324,183
Research and development expense	13,103	8,633	35,672	33,073
Net Operating Expenses	108,217	106,857	326,054	357,256
OTHER INCOME

Investment Income	23,464	15,973	104,407	186,284

Net Income	7,524	9,329	50,553	103,296

Other Comprehensive Income
Unrealized holding gain (loss)	(801)	(191)	(437)	15,542
Reclassification to realized gain (included in net income)	-	-	-	(14,858)

Comprehensive Income	$6,723	$9,138	$50,116	$103,980

Basic Income Per Common Share	$0.00	$0.00	$0.00	$0.00
Diluted Income Per Common Share	$0.00	$0.00	$0.00	$0.00

See accompanying notes to condensed consolidated financial statements.

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the nine months ended September 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$50,553	$103,296
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	8,441	8,138
Accrued interest receivable	(2,539)	(2,000)
Gain on sale of marketable securities	(40,160)	(14,858)
Gain on sale of equipment	-	(850)
Loss on writedown of equipment	-	33,645
Loss on writedown of note receivable	-	22,500
Non-cash compensation expense	8,054	8,669
Changes in operating assets and liabilities:
Restricted cash	61,350	-
Accounts receivable	(35,927)	(26,829)
Inventory	(17,624)	(34,983)
Advance to hotels	(1,973)	(15,083)
Prepaid expenses	417	(3,552)
Accounts payable	4,613	9,844
Accrued liabilities	(33,604)	(30,430)
Borrowed shares	(60,959)	-
Customer deposits	-	(4,313)

Net Cash Provided by (Used In) Operating Activities	(59,358)	53,194

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	(6,901)
Purchases of investments in real property tax liens	(3,698)	(9,266)
Proceeds from sale of equipment	-	850
Advances made under notes receivable	(390,000)	(250,000)
Proceeds from collection of note receivable	270,624	250,000
Purchase of marketable securities	(618,107)	(25,000)
Proceeds from sale of marketable securities	758,267	39,858
Proceeds from collection of note receivable, non-performing	-	399,863

Net Cash Provided by Investing Activities	17,086	399,404

Net Increase (Decrease) in Cash	(42,272)	452,598

Cash and cash equivalents at Beginning of Period	1,453,971	1,376,822

Cash and cash equivalents at End of Period	$1,411,699	$1,829,420

See accompanying notes to condensed consolidated financial statements.

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Condensed Financial Statements - The accompanying unaudited condensed consolidated financial statements include the accounts of eRoomSystem Technologies, Inc. and its wholly-owned subsidiaries (the "Company"). Intercompany accounts and transactions have been eliminated in consolidation. These financial statements are condensed and, therefore, do not include all disclosures normally required by generally accepted accounting principles. These statements should be read in conjunction with the Company's annual financial statements for the fiscal year ended December 31, 2014 included in the Company's Annual Report on Form 10-K. In particular, the Company's organization, nature of operations and significant accounting principles were presented in Note 1 to the consolidated financial statements in that annual report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying unaudited condensed consolidated financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying unaudited condensed consolidated financial statements for the nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2015.

Cash and Cash Equivalents – Cash and cash equivalents include highly-liquid debt investments with original maturities of three months or less, readily convertible to known amounts of cash.

Investments in Debt Securities Available for Sale – Debt and equity securities available for sale include securities that can be sold at any time based upon needs or market conditions. Available for sale securities are accounted for at fair value, with unrealized gains and losses on these securities, net of income tax provisions, reflected in stockholders’ equity as accumulated other comprehensive income (loss).

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

Investment in Real Property Tax Liens – The investments in the real property tax liens are accounted for as an investment in troubled debts and are carried at cost. Collection of interest, penalties and expense reimbursements is not certain and is recognized upon being realized. The Company has evaluated the collectability of the tax liens and believes the investments are realizable over time as the first position liens are secured by the related real property and the estimated fair value of the real property is in excess of the carrying value of the tax liens and the estimated cost to foreclose and sell the real property. Therefore no impairment was recognized on the tax liens at September 30, 2015 and December 31, 2014.

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

The following table is a reconciliation of the numerators and denominators used in the calculation of basic and diluted loss per share for the three and nine months ended September 30, 2015 and 2014:

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
Net income	$7,524	$9,329	$50,553	$103,296
Basic weighted-average common shares outstanding	24,217,865	24,164,278	24,187,462	24,146,326
Effect of dilutive securities
Stock options and warrants	63,920	1,471	57,593	1,023
Diluted weighted-average common shares outstanding	24,281,785	24,165,749	24,245,055	24,147,349
Basic income per share	$0.00	$0.00	$0.00	$0.00
Diluted income per share	$0.00	$0.00	$0.00	$0.00

During the nine months ended September 30, 2015 and 2014, there were 92,500 and 267,500, respectively, of potential common stock equivalents from options that were not included in the computation of diluted loss per share because their effect would have been anti-dilutive.

NOTE 2 – INVESTMENTS

Investment in Real Property Tax Liens – At September 30, 2015, the Company held $26,386 of real property tax liens, carried at lower of cost or estimated net realizable value, from various municipalities in New Jersey. The New Jersey municipal tax liens are receivable from the real property owners and are secured by a first priority lien on the related real property. Upon foreclosure, the Company would obtain ownership of the real property. The tax lien receivables accrue interest up to 18% per annum, accrue penalties at 2% to 6% and are also increased by the amount of any collection expenses incurred. Additional investments in real property tax liens were made during the nine months ended September 30, 2015 in the amount of $3,698. The investment in the real property tax liens are accounted for as an investment in troubled debts and are carried at cost. Collection of interest, penalties and expense reimbursements is not certain and is recognized upon being realized.

Investment in Available for Sale Debt Securities

Debt and Equity Securities	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Corporate Debt Securities	$22,734	$1,284	$-	$24,018

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

Notes Receivable

In 2015 and 2014, the Company loaned $1,090,000 in amounts ranging from $250,000 to $450,000 to various parties for a one year term with mortgage notes ranging in interest from 5% - 12%. Interest is due and payable monthly. The entire principal amounts are due and payable on the maturity date. The mortgages are collateralized by either commercial or residential property. Proceeds collected on these notes in 2015 and 2014 totaled $270,624 and $400,000, respectively. The carrying amounts of loans outstanding on September 30, 2015 and December 31, 2014 were $824,415 and $702,500 including interest accrued. The carrying amount of the note receivable approximates its fair value based on its short-term maturity.

Accrued interest on notes receivable was $5,039 and $2,500 at September 30, 2015 and December 31, 2014 respectively, and was included in notes receivable in the accompanying consolidated balance sheets.

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

During the nine months ended September 30, 2015, the Company granted options to purchase 75,000 shares of common stock to an employee and a consultant for services rendered. These options, which vested immediately, have an exercise price range of $0.06 to $0.08 per share and are exercisable through August 31, 2020. These options were valued at approximately $0.05 per share, or $4,054, using the Black-Scholes option pricing model with the following assumptions: market value of the common stock of $0.06 to $0.08 per share, risk free interest rate of 1.36% through 1.47%, dividend yield of 0.0%, volatility of 115%-116% and expected life of 5 years. The pricing model utilized the full life of the options as the Company generally has a low turnover rate of its employees.

Stock-based compensation expense relating to stock options of $8,054 and $8,669 was recognized during the nine months ended September 30, 2015 and 2014, respectively. There was no unrecognized compensation related to stock options at September 30, 2015. A summary of stock option and warrant activity for the six months ended September 30, 2015 is as follows:

	Options and Warrants	Exercise Price Range			Weighted - Average Exercise Price	Weighted- Average Life	Aggregate Intrinsic Value
Balance, December 31, 2014	242,500	$0.05	-	$0.22	$0.09	6	$4,250
Granted	75,000	0.06	-	0.08	0.07	5	$1,750
Balance, September 30, 2015	317,500	0.05	-	0.22	0.08	6	$5,750
Exercisable, September 30, 2015	317,500	$0.05	-	$0.22	$0.08	6	$5,750
Weighted-average fair value of options granted during the nine months ended September 30, 2015							$0.05

All of the options and warrants were exercisable at September 30, 2015. At September 30, 2015 the intrinsic value for the options and warrants outstanding was $5,750.

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

The Company uses fair value to measure certain assets and liabilities on a recurring basis when fair value is the primary measure for accounting. Fair value is also used on a nonrecurring basis to measure certain assets when applying lower of cost or market accounting or when adjusting carrying values. Fair value is also used when evaluating impairment on certain assets, including notes receivable and long-lived assets. The following table sets forth the estimated fair values of the Company’s financial instruments that are measured at fair value on a reoccurring basis as of September 30, 2015 and December 31, 2014:

Fair Value of Financial Instruments

Fair Value of Financial Instruments
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2015

Assets:
Debt securities available for sale	$24,018	$-	$24,018	$-

December 31, 2014

Assets:
Debt securities available for sale	$24,455	$-	$24,455	$-

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

At September 30, 2015, the Company had accounts receivable from one customer which accounted for 39% of total accounts receivable and from a second customer which accounted for 20% of total accounts receivable.

During the nine months ended September 30, 2015, revenues from one customer accounted for 34% of total revenues and 28% from a second customer.

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

The AMENITIES MANAGER™ delivers solutions in order to reduce operating costs, enhance hotel guest satisfaction and provide higher operating profits to our customers. The solutions offered by our AMENITIES MANAGER™ and related products have allowed us to establish relationships with many premier hotel chains. In addition to providing our customers with valuable amenity management solutions that pay for itself, our revenue-sharing program has allowed us to partner with our customers and provide our solutions at little or no up-front cost. Our customers share in revenues generated from the sale of goods and services related to our platform. As an alternative solution, we offer a turnkey arrangement which provides both products and restockers to hotels.

We continue to deploy our Amenities Manager™ at all hotels that we service. Additionally, to date, we have deployed over 12,000 refreshment centers at many hotel properties.

The solutions offered by our eRoomSystem and related products have allowed us to install our products and services in several premier hotel chains, including Marriott International, Hilton Hotels, Carlson Hospitality Worldwide, as well as in other boutique hotels in the United States.

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

Research and development expenses consist of payroll and related costs for hardware and software engineers, quality assurance specialists, management personnel, and the costs of materials used by our consultants in research and development for new products. Research and development expenses in the nine months ended September 30, 2015 and 2014 were $35,672 and $33,073, respectively.

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

Comparison of three months ended September 30, 2015 and 2014

Revenue

Revenue from product sales and maintenance was $229,873 for the three months ended September 30, 2015, compared to $198,051 for the three months ended September 30, 2014, representing an increase of $31,822, or 16%. The increase in revenues related to improved sales in 2015.

Cost of Revenue

Our cost of product sales and maintenance revenue for the three months ended September 30, 2015 was $137,596, compared to $97,838 for the three months ended September 30, 2014, an increase of $39,758, or 41%. The increase in cost of revenue related to the increase in sales as well as an increase in cost of labor. The gross margin percentage on revenue from product sales and maintenance revenue was 40% in 2015 as compared to 51% in 2014.

The changes and percent changes with respect to our revenues and our cost of revenue for the three months ended September 30, 2015 and 2014 are summarized as follows:

	For the three months ended September 30,
	2015	2014	Change	Percent Change

REVENUE	$229,873	$198,051	$31,822	16%

COST OF REVENUE	$137,596	$97,838	$39,758	41%

Although the preceding table summarizes the net changes and percent changes with respect to our revenues and our cost of revenue for the three months ended September 30, 2015 and 2014, the trends contained therein are limited and should not be viewed as a definitive indication of our future results.

Operating Expenses

Selling, General and Administrative — Selling, general and administrative expenses, including non-cash compensation expense, were $95,114 for the three months ended September 30, 2015, compared to $98,224 for the three months ended September 30, 2014, representing a decrease of $3,110, or 3%.

Research and Development—Research and development expenses were $13,103 for the three months ended September 30, 2015, compared to $8,633 for the three months ended September 30, 2014 representing an increase of $4,470 or 52%.

Investment Income

Our investment income was $23,464 for the three months ended September 30, 2015, compared to $15,973 for the three months ended September 30, 2014, representing an increase of $7,491, or 47%.

Net Income

We realized a net income of $7,524 for the three months ended September 30, 2015, compared to a net income of $9,329 for the three months ended September 30, 2014.

Comparison of nine months ended September 30, 2015 and 2014

Revenue

Revenue from product sales and maintenance was $644,163 for the nine months ended September 30, 2015, compared to $577,632 for the nine months ended September 30, 2014, representing an increase of $66,531, or 12%. The increase in revenues related to improved sales in 2015.

Cost of Revenue

Our cost of product sales and maintenance revenue for the nine months ended September 30, 2015 was $371,963, compared to $303,364 for the nine months ended September 30, 2014, an increase of $68,599, or 23%. The increase in cost of revenue related to the increase in sales as well as an increase in cost of labor. The gross margin percentage on revenue from product sales revenue was 42% in 2015 as compared to 47% in 2014.

The changes and percent changes with respect to our revenues and our cost of revenue for the nine months ended September 30, 2015 and 2014 are summarized as follows:

	For the nine months ended September 30,
	2015	2014	Change	Percent Change

REVENUE	$644,163	$577,632	$66,531	12%

COST OF REVENUE	$371,963	$303,364	$68,599	23%

Although the preceding table summarizes the net changes and percent changes with respect to our revenues and our cost of revenue for the nine months ended September 30, 2015 and 2014, the trends contained therein are limited and should not be viewed as a definitive indication of our future results.

Operating Expenses

Selling, General and Administrative — Selling, general and administrative expenses, including non-cash compensation expense, were $290,382 for the nine months ended September 30, 2015, compared to $324,183 for the nine months ended September 30, 2014, representing a decrease of $33,801, or 10% due to a write-off of obsolete inventory in 2014.

Research and Development—Research and development expenses were $35,672 for the nine months ended September 30, 2015, compared to $33,073 for the nine months ended September 30, 2014 representing an increase of $2,599 or 8%.

Investment Income

Our investment income was $104,407 for the nine months ended September 30, 2015, compared to $186,284 for the nine months ended September 30, 2014, representing a decrease of $81,877, or 44%. The decrease in investment income related to the recapture of interest income during the three months ended June 30, 2014 due to payment in full of the Blackbird note receivable.

Net Income

We realized a net income of $50,553 for the nine months ended September 30, 2015, compared to a net income of $103,296 for the nine months ended September 30, 2014. The $52,743 change during the nine months ended September 30, 2015 related primarily to the recapture of interest income during the nine months ended September 30, 2014, as discussed above.

Liquidity and Capital Resources

Our accumulated deficit decreased from $31,738,002 at December 31, 2014 to $31,687,449 at September 30, 2015. The $50,553 decrease in accumulated deficit resulted directly from the net income realized for the nine months ended September 30, 2015.

At September 30, 2015, our principal sources of liquidity consisted of $1,411,699 of cash and working capital of $2,473,308, as compared to $1,453,971 of cash and working capital of $2,402,932 at December 31, 2014. In addition, our stockholders' equity was $2,550,010 at September 30, 2015, compared to stockholders' equity of $2,491,840 at December 31, 2014, an increase of $58,170. We believe that we have sufficient funds for the next twelve months.

Net cash used in operations for the nine months ended September 30, 2015 was $59,358 as compared to $53,194 provided in the period ended September 30, 2014.

Investing activities for the nine months ended September 30, 2015 provided net cash of $17,086, compared to $399,404 of net cash provided during the nine months ended September 30, 2014. The change in cash used related to the proceeds from the payment of the Blackbird note.

There were no financing activities in the nine months ended September 30, 2015 and 2014.

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

Contractual Cash Obligations and Commercial Commitments

There were no significant contractual cash obligations or commercial commitments either on or off balance sheet as of September 30, 2015.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our Chief Executive Officer and Chief Financial Officer have reviewed the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q and have concluded that because of the material weakness in our internal control over financial reporting due to lack of segregation of duties, the Company’s disclosure controls and procedures were not effective as of September 30, 2015 to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that the Company’s disclosure and controls are designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Notwithstanding the material weakness discussed below, our principal executive officer and principal financial officer have concluded that the condensed consolidated financial statements (unaudited) included in this Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

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

On August 31, 2015, the Company granted immediately exercisable five-year options to purchase an aggregate of 25,000 shares of common stock at an exercise price of $0.08 per share to a consultant for services provided to the Company.

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

Date: November 9, 2015
	By:	/s/ David A. Gestetner
	Name:	David A. Gestetner
	Title:	President, Chief Executive Officer, Secretary,
and Chairman of the Board
(Principal Executive, Financial, and Accounting Officer)