Form 10-K
period 2015-12-31
EROOMSYSTEM TECHNOLOGIES INC
filed 2016-03-28
CIK 1110361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).  Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter was $1,075,218.

As of March 28, 2016 there were 24,217,865 shares of common stock outstanding.

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

We have four wholly owned subsidiaries, eRoomSystem Services, Inc. (“eRoomSystem Services”) (formerly RoomSystems), eFridge, LLC (“eFridge”), eOneCapital, Inc (“eOneCapital”) and eOne Group, LLC (“eOne Group”). eRoomSystem Services provides customer service and maintenance for refreshment centers owned by hotels and instructs hotel personnel on the use and maintenance of our products. eFridge provides a turnkey solution to various hotels. eFridge manages the process of providing product and restockers to the hotels.  eFridge registered Hotel Service Group with the state of New Jersey as an alternate name for sales and marketing purposes. eOneCapital and eOne Group provide asset based loans and other investments.

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

If the Company is presented with an opportunity to lend funds, it sometimes does so. To date, the Company loaned $1,740,000 in amounts ranging from $150,000 to $450,000 to various parties for no longer than a one year term.

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

• Provides real-time, user-friendly reports that track on a daily basis restocking requirements, daily, monthly and annual product sales statistics, overnight audits, inventory control and a variety of customized reports; and

• Allows for special amenity requests.

Turnkey Amenities Manager™

We also offer a turnkey arrangement which provides and manages both amenity products and attendants to hotels in conjunction with the AMENITIES MANAGER™ at no cost to the hotel. The hotels share in the recurring revenues generated.

Amenities Optimizer

One of the byproducts of our technology is the information we have collected since our first product installation. To date, we have collected millions of room-nights of data. The eRoomSystem file server collects information regarding the usage of hotel refreshment centers on a real-time basis. We use this information to help our customers increase their operational efficiencies. The information we obtain enables us to categorize the information according to specific consumer buying patterns and demographics and provides insight into what products and brands have the highest sell through rate and margins.

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

Research and Development

At the core of our products and services is our proprietary software and hardware. In 2015, we continued to step up our research and development projects for the purpose of creating new products and software. We are also continuing to work on the AMENITIES MANAGER™, a cloud based hotel amenity management platform. There is no assurance that the products we are working on will be successfully completed or deployed. We spent $49,049 and $43,896 on research and development activities in 2015 and 2014, respectively, none of which expenses were borne directly by customers.

Sales and Marketing

We have deployed over 12,000 refreshment centers at many hotel properties. We have renewed our sales and marketing efforts with respect to our new amenity platform for hotels. There is no assurance that we will be successful. We spent $23,689 and $11,908 on sales and marketing efforts in 2015 and 2014, respectively.

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

Customers

During the year ended December 31, 2015, revenues from two customers accounted for 61.7% of our total revenues. During the year ended December 31, 2014, revenues from two customers accounted for 62.4% of our total revenues.

Intellectual Property

We rely upon a combination of trademark and copyright law, trade secret protection and confidentiality with our employees, customers and business partners to protect our proprietary rights in our products, services, know-how and information.

We have the following trademarks and service marks: Amenities Manager™ and eRoomSystem Technologies™. We have also registered our logo.

Our proprietary software consists of two modules and provides the backbone of the Amenities Manager™. The first module is the web-based, locally hosted or cloud software that is the core of the Amenities Manager™. It collects data inputted by hotel and office staff and produces a wide-variety of management and operational reports. Our existing hotel clients utilize our version 2.6 software that provides users with a friendly, easy-to-learn graphic environment which generally expands the report generating capabilities of the property. The second module is a Windows(R) based program that provides a communication link between our Amenities Manager™ software, and the hotel's property management system.

We currently do not have any patents for our software and have no current intentions to file for patent protection. We do not know if future patent applications, if any, will be issued with the full scope of claims we seek, if at all, or whether any patents we receive will be challenged or invalidated. Our means of protecting our proprietary rights in the United States, and abroad, may not be adequate and competitors may independently develop similar technology. We cannot be certain that our services do not infringe on patents or other intellectual property rights that may relate to our services. Like other technology-based businesses, we face the risk that we will be unable to protect our intellectual property and other proprietary rights, and the risk that we will be found to have infringed on the proprietary rights of others.

            Government Regulation

We are subject to laws and regulations which are directly applicable to businesses generally, as well as to laws and regulations directly applicable to the lodging industry and minibars in particular. These laws and regulations relate to the qualification required to do business in the various states and in foreign nations in which we currently have, or propose to have, our products.

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

ITEM 2.      PROPERTIES.

We lease our headquarters and principal executive offices, comprising approximately 1,600 square feet, located at 150 Airport Road, Suite 1200, Lakewood, New Jersey 08701 for $1,750 per month. We have exercised our option to renew the lease for an additional half year starting March 28, 2016 at $1,875 per month.

            In addition, we currently lease approximately 80 square feet of storage space on a month-to-month basis for $65 per month in Salt Lake City, Utah. We also utilize a warehouse and distribution company with 51,500 square feet in Lakewood Township, NJ for which we pay $7 per pallet per month. We maintain inventory and replacement parts at these facilities.

We believe that our current office and warehouse will be adequate for the foreseeable future.

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

ITEM 4.      MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5.      MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Prior to August 3, 2000, there was no public market for our common stock. In conjunction with our initial public offering, in August of 2000, our common stock was accepted for listing on the NASDAQ SmallCap Market under the trading symbol "ERMS". In April 2003, our common stock was delisted from the NASDAQ SmallCap market. Our common stock is currently quoted on the OTC Pink under the same symbol. As of March 28, 2016, there were 24,217,865 shares of common stock outstanding.

High And Low Sale Prices Of Our Common Stock

The following table sets forth the high and low bid information of our common stock, as quoted on the OTC (which quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions) for each quarter during the period January 1, 2014 through December 31, 2015:

Calendar Quarter Ended	Low	High
March 31, 2014	$0.05	$0.10
June 30, 2014	$0.05	$0.13
September 30, 2014	$0.05	$0.08
December 31, 2014	$0.05	$0.10
March 31, 2015	$0.07	$0.09
June 30, 2015	$0.06	$0.09
September 30, 2015	$0.07	$0.09
December 31, 2015	$0.05	$0.09

The last reported price of our common stock on the OTC on March 28, 2016 was $0.075 per share.

Holders

As of March 28, 2016, there were over 350 stockholders of record of our common stock.

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

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

Issuer Purchases of Equity Securities

As reflected by the Forms 4 filed by David Gestetner, our President and Chief Executive Officer, during the fiscal year ended December 31, 2015, the following reflects the shares purchased by Mr. Gestetner in open market transactions. These were not done pursuant to any plan or program.

Period	Total Number of Shares	Average price paid per share
December 2015	71,153	$0.0575
May 2015	115,000	$0.06875

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information

The following table sets forth information about our equity compensation plans as of December 31, 2015.

Plan Category	Number of securities to of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities available for future issuance
	(a)	(b)	(c)
Equity compensation plan approved by security holders	300,000	$0.08	2,700,000

Equity compensation plans not approved by security holders	-	$-	-

Total	300,000	$0.08	2,700,000

Equity Compensation Plans Approved by Security Holders

The 2000 Stock Option and Incentive Plan, or the 2000 Plan, was adopted by our board on February 3, 2000 and approved by our stockholders on March 29, 2000. The 2000 Plan was amended by our stockholders on each of May 7, 2001, July 29, 2002 and November 15, 2004 to increase the number of shares of common stock reserved for issuance under the 2000 Plan from 2,000,000 shares to 2,360,000 shares, from 2,360,000 to 2,700,000, and from 2,700,000 to 3,000,000 shares, respectively. The 2000 Plan provides us with the vehicle to grant to employees, officers, directors and consultants stock options and bonuses in the form of stock and options including "incentive stock options" within the meaning of Section 422 of the United States Internal Revenue Code of 1986 and non-qualified stock options. As of December 31, 2015, there were options to purchase 300,000 shares of our common stock outstanding under the 2000 Plan. The compensation committee has authority to determine the persons to whom awards will be granted, the nature of the awards, the number of shares to be covered by each grant, the terms of the grant and with respect to options, whether the options granted are intended to be incentive stock options, the duration and rate of exercise of each option, the option price per share, the manner of exercise and the time, manner and form of payment upon exercise of an option.

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

Description of Revenues

We derive revenues primarily from the sale of products in hotel in-room refreshment centers. In these hotels, we receive most of the revenues for the product sold in the minibars and baskets. We provide a percentage of revenues over a predetermined threshold to some of the hotels. We expect that these revenues will account for a substantial majority of our revenues for the foreseeable future. We also generate revenues from licensing our proprietary software and software support.

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

Research and development expenses consist of payroll and related costs for hardware and software engineers, quality assurance specialists, management personnel, and the costs of materials used by our consultants in the maintenance of our existing installed products. As we have initiated development of new product lines there were some research and development expenses in the fiscal years 2015 and 2014.

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

Results of Operations

Comparison of Years Ended December 31, 2015 and 2014

Revenues

Revenue from product sales and other services was $903,690 in 2015, as compared to $794,461 for the year ended December 31, 2014, representing an increase of $109,229, or 14%. The increase in revenue for the year ended December 31, 2015 reflected continuous effort to improve our product sales at each hotel as well an additional hotel in 2015.

During the year ended December 31, 2015, revenues from two customers accounted for 61.7% of our total revenues.

Cost of Revenue

Our cost of product sales and service revenue was $521,392 for the year ended December 31, 2015 as compared to $401,907 for the year ended December 31, 2014, representing an increase of $119,485, or 30%. The increase was due to increased sales and an increase in cost of labor and cost of goods. The gross margin percentage on revenue from product sales revenue was 42% in 2015 as compared to 49% in 2014.

The changes and percent changes with respect to our revenues and our cost of revenue for the years ended December 31, 2015 and 2014 are as follows:

	For the years ended December 31,
	2015	2014	Change	Percent Change

REVENUE	$903,690	$794,461	$109,229	14%

COST OF REVENUE	$521,392	$401,907	$119,485	30%

Although the preceding table summarizes the net changes and percent changes with respect to our revenues and our cost of revenue for the years ended December 31, 2015 and 2014, the trends contained therein are limited to a two-year comparison and should not be viewed as a definitive indication of our future results.

Operating Expenses

Selling, General and Administrative — Selling, general and administrative expenses were $421,783 for the year ended December 31, 2015 and $436,021 for the year ended December 31, 2014, representing a decrease of $14,238, or 3%. Selling, general and administrative expenses represented 47% of our total revenues in 2015 and 55% of our total revenues in 2014.

Research and Development Expenses — Research and development expenses were $49,049 for the year ended December 31, 2015 and $43,896 for the year ended December 31, 2014, representing an increase of $5,153, or 12%. The increase in research and development expenses was due to increased development on new product lines. Research and development expenses represented 5% of our total revenue in 2015 and 6% of our total revenue in 2014.

Investment Income

Investment Income — Our income from investments was $139,838 for the year ended December 31, 2015, compared to $200,381 for the year ended December 31, 2014, representing a decrease of $60,543, or 30%. The decrease related primarily to the repayment of an outstanding promissory note in 2014 evidencing a loan originally made in 2011 to Blackbird Corporation and recapture of the interest income on such note (the “Blackbird Note”).

Net Income Attributable to Common Stockholders

We realized a net income attributable to common stockholders of $51,304 for the year ended December 31, 2015, as compared to $113,018 for the year ended December 31, 2014. The $61,714 difference was primarily due to a decrease in investment income.

Liquidity and Capital Resources

At December 31, 2015, we had $1,247,739 of cash, as compared to $1,453,971 of cash at December 31, 2014. At December 31, 2015, we had working capital of $2,504,497, as compared to working capital of $2,402,932 at December 31, 2014. In addition, our stockholders' equity was $2,550,383 at December 31, 2015 as compared to $2,491,840 at December 31, 2014, an increase of $58,543. The decrease in cash reflects in large part the increase in notes receivable in 2015. The increase in working capital reflects the increase in current assets. The increase in stockholders’ equity primarily reflects the net income in 2015.

Our accumulated deficit decreased to $31,686,698 at December 31, 2015 as compared to $31,738,002 at December 31, 2014. The decrease in accumulated deficit is a direct result of our net income of $51,304 in the year ended December 31, 2015.

Net cash provided by operating activities for the year ended December 31, 2015 was $3,088, as compared to $22,255 used during the year ended December 31, 2014.

Net cash used by investing activities for the year ended December 31, 2015 was $209,320, as compared to net cash provided during the year ended December 31, 2014 of $99,404. The change resulted primarily from proceeds from notes receivable, non-performing in 2014.

           Net cash used in financing activities for the years ended December 31, 2015 and 2014 was $0.

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

Scrudato & Co., PA

CERTIFIED PUBLIC ACCOUNTING FIRM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

eRoomSystem Technologies, Inc.

We have audited the accompanying balance sheet of eRoomSystem Technologies, Inc. as of December 31, 2015 and 2014 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of eRoomSystem Technologies, Inc. at December 31, 2015 and 2014, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ John Scrudato CPA

Califon, New Jersey
March 25, 2016

7 Valley View Drive Califon, New Jersey 07830

 Registered Public Company Accounting Oversight Board Firm

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	2015	2014
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,247,739	$1,453,971
Restricted cash	-	61,350
Investment in available for sale securities	23,640	24,455
Notes receivable	1,075,020	702,500
Accounts receivable, net of allowance for doubtful accounts of $5,044 and $5,101	67,008	67,771
Inventory	101,928	79,191
Advance to hotels	78,473	74,370
Prepaid expenses	3,369	111,064
Total Current Assets	2,597,177	2,574,672
PROPERTY AND EQUIPMENT
Property and equipment, net of accumulated depreciation of $23,524 and $15,409	39,810	63,287
INVESTMENT IN REAL PROPERTY TAX LIENS	3,143	22,688
DEPOSITS	2,933	2,933

Total Assets	$2,643,063	$2,663,580

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$12,485	$22,783
Accrued liabilities	80,195	87,998
Securities borrowed	-	60,959
Total Current Liabilities	92,680	171,740
Total Liabilities	92,680	171,740
STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none outstanding	-	-
Common stock, $0.001 par value; 50,000,000 shares authorized; shares outstanding 24,217,865 and 24,167,865	24,218	24,168
Additional paid-in capital	34,211,957	34,203,953
Accumulated deficit	(31,686,698)	(31,738,002)
Accumulated other comprehensive income	906	1,721
Total Stockholders' Equity	2,550,383	2,491,840

See accompanying notes to consolidated financial statements

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the years ended December 31,
	2015	2014
REVENUE	$903,690	$794,461
COST OF REVENUE	521,392	401,907
GROSS MARGIN	382,298	392,554
OPERATING EXPENSES
Selling, general and administrative expense, including non-cash compensation of $8,054 and $8,669	421,783	436,021
Research and development expense	49,049	43,896
Net Operating Expenses	470,832	479,917
OTHER INCOME
Investment Income	139,838	200,381
Net Income	51,304	113,018
Other Comprehensive Income
Unrealized holding gain (loss)	(815)	16,579
Reclassification to realized gain (included in net income)	-	(14,858)
Comprehensive Income	$50,489	$114,739
Basic Income Per Common Share	$0.00	$0.00
Diluted Income Per Common Share	$0.00	$0.00

See accompanying notes to consolidated financial statements

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

	Shares		Amount
	2015	2014	2015	2014
COMMON STOCK
Balance at Beginning of Year	24,167,865	24,107,865	$24,168	$24,108
Issuance to directors and employee for services	50,000	60,000	50	60
Balance at end of year	24,217,865	24,167,865	24,218	24,168
ADDITIONAL PAID-IN-CAPITAL
Balance at Beginning of Year			34,203,953	34,195,344
Issuance to directors for services			3,950	4,950
Issuance of shares and options to employees/consultant			4,054	3,659
Balance at end of year			34,211,957	34,203,953
ACCUMULATED DEFICIT
Balance at Beginning of Year			(31,738,002)	(31,851,020)
Net income			51,304	113,018
Balance at end of year			(31,686,698)	(31,738,002)
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance at Beginning of Year			1,721	-
Unrealized loss on marketable securities			(815)	1,721
Balance at end of year			906	1,721
Total Stockholders' Equity at End of Year			$2,550,383	$2,491,840

See accompanying notes to consolidated financial statements

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$51,304	$113,018
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	10,614	10,449
Accrued interest receivable	(5,032)	(500)
Gain on sale of marketable securities	(40,160)	(14,858)
Gain on sale of equipment	-	(850)
Loss on writedown of equipment	-	33,645
Loss on writedown of note receivable	-
Non-cash compensation expense	8,054	8,669
Changes in operating assets and liabilities:
Restricted cash	61,350	(61,350)
Accounts receivable	763	(10,538)
Inventory	(8,337)	(50,954)
Advance to hotels	(4,103)	(27,952)
Prepaid expenses	7,695	(97,816)
Accounts payable	(10,298)	7,771
Accrued liabilities	(7,803)	12,365
Borrowed shares	(60,959)	60,959
Customer deposits	-	(4,313)

Net Cash Provided by (Used in) Operating Activities	3,088	(22,255)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(1,537)	(6,901)
Purchases of investments in real property tax liens	(3,698)	(9,266)
Proceeds from collection of a real property tax lien	23,243	-
Proceeds from sale of equipment	-	850
Advances made under notes receivable	(640,000)	(700,000)
Proceeds from collection of note receivable	272,512	400,000
Purchase of marketable securities	(618,107)	(25,000)
Proceeds from sale of marketable securities	758,267	39,858
Proceeds from collection of note receivable, non-performing	-	399,863

Net Cash Provided by (Used in) Investing Activities	(209,320)	99,404

Net Increase (Decrease) in Cash	(206,232)	77,149

Cash and cash equivalents at Beginning of Period	1,453,971	1,376,822

Cash and cash equivalents at End of Period	$1,247,739	$1,453,971

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

Cash and Cash Equivalents – Cash and cash equivalents include highly liquid debt investments with original maturities of three months or less readily convertible to known amounts of cash. At December 31, 2015 and 2014, the Company held cash in excess of federally insured limits of $723,140 and $316,075, respectively.

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

Accounts Receivable – Accounts receivable are stated at the historical carrying amount, net of write-offs and allowances. The Company has established an overall allowance based upon historical experience of 7% at December 31, 2015 and 2014 of the outstanding balance in addition to any specific customer collection issues identified by the Company. Uncollectible accounts receivable are written off when a settlement is reached or when the Company has determined that the balance will not be collected.

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

Notes Receivable – The notes receivable are stated at the historical carrying amount and are evaluated for impairment. When projections indicate that the carrying value of the note is not recoverable, the carrying value will be reduced by the estimated excess of the carrying value over the projected discounted cash flows. No impairment was deemed necessary during 2015 or 2014. The carrying amount of the notes receivable approximates their fair value because of their short-term maturities.

Investment in Real Property Tax Liens – The investments in real property tax liens are accounted for as investments in troubled debt and are carried at cost. Collection of interest, penalties and expense reimbursements is not certain and is recognized upon being realized. The Company has evaluated the collectability of the tax liens and believes the investments are realizable over time as the first position liens are secured by the related real property and the estimated fair value of the real property is in excess of the carrying value of the tax liens and the estimated cost to foreclose and sell the real property. Therefore no impairment was recognized on the tax liens at December 31, 2015 and 2014.

Property and Equipment – Property and equipment consist primarily of eRoomServ refreshment centers and are stated at cost, less accumulated depreciation. Major additions and improvements are capitalized, while repairs and maintenance costs are expensed when incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets as follows:

eRoomServ refreshment centers in service (in years)	5	-	7
Computer and office equipment (in years)	3	-	7
Vehicles and other (in years)		7

Depreciation expense was $10,614 and $10,449 for the years ended December 31, 2015 and 2014, respectively. On retirement, trade-in or disposition of property and equipment, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the statement of operations.

During the second quarter 2014, the Company determined the need to reduce the carrying value of refreshment centers installed in hotel rooms to its estimated value. As a result, the cost of refreshment centers in the amount of $70,348 was written down in the amount of $33,645.

Capitalized Software Costs – In accordance with FASB Accounting Standards Codification (ASC) 985, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, development costs incurred in the research and development of new software products to be sold, leased or otherwise marketed are expensed as incurred until technological feasibility in the form of a working model has been established. Internally generated software development costs were $49,049 for the year ended December 31, 2015 and were $43,896 for the year ended December 31, 2014. The Company has charged its software development costs to research and development expense in the accompanying consolidated statements of operations.

Valuation of Long-Lived Assets – The carrying values of long-lived assets, including notes receivable, are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying values may not be recoverable. When such an event occurs the Company projects the undiscounted cash flows to be generated from the use of the asset and its eventual disposition over the remaining life of the asset. If projections indicate that the carrying value of the asset will not be recovered, the carrying value of the asset is reduced by the estimated excess of the carrying value over the projected discounted cash flows estimated to be generated by the asset. During second quarter 2014, the Company determined the need to reduce the carrying value of refreshment centers installed in hotel rooms to its estimated value. As a result, the Company recognized an impairment loss of $33,645 during the year ended December 31, 2014. The Company reevaluated its long-lived assets at December 31, 2015 and found they represented current estimated market value.

Revenue Recognition – The Company generates revenues from the sale of products in refreshment centers. Revenue from the sale of refreshments from the refreshment centers is recognized upon removal of the item from the refreshment center by the hotel guest.

Stock-Based Compensation – The Company has one stock-based employee compensation plan, which is described more fully in Note 8. The Company utilizes the fair value recognition provisions of FASB ASC 718, Stock Compensation. Accordingly, the Company records expense, if applicable, for (i) the unvested portion of grants issued during 2015 and 2014 and (ii) new grant issuances, both of which will be expensed over the requisite service (i.e., vesting) periods.

Sales and Marketing – Sales and marketing expenses include the costs of advertising, promotions, seminars, and other programs. Advertising costs are expensed as incurred. Advertising expense was $23,689 and $11,908 in fiscal years 2015 and 2014, respectively.

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

Net Loss per Common Share – Basic income per common share is computed by dividing net income by the weighted-average number of common shares outstanding. Diluted income per common share is computed by dividing net income by the weighted-average number of common shares and dilutive potential common share equivalents outstanding. When dilutive, the incremental potential common shares issuable upon exercise of stock options are determined by the treasury stock method.

The following table is a reconciliation of the numerators and denominators used in the calculation of basic and diluted loss per common share:

	For the years ended December 31,
	2015	2014
Net income	$51,304	$113,018
Basic weighted-average common shares outstanding	24,195,125	24,139,098
Effect of dilutive securities
Stock options and warrants	-	34,154
Diluted weighted-average common shares outstanding	24,195,125	24,173,252
Basic income per share	$0.00	$0.00
Diluted income per share	$0.00	$0.00

As of December 31, 2015 and 2014, there were potential common stock equivalents from options and warrants of 300,000 and 92,500 respectively that were not included in the computation of diluted loss per common share because their effect would have been anti-dilutive.

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

NOTE 2 – INVESTMENTS

Investment in Available for Sale Debt Securities

Debt and Equity Securities	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Corporate Debt Securities	$22,734	$906	$-	$23,640
Total	$22,734	$906	$-	$23,640

The corporate debt securities mature on August 31, 2018 and May 29, 2020.

Investment in Real Property Tax Liens – At December 31, 2015, the Company held $3,143 of real property tax liens from a municipality in New Jersey. During the year ended December 31, 2015, the Company purchased $3,698 of additional tax lien products and collected $23,243 of tax lien products. During the year ended December 31, 2014, the Company purchased $9,266 of additional tax lien products and did not collect any tax lien settlements. The New Jersey municipal tax liens are receivable from the real property owners and are secured by a first priority lien on the related real property. Upon foreclosure, the Company would obtain ownership of the real property. The tax lien receivables accrue interest up to 18% per annum, accrue penalties at 2% to 6% and are also increased by the amount of any collection expenses incurred. The investment in the real property tax liens are accounted for as an investment in troubled debts and are carried at cost. Collection of interest, penalties and expense reimbursements is not certain and is recognized upon being realized.

NOTE 3 – NOTES RECEIVABLE

Notes Receivable

In 2014 and 2015, the Company loaned $1,340,000 in amounts ranging from $250,000 to $450,000 to various parties for a one year term with mortgage notes ranging in interest from 5% - 12%. Interest is due and payable monthly. The entire principal amounts are due and payable on the maturity date. The mortgages are collateralized by either commercial or residential property. Proceeds collected on these notes in 2015 totaled $272,512. The carrying amounts of loans outstanding on December 31, 2014 and 2015 were $1,075,020 and $702,500 including interest accrued. The carrying amount of the note receivable approximates its fair value based on its short-term maturity. There was no loan loss allowance at December 31, 2015 due to the repayment in full of a loan in fourth quarter.

Accrued interest on notes receivable was $7,531 and $2,500 at December 31, 2015 and 2014 respectively, and was included in notes receivable in the accompanying consolidated balance sheets.

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

The Company uses fair value to measure certain assets and liabilities on a recurring basis when fair value is the primary measure for accounting. Fair value is also used on a nonrecurring basis to measure certain assets when applying lower of cost or market accounting or when adjusting carrying values. Fair value is also used when evaluating impairment on certain assets, including notes receivable and long-lived assets. The following table sets forth the estimated fair values of the Company’s financial assets, all of which were determined to be Level 2 fair values, as of December 31, 2015 and 2014:

	Total	Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2015

Assets:
Debt securities available for sale	$23,640	$-	$23,640	$-

December 31, 2014

Assets:
Debt securities available for sale	$24,455	$-	$24,455	$-

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Employment and Consulting Agreements - On March 27, 2014, the Company entered into an employment agreement with its chief executive officer and president for a two year term with automatic two year extensions unless terminated at least thirty days earlier in writing. The agreement provides for an annual salary of $150,000. The agreement requires that the chief executive officer not compete with the Company during the term of employment and for three years subsequent to termination.

On March 28, 2016, the Company entered into a new employment agreement with its chief executive officer and president for a two year term with automatic two year extensions unless terminated at least thirty days earlier in writing. The agreement provides for an annual salary of $175,000. The agreement also provides that its chief executive officer shall be eligible to receive a performance-based bonus of a warrant for 10% of the then outstanding shares of the company upon meeting certain specific terms. The agreement requires that the chief executive officer not compete with the Company during the term of employment and for three years subsequent to termination.

Operating Leases as Lessee - The Company leases office space in Lakewood, NJ for monthly rent payments of $1,750 through February 2016. Future lease payments through December 31, 2016 are $3,500. The lease renews on March 28, 2016 for a half year period through August 2016. Future lease payments through December 31, 2016 are $11,250. The Company is renting warehouse space in Salt Lake City, Utah, and Lakewood, NJ on a month to month basis. The leases provide for monthly rent payments totaling approximately $500.

Rent expense for the years ended December 31, 2015 and 2014 was $27,802 and $32,415, respectively.

NOTE 6 – INCOME TAXES

The Company files income tax returns in the U.S. federal jurisdiction, and various state jurisdictions. As of December 31, 2015, the Company had no unrecognized tax benefits that, if recognized, would affect the Company’s effective income tax rate over the next 12 months. The Company currently believes that all significant filing positions are highly certain and that all of its significant income tax filing positions and deductions would be sustained upon audit. Therefore, the Company has no reserves for uncertain tax positions and no adjustments to such reserves were required by generally accepted accounting principles. The Company’s tax returns are subject to U.S. federal or state and local examinations by tax authorities for the years ended December 31, 2012 through 2015. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in selling, general and administrative expenses. During the years ended December 31, 2015 and 2014, the Company did not incur any tax related interest and penalties.

The significant components of the Company's deferred income tax assets as of December 31, 2015 and 2014 are as follows:

For the years ending December 31,	2015	2014
Deferred Income Tax Assets:
Net operating loss carryforwards	$6,996,554	$7,016,411
Reserves and accrued liabilities	33,712	34,745
Other assets	2,141	(9,187)
Total Deferred Income Tax Assets	$7,032,407	$7,041,969
Valuation allowance	(7,032,407)	(7,041,969)
Deferred Income Tax Liability - Depreciation and Amortization	-	-
Net Deferred Income Tax Asset	$-	$-

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

No income tax provision or benefit was recognized from operations or from other comprehensive income during the years ended December 31, 2015 or 2014. The Company has paid no federal or state income taxes in 2015 and 2014:

The following is a reconciliation of the provision for income taxes from operations computed using the federal statutory rate to the provision for income taxes:

For the years ending December 31,	2015	2014
Tax at statutory rate (34%)	$17,443	$38,426
Other non-deductible expenses and adjustments	(8,543)	(15,841)
Change in valuation allowance	(9,562)	(24,043)
State tax, net of federal tax benefit	662	1,458
Provision for Income Taxes	$-	$-

The following summarizes the tax net operating loss carryforwards and their respective expiration dates as of December 31, 2015:

Years ending December 31,
2018	3,460,942
2019	3,032,912
2020	5,087,650
2021	2,704,379
2022	3,601,005
2023	1,169,588
2029	54,850
2031	83,846
2032	335,200
2033	295,512
Total net operating loss carryforwards	$19,825,884

NOTE 7 – STOCKHOLDERS' EQUITY

During the year ended December 31, 2015, the Company issued 50,000 shares of common stock valued at $4,000 ($0.08 per share based on market value on the date issued) to its Board of Directors for services rendered.

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

During the year ended December 31, 2015, the Company granted options to purchase 50,000 shares of common stock to an employee for extraordinary services rendered. These options, which vested immediately, have an exercise price of $0.06 per share and are exercisable through April 20, 2020. These options were valued at $2,436 using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 1.36%, dividend yield of 0.0%, volatility of 116% and expected life of 5 years. The pricing model utilized the full life of the options as the Company generally has a low turnover rate of its employees. During the year ended December 31, 2015, the Company granted options to purchase 25,000 shares of common stock to a consultant for extraordinary services rendered. These options, which vested immediately, have an exercise price of $0.08 per share and are exercisable through August 31, 2020. These options were valued at $1,619 using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 1.47%, dividend yield of 0.0%, volatility of 115% and expected life of 5 years. The pricing model utilized the full life of the options.

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

Compensation expense relating to stock options of $4,055 and $3,069 was recognized during the years ended December 31, 2015 and 2014, respectively. There was no unrecognized compensation related to stock options at December 31, 2015.

During the years ended December 31, 2015 and 2014, options to purchase 17,500 and 175,000 shares of common stock expired, respectively. During the years ended December 31, 2015 and 2014 no options were forfeited.

A summary of stock option and warrant activity for the years ended December 31, 2015 and 2014 is as follows:

	Options and Warrants	Exercise Price Range			Weighted - Average Exercise Price	Weighted- Average Life	Aggregate Intrinsic Value
Balance, December 31, 2013	342,500	$0.10	-	$0.22	$0.14	5.00	$2,000
Granted	75,000	0.06	-	0.08	0.07
Balance, December 31, 2014	242,500	$0.05	-	$0.22	$0.09	5.50	$4,250
Granted	75,000	0.06	-	0.08	0.07
Expired	(17,500)	0.16	-	0.22	0.19
Balance, December 31, 2015	300,000	0.05	-	0.17	0.08	5.40	$-
Exercisable, December 31, 2015	300,000	$0.05	-	$0.17	$0.08	5.40	$-
Weighted-average fair value of options granted during the year ended December 31, 2014							$0.04
Weighted-average fair value of options granted during the year ended December 31, 2015							$0.05

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

At December 31, 2015, the Company had accounts receivable from two customers accounting for 56% of total accounts receivable.

During the year ended December 31, 2015, revenues from two customers accounted for 62% of total revenues.

During the year ended December 31, 2014, revenues from two customers accounted for 62% of total revenues.

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company has had no disagreements with its independent accountants with respect to accounting practices or procedures or financial disclosure.

ITEM 9A.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2015. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, because of the material weaknesses in our internal control over financial reporting due to lack of segregation of duties and errors in financial statement presentation and disclosure discussed below, the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that the Company’s disclosure and controls are designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Notwithstanding the material weaknesses discussed below, our principal executive officer and principal financial officer have concluded that the consolidated financial statements included in this Form 10-K present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

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

Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2015 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Based on management’s assessment, including consideration of the control deficiency discussed below, management has concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2015 due to the fact that there was a material weakness in its internal control over financial reporting. Specifically, through the investigation discussed above, management identified a lack of segregation of duties.

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

Directors and Executive Officers

Name	Age	Position

David A. Gestetner	43	President, Chief Executive Officer, Secretary and Chairman of the Board
James C. Savas	55	Director
Lawrence K. Wein	73	Director

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

Lawrence K. Wein has served as director since October 2003. Mr. Wein is also a director at the Olstein Funds, which is a reporting company. Mr. Wein held several key positions at AT&T for over 30 years. Mr. Wein is presently retired from his positions. Mr. Wein received his Master's in Business Administration from Harvard Business School, and his Bachelor of Science in Engineering from Columbia University. Mr. Wein has significant business experience.  We believe his prior industry background and skill set make Mr. Wein well-suited to serve as a member of our board of directors.

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

Each director of the Company serves for a term of one year or until the successor is elected at the Company's annual shareholders' meeting and is qualified, subject to removal by the Company's shareholders.  Each officer serves, at the pleasure of the board of directors, for a term of one year and until the successor is elected at the annual meeting of the board of directors and is qualified.

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

Audit Committee. The audit committee, which was formed on August 18, 2000, is currently comprised of one director, Mr. Savas. The audit committee has the responsibility to:

●	recommend the firm that will serve as our independent public accountants;

●	review the scope and results of the audit and services provided by the independent public accountants;

●	meet with our financial staff to review accounting procedures and policies and internal controls; and

●	perform the other responsibilities set forth in its written charter.

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

To our knowledge, based solely on review of the copies of such reports furnished to us and written representations, we believe that during the fiscal year ended December 31, 2015 all applicable filing requirements were complied with by our executive officers and directors.

Code of Ethics

Because of our relatively small size we do not currently have a Code of Ethics applicable to our principal executive, financial and accounting officers

ITEM 11.    EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth summary information concerning the total remuneration paid or accrued by us, to or on behalf of our chief executive officer during the fiscal years ended December 31, 2015 and 2014 (“named executive officer”). No other executive officer earned in excess of $100,000 during the fiscal year ended December 31, 2015.

SUMMARY COMPENSATION TABLE
Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (i)	Total ($) (j)
David A. Gestetner,	2015	$150,000	$40,000	$-	$-	$-	$-	$-	$190,000
President, Chief Executive Officer, Secretary and Chairman	2014	$150,000	$40,000	$-	$-	$-	$-	$-	$190,000

On March 27, 2014, the Company entered into a two-year employment agreement with David A. Gestetner to serve as President and Chief Executive Officer for an initial two-year term. The term of such agreement will automatically be extended for successive two-year terms unless terminated at least 30 days prior to the end of the then current term.  Under the agreement, Mr. Gestetner is entitled to an annual base salary of $150,000, a performance-based bonus at the end of the fiscal year at the discretion of the compensation committee, health, dental and life insurance and a monthly car allowance. The agreement also provides that if sales double, profits triple or the market capital triples from the fiscal 2015 year, Mr. Gestetner shall be entitled to a 5-year warrants for 10% of the then outstanding shares of the Company at an exercise price of $0.05 (the market price at December 31, 2015). In addition, if Mr. Gestetner is terminated by the Company without cause, he is entitled to severance in the amount of two years of his base salary and the continuation of health, dental and car allowance benefits for such two-year period.

On February 22, 2016, the Company entered into a two-year employment agreement with David A. Gestetner to serve as President and Chief Executive Officer for an initial two-year term. The term of such agreement will automatically be extended for successive two-year terms unless terminated at least 30 days prior to the end of the then current term.  Under the agreement, Mr. Gestetner is entitled to an annual base salary of $175,000, a performance-based bonus at the end of the fiscal year at the discretion of the compensation committee, health, dental and life insurance and a monthly car allowance. In addition, if Mr. Gestetner is terminated by the Company without cause, he is entitled to severance in the amount of two years of his base salary and the continuation of health, dental and car allowance benefits for such two-year period.

Outstanding Equity Awards at Fiscal-Year End

There were no equity awards outstanding granted to or held by our named executive officer as of December 31, 2015.

Director Compensation

The following table sets forth the equity awards made to members of our board of directors during the fiscal year ended December 31, 2015:

DIRECTOR COMPENSATION
Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)		Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (h)
David Gestetner	-	-	[2]	-	-	-	-	-
James C. Savas	-	2,000	[1]	-	-	-	-	2,000
Lawrence K. Wein	-	2,000	[1]	-	-	-	-	2,000

(1)	Reflects the issuance of 25,000 shares of restricted common stock issued to each of Mr. Wein and Savas on June 15, 2015 for serving as directors of the Company.

(2)	As CEO and President of the Company, David Gestetner does not receive director’s compensation.

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

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table lists, as of March 28, 2016, the number of shares of our common stock that are beneficially owned by (i) each person or entity known to us to be the beneficial owner of more than 5% of our common stock; (ii) each executive officer and director of our company; and (iii) all executive officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The beneficial ownership is calculated based on 24,217,865 shares of common stock outstanding as of March 28, 2016.

Unless otherwise indicated, the address of each person or entity listed is c/o eRoomSystem Technologies, Inc., 150 Airport Road, Suite 1200, Lakewood, NJ 08701.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Ash Capital, LLC	3,685,449	[3]	15.2%
David A. Gestetner	6,448,491	[1]	26.6%
James C. Savas	3,978,001	[2]	16.4%
David Harkness	3,704,680	[2]	15.3%
Lawrence K. Wein	280,000		1.2%
Executive Officers and Directors, as a group (3 individuals)	10,706,492		44.2%

(1) Includes (i) 4,953,644 shares held by Gestetner Group, LLC, a New Jersey limited liability company, of which Mr. Gestetner is the sole member, (ii) 191,153 shares held by Mr. Gestetner’s spouse and (iii) 200,000 shares held by a private operating foundation as to which Mr. Gestetner as an officer has sole voting and dispositive power.

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

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Stock Issuance to Directors

25,000 shares of restricted common stock were issued to each of Mr. Wein and Savas on June 15, 2015 for serving as directors of the Company.

On March 27, 2016, the Company entered into a two-year employment agreement with David A. Gestetner to serve as President and Chief Executive Officer for an initial two-year term. The agreement provides that if sales double, profits triple or the market capital triples from the fiscal 2015 year, Mr. Gestetner shall be entitled to a 5-year warrants for 10% of the then outstanding shares of the Company at an exercise price of $0.05 (the market price at December 31, 2015).

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

For the fiscal years ended December 31, 2015 and 2014, the fees for services provided by our independent registered public accounting firm were as follows:

	2015	2014
Audit fees (1)	$15,000	$19,000
Audit-related fees (2)	-
Tax fees (3)	-	-
All other fees	-	-
	$15,000	$19,000

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

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit
Number	Document Name

3.01	Amendment and Restatement of Articles of Incorporation	Incorporated by reference to Form SB-2 filed on April 14, 2000

3.02	Certificate of Correction dated May 30, 2000	Incorporated by reference to Pre-effective Amendment No. 1 of Form SB-2 filed on July 14, 2000

3.06	Amended and Restated Bylaws	Incorporated by reference to Form SB-2 filed on June 9, 2000

3.07	Second Amendment and Restatement of Articles of Incorporation	Incorporated by reference to Pre-effective Amendment No. 2 of Form SB-2 filed on July 14, 2000

3.08	Second Amended and Restated Bylaws	Incorporated by reference to Pre-effective Amendment No. 2 of Form SB-2 filed on July 14, 2000

4.01	Form of Common Stock Certificate	Incorporated by reference to Form SB-2 filed on April 14, 2000

10.01	Amended and Restated 2000 Stock Option and Incentive Plan	Incorporated by reference to Form SB-2 filed on June 9, 2000

10.13	Loan and Security Agreement by and between RoomSystem Technologies, Inc. and Ash Capital, LLC dated February 15, 2000	Incorporated by reference to Form SB-2 filed on April 14, 2000

10.13A	Exhibits to Loan and Security Agreement by and between RoomSystem Technologies, Inc. and Ash Capital, LLC dated February 15, 2000	Incorporated by reference to Form SB-2 filed on June 9, 2000

10.15	Form of Hotel Revenue-Sharing Lease Agreement	Incorporated by reference to Form SB-2 filed on June 9, 2000

10.16	Form of Noncompetition and Nondisclosure Agreement (Sales)	Incorporated by reference to Form SB-2 filed on April 14, 2000

10.17	Form of Consulting Agreement	Incorporated by reference to Form SB-2 filed on April 14, 2000

10.18	Form of Sales Representation Agreement	Incorporated by reference to Form SB-2 filed on April 14, 2000

10.22	Form of Installation, Co-Maintenance and Software Licensing and Upgrade Agreement	Incorporated by reference to Form SB-2 filed on June 9, 2000

10.3	Shareholders' Agreement and Proxy by and among Ash Capital, LLC, RoomSystems, Inc. and certain stockholders of RoomSystems, Inc. dated August 17, 1999	Incorporated by reference to Form SB-2 filed on April 14, 2000

10.38	Stock Purchase Agreement by and between eRoomSystem Technologies, Inc. and Ash Capital, LLC dated November 8, 2002	Incorporated by reference to Form 10-QSB filed on November 14, 2002

10.39	Secured Convertible Promissory Note issued in favor of Ash Capital, LLC dated November 8, 2002.	Incorporated by reference to Form 10-QSB filed on November 14, 2002

10.44	Warrant to Purchase Shares of Common Stock issued in favor of Ash Capital, LLC dated October 1, 2003	Incorporated by reference to Form 10-KSB filed on March 30, 2004

10.46	Investors Rights Agreement between eRoomSystem Technologies, Inc., Ash Capital, LLC, and certain security holders dated October 1, 2003	Incorporated by reference to Form 10-KSB filed on March 30, 2004

10.8	Employment Agreement of David Gestetner dated as of March 27, 2014	Incorporated by reference to Form 10-K filed on April 3, 2014

10.81	Purchase and Sale Agreeement by and between CardinalPointe Capital and eRoomSystem Technologies, Inc. dated June 16, 2009	Incorporated by reference to Form 8-K filed on June 17, 2009

10.82	Employment Agreement of David Gestetner dated as of March 27, 2016	Filed herewith

21	List of Subsidiaries	Filed herewith

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted by Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

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

eRoomSystem Technologies, Inc.

By:	/s/ David A. Gestetner
Name:	David A. Gestetner
Title:	President, Chief Executive Officer, Secretary and Chairman of the Board (Principal Executive, Financial and Accounting Officer)

Date:	March 28, 2016

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David A. Gestetner	President, Chief Executive Officer,	March 28, 2016
David A. Gestetner	Secretary and Chairman of the Board (Principal Executive, Financial and Accounting Officer)

/s/ James C. Savas	Director	March 28, 2016
James C. Savas

/s/ Lawrence K. Wein	Director	March 28, 2016
Lawrence K. Wein