Form 10-Q
period 2016-06-30
EROOMSYSTEM TECHNOLOGIES INC
filed 2016-08-04
CIK 1110361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

The number of shares of the issuer’s common stock issued and outstanding as of August 4, 2016 was 24,217,865 shares.

EROOMSYSTEM TECHNOLOGIES, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
	2016	2015
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,286,160	$1,247,739
Investment in available for sale securities	25,172	23,640
Notes receivable	425,407	1,075,020
Accounts receivable, net of allowance for doubtful accounts of $4,464 and $5,044	59,320	67,008
Inventory	102,586	101,928
Advance to hotels	83,027	78,473
Prepaid expenses	580,282	3,369
Total Current Assets	2,561,954	2,597,177
PROPERTY AND EQUIPMENT
Property and equipment, net of accumulated depreciation of $28,686 and $23,524	38,442	39,810
INVESTMENT IN REAL PROPERTY TAX LIENS	3,143	3,143
DEPOSITS	2,933	2,933

Total Assets	$2,606,472	$2,643,063

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$21,140	$12,485
Accrued liabilities	23,590	80,195
Total Current Liabilities	44,730	92,680

Total Liabilities	44,730	92,680

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none outstanding	-	-
Common stock, $0.001 par value; 50,000,000 shares authorized; shares outstanding 24,217,865 and 24,217,865	24,218	24,218
Additional paid-in capital	34,218,040	34,211,957
Accumulated deficit	(31,682,954)	(31,686,698)
Accumulated other comprehensive income	2,438	906
Total Stockholders' Equity	2,561,742	2,550,383

Total Liabilities and Stockholders' Equity	$2,606,472	$2,643,063

See accompanying notes to condensed consolidated financial statements.

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015
REVENUE	$234,362	$214,496	$463,421	$414,290
COST OF REVENUE	137,051	123,675	285,122	234,367
GROSS MARGIN	97,311	90,821	178,299	179,923
OPERATING EXPENSES
Selling, general and administrative expense, including non-cash compensation of $2,434, $6,436, $6,084 and $6,436	101,324	101,479	192,405	195,268
Research and development expense	9,413	10,066	24,107	22,569
Net Operating Expenses	110,737	111,545	216,512	217,837
OTHER INCOME
Investment Income	16,749	52,696	41,957	80,943
Net Income	3,323	31,972	3,744	43,029
Other Comprehensive Income
Unrealized holding gain (loss)	1,154	(114)	1,532	364
Comprehensive Income	$4,477	$31,858	$5,276	$43,393
Basic Income Per Common Share	$0.00	$0.00	$0.00	$0.00
Diluted Income Per Common Share	$0.00	$0.00	$0.00	$0.00

See accompanying notes to condensed consolidated financial statements.

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the six months ended June 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,744	$43,029
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	5,163	6,317
Accrued interest receivable	5,767	(5,095)
Gain on sale of marketable securities	-	(35,901)
Non-cash compensation expense	6,083	6,435
Changes in operating assets and liabilities:
Restricted cash	-	61,350
Accounts receivable	7,688	(19,311)
Inventory	14,056	(34,967)
Advance to hotels	(4,554)	(3,356)
Prepaid expenses	(576,913)	4,271
Accounts payable	8,655	(9,045)
Accrued liabilities	(56,605)	(45,491)
Borrowed shares	-	(60,959)

Net Cash Used In Operating Activities	(586,916)	(92,723)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(18,509)	-
Purchases of investments in real property tax liens	-	(3,698)
Advances made under notes receivable	-	(390,000)
Proceeds from collection of note receivable	643,846	13,828
Purchase of marketable securities	-	(415,325)
Proceeds from sale of marketable securities	-	518,447

Net Cash Provided by (Used in) Investing Activities	625,337	(276,748)

Net Increase (Decrease) in Cash	38,421	(369,471)

Cash and cash equivalents at Beginning of Period	1,247,739	1,453,971

Cash and cash equivalents at End of Period	$1,286,160	$1,084,500

See accompanying notes to condensed consolidated financial statements.

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Condensed Financial Statements - The accompanying unaudited condensed consolidated financial statements include the accounts of eRoomSystem Technologies, Inc. and its wholly-owned subsidiaries (the "Company"). Intercompany accounts and transactions have been eliminated in consolidation. These financial statements are condensed and, therefore, do not include all disclosures normally required by generally accepted accounting principles. These statements should be read in conjunction with the Company's annual financial statements for the fiscal year ended December 31, 2015 included in the Company's Annual Report on Form 10-K. In particular, the Company's organization, nature of operations and significant accounting principles were presented in Note 1 to the consolidated financial statements in that annual report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying unaudited condensed consolidated financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying unaudited condensed consolidated financial statements for the six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2016.

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

Investment in Real Property Tax Liens – The investments in the real property tax liens are accounted for as an investment in troubled debts and are carried at cost. Collection of interest, penalties and expense reimbursements is not certain and is recognized upon being realized. The Company has evaluated the collectability of the tax liens and believes the investments are realizable over time as the first position liens are secured by the related real property and the estimated fair value of the real property is in excess of the carrying value of the tax liens and the estimated cost to foreclose and sell the real property. Therefore no impairment was recognized on the tax liens at June 30, 2016 and December 31, 2015.

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

The following table is a reconciliation of the numerators and denominators used in the calculation of basic and diluted loss per share for the three and six months ended June 30, 2016 and 2015:

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015
Net income	$3,323	$31,972	$3,744	$43,029
Basic weighted-average common shares outstanding	24,217,865	24,176,107	24,217,865	24,172,009
Effect of dilutive securities
Stock options and warrants	50,119	44,236	50,000	39,306
Diluted weighted-average common shares outstanding	24,267,984	24,220,343	24,267,865	24,211,315
Basic income per share	$0.00	$0.00	$0.00	$0.00
Diluted income per share	$0.00	$0.00	$0.00	$0.00

During the six months ended June 30, 2016 and 2015, there were 125,000 and 92,500, respectively, of potential common stock equivalents from options were not included in the computation of diluted loss per share because their effect would have been anti-dilutive.

NOTE 2 – INVESTMENTS

Investment in Real Property Tax Liens – At June 30, 2016, the Company held $3,143 of real property tax liens, carried at lower of cost or estimated net realizable value, from various municipalities in New Jersey. The New Jersey municipal tax liens are receivable from the real property owners and are secured by a first priority lien on the related real property. Upon foreclosure, the Company would obtain ownership of the real property. The tax lien receivables accrue interest up to 18% per annum, accrue penalties at 2% to 6% and are also increased by the amount of any collection expenses incurred. The investment in the real property tax liens are accounted for as an investment in troubled debts and are carried at cost. Collection of interest, penalties and expense reimbursements is not certain and is recognized upon being realized.

Investment in Available for Sale Debt Securities

Debt and Equity Securities	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Corporate Debt Securities	$22,734	$2,438	$-	$25,172
Total	$22,734	$2,438	$-	$25,172

The corporate debt securities mature on August 31, 2018 and May 29, 2020.

NOTE 3 – NOTES RECEIVABLE

To date, the Company loaned $1,492,000 in amounts ranging from $150,000 to $450,000 to various parties for a one year term with mortgage notes ranging in interest from 5% - 12%. Interest is due and payable monthly. The entire principal amounts are due and payable on the maturity date. The mortgages are collateralized by either commercial or residential property. Proceeds collected on these notes during the six months ended June 30, 2016 totaled $643,846 and during the year ended December 31, 2015 totaled $272,512. The carrying amounts of loans outstanding on June 30, 2016 and December 31, 2015 were $425,407 and $1,075,020 including interest accrued. The carrying amount of the notes receivable approximates their fair values based on their short-term maturity.

Accrued interest on notes receivable was $1,765 and $7,531 at June 30, 2016 and December 31, 2015 respectively, and was included in notes receivable in the accompanying consolidated balance sheets.

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4 – STOCKHOLDERS’ EQUITY

During the six months ended June 30, 2016, the Company granted options to purchase 75,000 shares of common stock to employees for services rendered. These options, which vested immediately, have an exercise price of $0.06 per share and are exercisable through March 31, 2021. These options were valued at approximately $0.05 per share, or $3,650, using the Black-Scholes option pricing model with the following assumptions: market value of the common stock of $0.06 per share, risk free interest rate of 1.21%, dividend yield of 0.0%, volatility of 116% and expected life of 5 years. The pricing model utilized the full life of the options as the Company generally has a low turnover rate of its employees.

During the six months ended June 30, 2016, the Company granted options to purchase 50,000 shares of common stock to a consultant for services rendered. These options, which vested immediately, have an exercise price of $0.06 per share and are exercisable through April 1, 2021. These options were valued at approximately $0.05 per share, or $2,434, using the Black-Scholes option pricing model with the following assumptions: market value of the common stock of $0.06 per share, risk free interest rate of 1.21%, dividend yield of 0.0%, volatility of 116% and expected life of 5 years.

Stock-based compensation expense relating to stock options of $6,084 and $6,436 was recognized during the six months ended June 30, 2016 and 2015, respectively. There was no unrecognized compensation related to stock options at June 30, 2016. A summary of stock option and warrant activity for the six months ended June 30, 2016 is as follows:

	Options and Warrants	Exercise Price Range			Weighted - Average Exercise Price	Weighted- Average Life	Aggregate Intrinsic Value
Balance, December 31, 2015	300,000	$0.05	-	$0.17	$0.08	5.40	$-
Granted	125,000	0.06	-	0.06	0.06
Expired	(25,000)	0.17	-	0.17	0.17
Balance, June 30, 2016	400,000	0.05	-	0.12	0.06	5.00	$3,500
Exercisable, June 30, 2016	400,000	$0.05	-	$0.12	$0.06	5.00	$3,500
Weighted-average fair value of options granted during the six months ended June 30, 2016							$0.05

All of the options and warrants were exercisable at June 30, 2016. At June 30, 2016 the intrinsic value for the options and warrants outstanding was $3,500.

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

The Company uses fair value to measure certain assets and liabilities on a recurring basis when fair value is the primary measure for accounting. Fair value is also used on a nonrecurring basis to measure certain assets when applying lower of cost or market accounting or when adjusting carrying values. Fair value is also used when evaluating impairment on certain assets, including notes receivable and long-lived assets. The following table sets forth the estimated fair values of the Company’s financial instruments that are measured at fair value on a reoccurring basis as of June 30, 2016 and December 31, 2015:

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Fair Value of Financial Instruments

		Quoted Prices
		in
		Active
		Markets		Significant
		for Identical	Significant	Unobservable
		Assets	Observable Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
June 30, 2016

Assets:
Debt securities available for sale	$25,172	$-	$25,172	$-

December 31, 2015

Assets:
Debt securities available for sale	$23,640	$-	$23,640	$-

Fair Value of Financial Instruments Not Required To Be Reported at Fair Value

The fair values of real property tax liens and notes receivable are based on a combination of the stated or implied interest rates at the measurement dates, approximate their carrying amounts and are considered to fall within Level 3 of the fair value hierarchy.

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

At June 30, 2016, the Company had accounts receivable from one customers which accounted for 36% of total accounts receivable and from a second customer which accounted for 42% of total accounts receivable.

During the six months ended June 30, 2016, revenues from one customer accounted for 38% of total revenues and 26% from a second customer.

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

Research and development expenses consist of payroll and related costs for hardware and software engineers, quality assurance specialists, management personnel, and the costs of materials used by our consultants in research and development for new products. Research and development expenses in the six months ended June 30, 2016 and 2015 were $24,107 and $22,569, respectively.

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

Comparison of Three Months Ended June 30, 2016 and 2015

Revenue

Revenue from product sales and maintenance was $243,362 for the three months ended June 30, 2016, compared to $214,496 for the three months ended June 30, 2015, representing an increase of $19,866, or 9%. The increase in revenues related to improved sales in 2016.

Cost of Revenue

Our cost of product sales and maintenance revenue for the three months ended June 30, 2016 was $137,051, compared to $123,675 for the three months ended June 30, 2015, an increase of $13,376, or 11%. The increase in cost of revenue related to the increase in sales as well as increases in labor costs and cost of goods. The gross margin percentage on revenue from product sales revenue was 42% in 2016 and in 2015.

The changes and percent changes with respect to our revenues and our cost of revenue for the three months ended June 30, 2016 and 2015 are summarized as follows:

	For the three months ended June 30,
	2016	2015	Change	Percent Change

REVENUE	$234,362	$214,496	$19,866	9%

COST OF REVENUE	$137,051	$123,675	$13,376	11%

Although the preceding table summarizes the net changes and percent changes with respect to our revenues and our cost of revenue for the three months ended June 30, 2016 and 2015, the trends contained therein are limited and should not be viewed as a definitive indication of our future results.

Operating Expenses

Selling, General and Administrative — Selling, general and administrative expenses, including non-cash compensation expense, were $101,324 for the three months ended June 30, 2016, compared to $101,479 for the three months ended June 30, 2015, representing a decrease of $155, or 0%.

Research and Development—Research and development expenses were $9,413 for the three months ended June 30, 2016, compared to $10,066 for the three months ended June 30, 2015 representing a decrease of $653 or 6%.

Investment Income

Our investment income was $16,749 for the three months ended June 30, 2016, compared to $52,696 for the three months ended June 30, 2015, representing a decrease of $35,947, or 68%. The change in investment income related to sales of available-for-sale securities in the three months ended June 30, 2015.

Net Income

We realized a net income of $3,323 for the three months ended June 30, 2016, compared to a net income of $31,972 for the three months ended June 30, 2015. The $28,649 change related primarily to the decrease investment income during the three months ended June 30, 2016.

Comparison of Six Months Ended June 30, 2016 and 2015

Revenue

Revenue from product sales and maintenance was $463,421 for the six months ended June 30, 2016, compared to $414,290 for the six months ended June 30, 2015, representing an increase of $49,131, or 12%. The increase in revenues related to improved sales in 2016.

Cost of Revenue

Our cost of product sales and maintenance revenue for the six months ended June 30, 2016 was $285,122, compared to $234,367 for the six months ended June 30, 2015, an increase of $50,755, or 22%. The increase in cost of revenue related to the increase in sales as well as increases in labor costs and cost of goods. The gross margin percentage on revenue from product sales revenue was 38% in 2016 as compared to 43% in 2015.

The changes and percent changes with respect to our revenues and our cost of revenue for the six months ended June 30, 2016 and 2015 are summarized as follows:

	For the six months ended June 30,
	2016	2015	Change	Percent Change

REVENUE	$463,421	$414,290	$49,131	12%

COST OF REVENUE	$285,122	$234,367	$50,755	22%

Although the preceding table summarizes the net changes and percent changes with respect to our revenues and our cost of revenue for the six months ended June 30, 2016 and 2015, the trends contained therein are limited and should not be viewed as a definitive indication of our future results.

Operating Expenses

Selling, General and Administrative — Selling, general and administrative expenses, including non-cash compensation expense, were $192,405 for the six months ended June 30, 2016, compared to $195,268 for the six months ended June 30, 2015, representing a decrease of $2,863, or 1% due to a combination of a lot  of small items.

Research and Development—Research and development expenses were $24,107 for the six months ended June 30, 2016, compared to $22,569 for the six months ended June 30, 2015 representing an increase of $1,538 or 7%.

Investment Income

Our investment income was $41,957 for the six months ended June 30, 2016, compared to $80,943 for the six months ended June 30, 2015, representing a decrease of $38,986, or 48%. The change in investment income related to sales of available-for-sale securities in the six months ended June 30, 2015.

Net Income

We realized a net income of $3,744 for the six months ended June 30, 2016, compared to a net income of $43,029 for the six months ended June 30, 2015. The $39,285 change related primarily to the decrease in investment income during the six months ended June 30, 2016.

Liquidity and Capital Resources

Our accumulated deficit decreased from $31,686,698 at December 31, 2015 to $31,682,954 at June 30, 2016. The $3,744 decrease in accumulated deficit resulted directly from the net income realized for the six months ended June 30, 2016.

At June 30, 2016, our principal sources of liquidity consisted of $1,286,160 of cash as compared to $1,247,739 at December 31, 2015. At June 30, 2016, we had working capital of $2,517,224, as compared to $2,504,497 at December 31, 2015. In addition, our stockholders' equity was $2,561,742 at June 30, 2016, compared to stockholders' equity of $2,550,383 at December 31, 2015, an increase of $11,359. The increase in cash reflects various items. We believe that we have sufficient funds for the next twelve months.

Net cash used in operations for the six months ended June 30, 2016 was $586,916 as compared to $92,723 used in the period ended June 30, 2015. The cash used during the six months ended June 30, 2016 primarily related directly to a prepayment for a potential investment.

Investing activities for the six months ended June 30, 2016 provided net cash of $625,337, compared to $276,748 of net cash used during the six months ended June 30, 2015. The change in cash used related to the advances and collections under Notes Receivable in 2016 and 2015.

There were no financing activities in the six months ended June 30, 2016 and 2015.

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

Contractual Cash Obligations and Commercial Commitments

There were no significant contractual cash obligations or commercial commitments either on or off balance sheet as of June 30, 2016.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our Chief Executive Officer and Chief Financial Officer have reviewed the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q and have concluded that because of the material weakness in our internal control over financial reporting due to lack of segregation of duties, the Company’s disclosure controls and procedures were not effective as of June 30, 2016 to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that the Company’s disclosure and controls are designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Notwithstanding the material weakness discussed below, our principal executive officer and principal financial officer have concluded that the condensed consolidated financial statements (unaudited) included in this Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

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

Date: August 4, 2016
	By:	/s/ David A. Gestetner
	Name:	David A. Gestetner
	Title:	President, Chief Executive Officer, Secretary,
and Chairman of the Board
(Principal Executive, Financial, and Accounting Officer)