Form 10-Q
period 2016-09-30
EROOMSYSTEM TECHNOLOGIES INC
filed 2016-11-14
CIK 1110361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

The number of shares of the issuer’s common stock issued and outstanding as of November 14, 2016 was 24,217,865 shares.

EROOMSYSTEM TECHNOLOGIES, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
	2016	2015
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,638,990	$1,247,739
Investment in available for sale securities	24,886	23,640
Notes receivable	573,324	1,075,020
Accounts receivable, net of allowance for doubtful accounts of $7,005 and $5,044	93,070	67,008
Inventory	101,244	101,928
Advance to hotels	80,998	78,473
Prepaid expenses	23,479	3,369
Total Current Assets	2,535,991	2,597,177
PROPERTY AND EQUIPMENT
Property and equipment, net of accumulated depreciation of $31,287 and $23,524	31,482	39,810
INVESTMENT IN REAL PROPERTY TAX LIENS	3,143	3,143
DEPOSITS AND OTHER ASSETS	2,933	2,933
Total Assets	$2,573,549	$2,643,063

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$25,760	$12,485
Accrued liabilities	24,303	80,195
Total Current Liabilities	50,063	92,680
Total Liabilities	50,063	92,680
STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none outstanding	-	-
Common stock, $0.001 par value; 50,000,000 shares authorized; shares outstanding 24,217,865 and 24,217,865	24,218	24,218
Additional paid-in capital	34,218,040	34,211,957
Accumulated deficit	(31,720,924)	(31,686,698)
Accumulated other comprehensive income	2,152	906
Total Stockholders' Equity	2,523,486	2,550,383

Total Liabilities and Stockholders' Equity	$2,573,549	$2,643,063

See accompanying notes to condensed consolidated financial statements.

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015
REVENUE	$214,413	$229,873	$677,834	$644,163
COST OF REVENUE	137,022	137,596	422,144	371,963
GROSS MARGIN	77,391	92,277	255,690	272,200
OPERATING EXPENSES

Selling, general and administrative expense, including non-cash compensation of $0, $1,619, $6,084 and $8,054	110,331	95,114	302,736	290,382
Research and development expense	15,550	13,103	39,657	35,672
Net Operating Expenses	125,881	108,217	342,393	326,054
OTHER INCOME
Investment Income	10,520	23,464	52,477	104,407
Net Income (Loss)	(37,970)	7,524	(34,226)	50,553
Other Comprehensive Income (Loss)
Unrealized holding gain (loss)	(286)	(801)	1,246	(437)
Comprehensive Income (Loss)	$(38,256)	$6,723	$(32,980)	$50,116
Basic Income (Loss) Per Common Share	$(0.00)	$0.00	$(0.00)	$0.00
Diluted Income (Loss) Per Common Share	$(0.00)	$0.00	$(0.00)	$0.00

See accompanying notes to condensed consolidated financial statements.

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the nine months ended September 30,

	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(34,226)	$50,553
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	7,764	8,441
Accrued interest receivable	5,494	(2,539)
Gain on sale of marketable securities	-	(40,160)
Non-cash compensation expense	6,083	8,054
Changes in operating assets and liabilities:
Restricted cash	-	61,350
Accounts receivable	(26,062)	(35,927)
Inventory	20,370	(17,624)
Advance to hotels	(2,525)	(1,973)
Prepaid expenses	(20,110)	417
Accounts payable	7,775	4,613
Accrued liabilities	(50,392)	(33,604)
Borrowed shares	-	(60,959)
Net Cash Used In Operating Activities	(85,829)	(59,358)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(19,122)	-
Purchases of investments in real property tax liens	-	(3,698)
Advances made under notes receivable	(150,000)	(390,000)
Proceeds from collection of note receivable	646,202	270,624
Purchase of marketable securities	-	(618,107)
Proceeds from sale of marketable securities	-	758,267
Net Cash Provided by Investing Activities	477,080	17,086

Net Increase (Decrease) in Cash	391,251	(42,272)

Cash and cash equivalents at Beginning of Period	1,247,739	1,453,971

Cash and cash equivalents at End of Period	$1,638,990	$1,411,699

See accompanying notes to condensed consolidated financial statements.

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Condensed Financial Statements - The accompanying unaudited condensed consolidated financial statements include the accounts of eRoomSystem Technologies, Inc. and its wholly-owned subsidiaries (the "Company"). Intercompany accounts and transactions have been eliminated in consolidation. These financial statements are condensed and, therefore, do not include all disclosures normally required by generally accepted accounting principles. These statements should be read in conjunction with the Company's annual financial statements for the fiscal year ended December 31, 2015 included in the Company's Annual Report on Form 10-K. In particular, the Company's organization, nature of operations and significant accounting principles were presented in Note 1 to the consolidated financial statements in that annual report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying unaudited condensed consolidated financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying unaudited condensed consolidated financial statements for the nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2016.

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

Investment in Real Property Tax Liens – The investments in the real property tax liens are accounted for as an investment in troubled debts and are carried at cost. Collection of interest, penalties and expense reimbursements is not certain and is recognized upon being realized. The Company has evaluated the collectability of the tax liens and believes the investments are realizable over time as the first position liens are secured by the related real property and the estimated fair value of the real property is in excess of the carrying value of the tax liens and the estimated cost to foreclose and sell the real property. Therefore no impairment was recognized on the tax liens at September 30, 2016 and December 31, 2015.

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

The following table is a reconciliation of the numerators and denominators used in the calculation of basic and diluted loss per share for the three and nine months ended September 30, 2016 and 2015:

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015
Net income (loss)	$(37,970)	$7,524	$(34,226)	$50,553
Basic weighted-average common shares outstanding	24,217,865	24,176,107	24,217,865	24,172,009
Effect of dilutive securities
Stock options and warrants	-	44,236	-	39,306
Diluted weighted-average common shares outstanding	24,217,865	24,220,343	24,217,865	24,211,315
Basic income (loss) per share	$(0.00)	$0.00	$(0.00)	$0.00
Diluted income (loss) per share	$(0.00)	$0.00	$(0.00)	$0.00

During the nine months ended September 30, 2015, there were 92,500 of potential common stock equivalents from options that were not included in the computation of diluted loss per share because their effect would have been anti-dilutive.

During the nine months ended September 30, 2016, there were 400,000 of potential common stock equivalents from options that were not included in the computation of diluted loss per share because their effect would have been anti-dilutive.

NOTE 2 – INVESTMENTS

Investment in Real Property Tax Liens – At September 30, 2016, the Company held $3,143 of real property tax liens, carried at lower of cost or estimated net realizable value, from various municipalities in New Jersey. The New Jersey municipal tax liens are receivable from the real property owners and are secured by a first priority lien on the related real property. Upon foreclosure, the Company would obtain ownership of the real property. The tax lien receivables accrue interest up to 18% per annum, accrue penalties at 2% to 6% and are also increased by the amount of any collection expenses incurred. The investment in the real property tax liens are accounted for as an investment in troubled debts and are carried at cost. Collection of interest, penalties and expense reimbursements is not certain and is recognized upon being realized.

Investment in Available for Sale Debt Securities

Debt and Equity Securities	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Corporate Debt Securities	$22,734	$2,152	$-	$24,886
Total	$22,734	$2,152	$-	$24,886

The corporate debt securities mature on August 31, 2018 and May 29, 2020.

NOTE 3 – NOTES RECEIVABLE

To date, the Company loaned $1,642,000 in amounts ranging from $150,000 to $450,000 to various parties for a one year term with mortgage notes ranging in interest from 4.5% - 12%. Interest is due and payable monthly. The entire principal amounts are due and payable on the maturity date. The mortgages are collateralized by either commercial or residential property. Proceeds collected on these notes during the nine months ended September 30, 2016 totaled $646,202 and during the year ended December 31, 2015 totaled $272,512. The carrying amounts of loans outstanding on September 30, 2016 and December 31, 2015 were $573,324 and $1,075,020 including interest accrued. The carrying amount of the notes receivable approximates their fair values based on their short-term maturity.

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Accrued interest on notes receivable was $2,037 and $7,531 at September 30, 2016 and December 31, 2015 respectively, and was included in notes receivable in the accompanying consolidated balance sheets.

NOTE 4 – STOCKHOLDERS’ EQUITY

During the nine months ended September 30, 2016, the Company granted options to purchase 75,000 shares of common stock to employees for services rendered. These options, which vested immediately, have an exercise price of $0.06 per share and are exercisable through March 31, 2021. These options were valued at approximately $0.05 per share, or $3,650, using the Black-Scholes option pricing model with the following assumptions: market value of the common stock of $0.06 per share, risk free interest rate of 1.21%, dividend yield of 0.0%, volatility of 116% and expected life of 5 years. The pricing model utilized the full life of the options as the Company generally has a low turnover rate of its employees.

During the nine months ended September 30, 2016, the Company granted options to purchase 50,000 shares of common stock to a consultant for services rendered. These options, which vested immediately, have an exercise price of $0.06 per share and are exercisable through April 1, 2021. These options were valued at approximately $0.05 per share, or $2,434, using the Black-Scholes option pricing model with the following assumptions: market value of the common stock of $0.06 per share, risk free interest rate of 1.21%, dividend yield of 0.0%, volatility of 116% and expected life of 5 years.

Stock-based compensation expense relating to stock options of $6,084 and $8,054 was recognized during the nine months ended September 30, 2016 and 2015, respectively. There was no unrecognized compensation related to stock options at September 30, 2016. A summary of stock option and warrant activity for the nine months ended September 30, 2016 is as follows:

	Options and Warrants	Exercise Price Range			Weighted - Average Exercise Price	Weighted- Average Life	Aggregate Intrinsic Value
Balance, December 31, 2015	300,000	$0.05	-	$0.17	$0.08	5.40	$-
Granted	125,000	0.06	-	0.06	0.06
Expired	(25,000)	0.17	-	0.17	0.17
Balance, September 30, 2016	400,000	0.05	-	0.12	0.06	5.00	$750
Exercisable, September 30, 2016	400,000	$0.05	-	$0.12	$0.06	5.00	$750
Weighted-average fair value of options granted during the nine months ended September 30, 2016							$0.05

All of the options and warrants were exercisable at September 30, 2016. At September 30, 2016 the intrinsic value for the options and warrants outstanding was $750.

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

The Company uses fair value to measure certain assets and liabilities on a recurring basis when fair value is the primary measure for accounting. Fair value is also used on a nonrecurring basis to measure certain assets when applying lower of cost or market accounting or when adjusting carrying values. Fair value is also used when evaluating impairment on certain assets, including notes receivable and long-lived assets. The following table sets forth the estimated fair values of the Company’s financial instruments that are measured at fair value on a reoccurring basis as of September 30, 2016 and December 31, 2015:

eROOMSYSTEM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Fair Value of Financial Instruments

		Quoted Prices
		in
		Active
		Markets		Significant
		for Identical	Significant	Unobservable
		Assets	Observable Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
September 30, 2016

Assets:
Debt securities available for sale	$24,886	$-	$24,886	$-

December 31, 2015

Assets:
Debt securities available for sale	$23,640	$-	$23,640	$-

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

At September 30, 2016, the Company had accounts receivable from one customers which accounted for 38% of total accounts receivable and from a second customer which accounted for 21% of total accounts receivable.

During the nine months ended September 30, 2016, revenues from one customer accounted for 37% of total revenues and 26% from a second customer.

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

Research and development expenses consist of payroll and related costs for hardware and software engineers, quality assurance specialists, management personnel, and the costs of materials used by our consultants in research and development for new products. Research and development expenses in the nine months ended September 30, 2016 and 2015 were $39,657 and $35,672, respectively.

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

Comparison of Three Months Ended September 30, 2016 and 2015

Revenue

Revenue from product sales and maintenance was $214,413 for the three months ended September 30, 2016, compared to $229,873 for the three months ended September 30, 2015, representing a decrease of $15,460, or 7%. The decrease in revenues related to decreased sales in 2016.

Cost of Revenue

Our cost of product sales and maintenance revenue for the three months ended September 30, 2016 was $137,022, compared to $137,596 for the three months ended September 30, 2015, a decrease of $574, or 0.42%. The gross margin percentage on revenue from product sales revenue was 36% in 2016 and 40% in 2015.

The changes and percent changes with respect to our revenues and our cost of revenue for the three months ended September 30, 2016 and 2015 are summarized as follows:

	For the three months ended September 30,
	2016	2015	Change	Percent Change

REVENUE	$214,413	$229,873	$(15,460)	-7%

COST OF REVENUE	$137,022	$137,596	$(574)	0.42%

Although the preceding table summarizes the net changes and percent changes with respect to our revenues and our cost of revenue for the three months ended September 30, 2016 and 2015, the trends contained therein are limited and should not be viewed as a definitive indication of our future results.

Operating Expenses

Selling, General and Administrative — Selling, general and administrative expenses, including non-cash compensation expense, were $110,331 for the three months ended September 30, 2016, compared to $95,114 for the three months ended September 30, 2015, representing an increase of $15,217, or 16% due to higher administrative costs.

Research and Development—Research and development expenses were $15,550 for the three months ended September 30, 2016, compared to $13,103 for the three months ended September 30, 2015 representing an increase of $2,447 or 19%.

Investment Income

Our investment income was $10,520 for the three months ended September 30, 2016, compared to $23,464 for the three months ended September 30, 2015, representing a decrease of $12,944, or 55%. The change in investment income related to sales of available-for-sale securities in the three months ended September 30, 2015 and the repayment of notes receivable during 2016.

Net Income

We realized a net loss of $37,970 for the three months ended September 30, 2016, compared to net income of $7,524 for the three months ended September 30, 2015. The $45,494 change related primarily to decreased revenue and investment income as well as increased selling, general and administrative expenses during the three months ended September 30, 2016.

Comparison of Nine Months Ended September 30, 2016 and 2015

Revenue

Revenue from product sales and maintenance was $677,834 for the nine months ended September 30, 2016, compared to $644,163 for the nine months ended September 30, 2015, representing an increase of $33,671, or 5%. The increase in revenues related to improved sales in 2016.

Cost of Revenue

Our cost of product sales and maintenance revenue for the nine months ended September 30, 2016 was $422,144, compared to $371,963 for the nine months ended September 30, 2015, representing an increase of $50,181, or 13%. The increase in cost of revenue related to the increase in sales as well as increases in labor costs and cost of goods. The gross margin percentage on revenue from product sales revenue was 38% in 2016 as compared to 42% in 2015.

The changes and percent changes with respect to our revenues and our cost of revenue for the nine months ended September 30, 2016 and 2015 are summarized as follows:

	For the nine months ended September 30,
	2016	2015	Change	Percent Change

REVENUE	$677,834	$644,163	$33,671	5%

COST OF REVENUE	$422,144	$371,963	$50,181	13%

Although the preceding table summarizes the net changes and percent changes with respect to our revenues and our cost of revenue for the nine months ended September 30, 2016 and 2015, the trends contained therein are limited and should not be viewed as a definitive indication of our future results.

Operating Expenses

Selling, General and Administrative — Selling, general and administrative expenses, including non-cash compensation expense, were $302,736 for the nine months ended September 30, 2016, compared to $290,382 for the nine months ended September 30, 2015, representing an increase of $12,354, or 4% due to higher administrative costs.

Research and Development—Research and development expenses were $39,657 for the nine months ended September 30, 2016, compared to $35,672 for the nine months ended September 30, 2015 representing an increase of $3,985 or 11%.

Investment Income

Our investment income was $52,477 for the nine months ended September 30, 2016, compared to $104,407 for the nine months ended September 30, 2015, representing a decrease of $51,930, or 50%. The change in investment income related to sales of available-for-sale securities in the nine months ended September 30, 2015 and the repayment of notes receivable during 2016.

Net Income

We realized a net loss of $34,226 for the nine months ended September 30, 2016, compared to net income of $50,553 for the nine months ended September 30, 2015. The $84,779 change related primarily to the decrease in revenue and investment income and the increase in selling, general and administrative costs during the nine months ended September 30, 2016.

Liquidity and Capital Resources

Our accumulated deficit increased from $31,686,698 at December 31, 2015 to $31,720,924 at September 30, 2016. The $34,226 increase in accumulated deficit resulted directly from the net loss realized for the nine months ended September 30, 2016.

At September 30, 2016, our principal sources of liquidity consisted of $1,638,990 of cash as compared to $1,247,739 at December 31, 2015. At September 30, 2016, we had working capital of $2,485,928, as compared to $2,504,497 at December 31, 2015. In addition, our stockholders' equity was $2,523,486 at September 30, 2016, compared to stockholders' equity of $2,550,383 at December 31, 2015, an increase of $26,897. The increase in cash reflects the repayment of notes receivable. We believe that we have sufficient funds to operate for the next twelve months.

Net cash used in operations for the nine months ended September 30, 2016 was $85,829 as compared to $59,358 used in the period ended September 30, 2015.

Investing activities for the nine months ended September 30, 2016 provided net cash of $477,080, compared to $17,086 of net cash provided during the nine months ended September 30, 2015. The change in cash used related to advances and collections under notes receivable in 2016 and 2015.

There were no financing activities in the nine months ended September 30, 2016 and 2015.

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

Contractual Cash Obligations and Commercial Commitments

There were no significant contractual cash obligations or commercial commitments either on or off balance sheet as of September 30, 2016.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our Chief Executive Officer and Chief Financial Officer have reviewed the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q and have concluded that because of the material weakness in our internal control over financial reporting due to lack of segregation of duties, the Company’s disclosure controls and procedures were not effective as of September 30, 2016 to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that the Company’s disclosure and controls are designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Notwithstanding the material weakness discussed below, our principal executive officer and principal financial officer have concluded that the condensed consolidated financial statements (unaudited) included in this Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

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

Date: November 14, 2016
	By:	/s/ David A. Gestetner
	Name:	David A. Gestetner
	Title:	President, Chief Executive Officer, Secretary,
and Chairman of the Board
(Principal Executive, Financial, and Accounting Officer)